Form 10-Q
period 1997-06-30
CARDIMA INC
filed 1997-08-14
CIK 1022570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to ______.

                        COMMISSION FILE NUMBER: 0-22419
                                                -------

                                 CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


          DELAWARE                                               94-3177883
---------------------------------                           --------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


47266 BENICIA STREET, FREMONT, CA                                  94538-7330
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days. Yes         No   X
                                       ------     ------

As of July 31, 1997, there were 8,098,904 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX


                                                                                            Page #
                                                                                            ------
PART  I.   FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS


           Balance Sheets as of June 30, 1997 and December 31, 1996                          3

           Statements of Operations for the three months and six months
           ended June 30, 1997 and 1996                                                      4

           Statements of Cash Flows for the six months ended June 30, 1997 and 1996          5

           Notes to Financial Statements                                                     6

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                              8

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings                                                        23
           Item 2. Changes in Securities                                                    23
           Item 3. Defaults Upon Senior Securities                                          23
           Item 4. Submission of  Matters to a Vote of Security Holders                     23
           Item 5. Other Information                                                        24
           Item 6. Exhibits and Reports on Form 8-K                                         24

SIGNATURES                                                                                  25

INDEX TO EXHIBITS                                                                           26

     EXHIBIT   11.1                                                                         27

     EXHIBIT   27.1                                                                         28

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                                BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                                            (1)
                                                                                             June 30,     Dec. 31,
ASSETS                                                                                         1997         1996
                                                                                              --------    --------
Current Assets:                                                                             (unaudited)
 Cash and cash equivalents                                                                    $ 20,479    $    907
 Short-term investments                                                                              0           0
 Accounts receivable, net of allowances for doubtful accounts
   of $85 at June 30, 1997 and $30 at Dec. 31, 1996                                                161          68
 Inventories                                                                                       586         377
 Other current assets                                                                              299         229
                                                                                              --------    --------
   Total current assets                                                                         21,525       1,581

Property and equipment, net                                                                      2,187       1,400
Restricted cash                                                                                    255         275
Other assets                                                                                       223         708
                                                                                              --------    --------

Total assets                                                                                  $ 24,190    $  3,964
                                                                                              ========    ========

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
 Accounts payable                                                                             $    630    $  1,113
 Accrued compensation                                                                              573         513
 Other current liabilities                                                                          94          94
 Notes payable                                                                                       8       1,682
 Capital lease obligation - current portion                                                        436         329
                                                                                              --------    --------
   Total current liabilities                                                                     1,741       3,731

Deferred rent                                                                                      114         139
Capital lease obligation - noncurrent portion                                                      741         722
Commitments
Redeemable  convertible preferred stock at amount paid in:
 Series D redeemable convertible, 1,919,052 at December 31, 1996; none
  at June 30, 1997                                                                                   -       9,740
Stockholders' equity (net capital deficiency):
 Preferred stock, $.001 par value; 5,000,000 shares authorized
  Series A convertible, 428,567 shares issued and outstanding as of December 31, 1996;
  none at June 30, 1997; at amount paid in                                                           -       2,949
  Series B convertible, 333,333 shares issued and outstanding as of December 31, 1996;
  none at June 30, 1997; at amount paid in                                                           -           -
  Series C convertible, 458,245 shares issued and outstanding as of December 31, 1996;
  none at June 30, 1997; at amount paid in                                                           -       4,764
Common stock, $.001 par value; 25,000,000 shares authorized, 8,096,323 shares
 issued and outstanding at June 30, 1997, 74,999 at December 31, 1996; at amount paid in        45,688         595
 Deferred compensation                                                                            (857)       (526)
 Deficit accumulated during the development stage                                              (23,237)    (18,150)
                                                                                              --------    --------
   Total stockholders' equity (net capital deficiency)                                          21,594     (10,368)
                                                                                              --------    --------
Total liabilities and stockholders' equity                                                    $ 24,190    $  3,964
                                                                                              ========    ========

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1996.
    See accompanying notes to financial statements.

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                           Three months ended  Six months ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1997      1996      1997      1996
                                           --------   -------  -------   --------
Net sales                                   $   319   $   280   $   536   $   412
Cost of goods sold                              457       393       831       777
                                            -------   -------   -------   -------

   Gross profit                                (138)     (113)     (295)     (365)

Operating expenses:
   Research and development                   1,059       632     1,869     1,228
   Selling, general and administrative        1,646       925     2,977     1,659
                                            -------   -------   -------   -------

      Total operating expenses                2,705     1,557     4,846     2,887
                                            -------   -------   -------   -------

Operating loss                               (2,843)   (1,670)   (5,141)   (3,252)

Interest and other income                       110        48       135       112
Interest expense                                (28)       (5)      (81)       (7)
                                            -------   -------   -------   -------

Net loss                                    $(2,761)  $(1,627)  $(5,087)  $(3,147)
                                            =======   =======   =======   =======

Net loss per share                          $ (1.21)            $ (1.91)
                                            =======             =======

Shares used in computing net loss per share   2,277               2,670
                                            =======             =======
Pro forma net loss per share                          $ (0.25)            $ (0.50)
                                                      =======             =======

Shares used in computing pro forma net loss
 per share                                              6,431               6,313
                                                      =======             =======

                See accompanying notes to financial statements

                                 CARDIMA, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                           -----------------------
                                                                              1997         1996
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    ($5,087)     ($3,147)

 Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization                                                  277          129
  Amortization of deferred compensation                                          101            7
 Changes in operating assets and liabilities:
  Accounts receivable                                                            (93)         (87)
  Inventories                                                                   (209)        (117)
  Other current assets                                                           (70)        (232)
  Restricted cash                                                                 20            -
  Other assets                                                                   475            -
  Accounts payable                                                              (525)          98
  Accrued compensation                                                            60           62
  Other current liabilities                                                       42            6
  Deferred rent                                                                  (25)          33
                                                                           ---------    ---------
   Net cash used in operating activities                                      (5,034)      (3,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                           (717)         (91)
                                                                           ---------    ---------
     Net cash used in investing activities                                      (717)         (91)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under capital leases                                        (210)        (143)
 Decrease in notes payable                                                    (1,674)           -
 Net proceeds from issuance of preferred stock                                13,442        3,559
 Net proceeds from sale of common stock                                       13,765            2
                                                                           ---------    ---------
  Net cash provided by financing activities                                   25,323        3,418
                                                                           ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     19,572           79

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   907        2,993
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  20,479    $   3,072
                                                                           =========    =========

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The operating results for the three month and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for
the fiscal year ending December 31, 1997.   The accompanying financial
statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form S-1 (No. 333-23209) dated March 13, 1997.

2. BALANCE SHEET COMPONENT

       Certain balance sheet components are as follows:        (In thousands)
                                                                (Unaudited)

                                                         June 30,        Dec. 31,
                                                          1997             1996
                                                         --------        --------
Inventories:
        Raw materials                                    $    187        $    145
        Work-in-process                                       168             131
        Finished goods                                        231             101
                                                         --------        --------
                                                         $    586        $    377
                                                         ========        ========
Property and equipment:
        Equipment                                        $  3,063        $  2,008
        Leasehold improvements                                 99              93
                                                         --------        --------
                                                         $  3,162        $  2,101
        Less accumulated depreciation                         975             701
                                                         --------        --------
                                                         $  2,187        $  1,400
                                                         ========        ========

                                  (Unaudited)

3. INITIAL PUBLIC OFFERING

     In June 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at an initial price to the public of $7.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.8 million.

4. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the filing of a registration statement in connection with the Company's initial public offering at prices below the public offering price of $7.00 have been included in the calculation as if they were outstanding for all periods presented through June 30, 1997 (using the treasury stock method for stock options at the estimated public offering price).

     Pro forma net loss per share for the three months and six months ended June 30, 1997 and 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the "if converted" method) from original date of issuance. For the three and six months ended June 30, 1997, pro forma net loss per share was ($0.58) and ($0.91) per share, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact on earnings per share for the three and six months ended June 30, 1997 and 1996 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company's ability to conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.

OVERVIEW

     Since its incorporation in November 1992, Cardima has been engaged in the design, research and development, manufacturing and testing of microcatheter systems for the mapping (diagnosing) and ablation (treating) of cardiac arrhythmias. The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

     To date, Cardima has generated limited revenues which, until January 1997, have primarily been in Europe and Japan, from sales of the Cardima Pathfinder and Tracer for diagnosing Ventricular Tachycardia (VT) and the Cardima Pathfinder AF for diagnosing Atrial Fibrillation (AF). The Company has obtained the right to affix the CE mark to its Cardima Pathfinder, Tracer and Cardima Pathfinder AF microcatheter systems, permitting the Company to market these products in the member countries of the EU. The Company's international sales are made through distributors who sell the Company's products to physicians and hospitals, although the Company is currently evaluating the establishment of a direct sales force in certain key European countries. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, a significant portion of the Company's revenues in the six months ended June 30, 1997 were from sales in the United States. In order to begin shipping the Tracer microcatheter systems for diagnosing VT or the Cardima Pathfinder AF for diagnosing AF in the United States, the Company will need to receive 510(k) clearance for these products from the FDA. The Company has submitted a 510(k) premarket notification for the Cardima Pathfinder AF and intends to seek 510(k) clearance for its other diagnostic products, including the Cardima Pathfinder 1.5 Fr. and Tracer products. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness, and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States.
Specifically, PMA approval will be required prior to the introduction in the United States of the Cardima Pathfinder AF microcatheter system for treatment of AF or Tracer VT microcatheter system for treatment of VT. In January 1997, the Company submitted an IDE for the Cardima Pathfinder AF microcatheter system for diagnosing and treatment of AF and in June 1997 received conditional approval from the FDA to begin a Phase I feasibility study for diagnosing AF. The Company has recently begun Phase I clinical trials for its Cardima Pathfinder AF microcatheter system and expects to file an additional IDE and begin clinical trials for its Tracer VT microcatheter system in the second half of 1997.

RESULTS OF OPERATIONS

Net Sales

     Net sales for the quarter ended June 30, 1997 increased 14% to $319,000 from $280,000 in the same period in 1996. Net sales for the six month period ended June 30, 1997 increased 30% to $536,000 from $412,000 in the same period in 1996. Each of these increases is due primarily to U.S. sales of the Cardima Pathfinder line of microcatheters for diagnosis of VT following FDA clearance in January 1997.

Cost of Good Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. Cost of goods sold for the quarter ended June 30, 1997 increased 16% to $457,000 from $393,000 in the same period in 1996. Cost of goods sold for the six month period ended June 30, 1997 increased 7% to $831,000 from $777,000 in the same period in 1996. Each of these increases is due primarily to the growth in the Company's manufacturing operations to support domestic product sales and low initial production volumes.

Research and Development Expenses

     Research and development expenses for the quarter ended June 30, 1997 increased 68% to $1,059,000 from $632,000 in the same period in 1996. Research and development expenses for the six month period ended June 30, 1997 increased 52% to $1,869,000 from $1,228,000 in the same period in 1996. Each of these increases is due primarily to staff additions and associated expenses in research and development, clinical and regulatory areas incurred as the Company adds resources to meet program goals and clinical objectives.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended June 30, 1997 increased 78% to $1,646,000 from $925,000 in the same period in 1996. Selling, general and administrative expenses for the six month period ended June 30, 1997 increased 79% to $2,977,000 from $1,659,000 in the same period in 1996.
The increases in selling expenses are due primarily to expansion of the Company's U.S. sales force and the commitment of additional resources to support the Company's European sales efforts. The increases in general and administrative expenses are due primarily to additional staffing and expenses to meet the growth of the Company and expenses related with the requirements of a public company. The increases in marketing expenses were due primarily to additional staffing, marketing materials and programs to meet new product introductions.

Interest and Other Income

     Interest and other income for the quarter ended June 30, 1997 increased 129% to $110,000 from $48,000 in the same period in 1996. Interest income for the six month period ended June 30, 1997 increased 21% to $135,000 from $112,000 in the same period in 1996. Each of these increases is due primarily to larger cash and cash equivalent balances as a result of the Company's IPO.

Interest Expense

     Interest expense for the quarter ended June 30, 1997 increased to $28,000 from $5,000 in the same period in 1996. Interest expense for the six month period ended June 30, 1997 increased to $81,000 from $7,000 in the same period in 1996. Each of these increases is due primarily to higher borrowing levels during periods prior to the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $30.9 million as of June 30, 1997, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which yielded net proceeds of approximately $13.8 million, and equipment leases, which have totaled $1.9 million to acquire certain capital equipment. As of June 30, 1997, the Company had approximately $20.7 million in cash and cash equivalents, of which $255,000 was restricted in order to secure letters of credit issued in connection with the Company's facilities lease.

     Net cash used in operating activities was approximately $5.0 million for the six months ended June 30, 1997 and $3.2 million for the six months ended June 30, 1996, resulting primarily from losses incurred during such periods. Net cash used in investing activities was approximately $717,000 for the six months ended June 30, 1997 and $91,000 for the six months ended June 30, 1996, attributable primarily to capital expenditures during such periods. Net cash provided by financing activities was approximately $25.3 million for the six months ended June 30, 1997, and $3.4 million for the six months ended June 30, 1996, resulting primarily from the Company's initial public offering and the sale of equity securities in private placement transactions.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash and cash generated from operations will be sufficient to meet the Company's operating expenses and capital requirements at least through the end of 1998. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the

Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

HISTORY OF LOSSES AND EXPECTATION OF SUBSTANTIAL FUTURE LOSSES

     Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of its Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems have been limited. The Company had net losses of approximately $5.2 million and $7.8 million for 1995 and 1996, respectively, and $2.8 million for the three months ended June 30, 1997 and $5.1 million for the six months ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit of approximately $23.2 million. The Company expects to incur substantial net losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial net sales or achieve profitability. Failure by the Company to generate substantial revenues or to reduce the research and development, marketing, and manufacturing expenses below net sales would have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF SAFETY AND EFFECTIVENESS; EARLY STAGE OF PRODUCT DEVELOPMENT

     The Company is currently developing versions of its Cardima Pathfinder and Tracer microcatheter systems for mapping AF and VT. To date, the Company has completed only one clinical trial and has received 510(k) pre-market clearance only with respect to its Cardima Pathfinder microcatheter system for venous mapping of VT, including the Cardima Pathfinder microcatheter and Venaport guiding catheter. While the Cardima Pathfinder AF microcatheter system for mapping AF is currently being sold in certain foreign markets, the Company has not received 510(k) clearance for sale of this product in the United States. There can be no assurance that 510(k) clearance for the Cardima Pathfinder AF mapping system will be obtained in a timely manner, or at all. Failure to obtain such clearance on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is in the early stage of developing, testing and obtaining regulatory approval for its microcatheter systems designed for ablation of AF and VT. The Company is currently developing the Cardima Pathfinder AF microcatheter system for ablation of AF and the Tracer VT microcatheter system for ablation of VT. The Company has not conducted any human clinical studies using its microcatheter systems for the ablation of AF or VT. The Company is required to obtain an Investigational Device Exemption ("IDE") from the FDA prior to conducting human clinical trials of its microcatheter systems for ablation. The Company recently filed an IDE for the Cardima Pathfinder AF microcatheter system for mapping and ablation, which was conditionally approved by the FDA for Phase I and consists of a feasibility study for AF mapping. The Company has initiated the feasibility study for AF mapping, which is being conducted at Stanford University Hospital and Massachusetts General Hospital. The FDA has not approved any studies for ablation, and the Company will be required to submit the results of the Phase I mapping study prior to conducting clinical studies for ablation. There can be no assurance that the Company will successfully complete its Phase I study, that the results will permit the Company to file an IDE for the ablation of AF or that the FDA will approve any filed IDE for the ablation of AF. Except for the IDE relating to the Cardima Pathfinder AF microcatheter system for mapping and ablation, which resulted in the Company receiving conditional approval from the FDA for Phase I clinical studies and under which a feasibility study has been initiated, the Company has not filed IDEs or begun clinical trials for its microcatheter systems under development for ablation. The Company must complete these clinical trials, if initiated, prior to the filing of a Pre-market Approval Application ("PMA"), and must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of the Company's microcatheter systems will require substantial financial and management resources of the Company and the completion of such trials will take several years. There can be no assurance that necessary IDEs will be granted by the FDA, that human clinical trials, if initiated, will be completed or that these clinical studies will validate the results of the Company's pre-clinical studies or demonstrate that such products are safe and effective. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. The failure of the Company to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the Cardima Pathfinder AF for AF ablation or the Tracer VT for VT ablation would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT AND PROCEDURE ACCEPTANCE

     The Company's microcatheter systems represent a novel approach to the mapping and ablation of AF and VT. Acceptance of the Company's products and procedures by physicians, patients and health care payors will be necessary in order for the Company to be successful. The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the Atrio-Ventricular ("AV") node followed by implantation of a pacemaker, and open heart surgery. It is likely that physicians will not recommend the use of the Company's microcatheter systems unless they conclude, based on clinical data and other factors, that these systems provide a safe, effective and cost-efficient alternative to established or emerging approaches to the mapping and ablation of AF and VT. Except for the Cardima Pathfinder microcatheter system for mapping VT, none of the products currently being developed by Cardima for the mapping and ablation of AF and VT has obtained regulatory clearance or approval in the United States. Even if the Company's products are successfully developed and the required regulatory clearance or approval is obtained, there can be no assurance that such products and the associated procedures will ultimately gain any significant degree of market acceptance. Since the Company's sole product focus is to design and market microcatheter systems to map and ablate AF and VT, the failure to successfully commercialize these systems would have a material and adverse affect on the Company's business, financial condition and results of operations.

     Risks Regarding Products and Procedures Designed for Mapping and Ablation of AF. Cardima is developing its Cardima Pathfinder AF microcatheter system for mapping and ablation of AF. Currently, there is considerable clinical debate about the need for mapping AF prior to ablation, and no mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only the right atrial intervention is warranted. Market acceptance of this product for mapping will depend largely on a determination that there is a clinical need for diagnostic mapping prior to ablation of AF. The Cardima Pathfinder AF ablation procedure requires the use of RF energy in the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the vasculature to the brain and cause a stroke. Consequently, physicians may not recommend this procedure, in which event the Cardima Pathfinder AF would be unlikely to gain market acceptance. The failure of the Company to complete development of the Cardima Pathfinder AF or to gain regulatory approval, demonstrate safety, clinical effectiveness or cost effectiveness, gain wide market acceptance or successfully commercialize the Cardima Pathfinder AF for the mapping and ablation of AF would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Regarding Products and Procedures Designed for Mapping and Ablation of VT. The Cardima Pathfinder and Tracer microcatheter systems for VT mapping are designed for use inside the vasculature of the heart wall and to provide access to the vasculature of the heart through the venous system. To achieve market acceptance, the Company will need to demonstrate the safety, clinical effectiveness and cost effectiveness of the Cardima Pathfinder and Tracer microcatheter systems for VT mapping, of which there can be no assurance. In addition, electrophysiologists will need to be specially trained to perform this procedure, which may further impede market acceptance. There can be no assurance that the Cardima Pathfinder or Tracer microcatheter systems for VT mapping will ever achieve market acceptance, or in the case of the Tracer microcatheter system, be cleared for marketing by U.S. Regulatory authorities, or be successfully commercialized in the United States or internationally. The inability of the Company to gain wide market acceptance or successfully commercialize the Cardima Pathfinder and Tracer microcatheter systems for VT mapping would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's Tracer VT microcatheter system is being developed for ablation of VT using RF energy, which could cause damage to the arteries and veins of the heart, potentially leading to myocardial infarction and even death. Consequently, physicians may not recommend this procedure, in which event the Tracer VT would be unlikely to gain market acceptance. Failure of the Company to gain market acceptance or successfully commercialize the Tracer VT would have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS


     The Company's results of operations may fluctuate significantly from quarter to quarter or year to year depending upon a number of factors, including actions relating to regulatory matters, progress of pre-clinical and clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing of new product introductions by the Company or its competitors and the ability of the Company to market its products successfully in the United States and internationally. Although the Cardima Pathfinder and Tracer microcatheter systems are labeled for single use only, the Company is aware that some physicians in international markets are reusing these products. Reuse of the Company's microcatheter systems would reduce revenues from product sales and could have a material adverse effect on future performance and periodic operating results. Due to such fluctuations in operating results, period to period comparisons of the Company's revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

NO ASSURANCE OF OBTAINING REQUIRED REGULATORY APPROVALS; GOVERNMENT REGULATION

     The pre-clinical and clinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement actions by the FDA including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal of the FDA to grant pre-market clearances or approvals, withdrawal of marketing approvals and criminal prosecution. Any such action would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is prohibited from marketing its products in the United States unless it obtains 510(k) clearance or PMA approval from the FDA. The Company believes that it usually takes from four to twelve months from submission to obtain 510(k) clearance, but that it can take longer. The Cardima Pathfinder microcatheter system for mapping VT has received 510(k) clearance. The Company believes that its current mapping products will also be eligible for 510(k) clearance, and has submitted 510(k) pre-market notifications for the Cardima Pathfinder AF and Cardima Pathfinder 1.5 Fr. and intends to seek 510(k) clearance for the Tracer products. These submissions may need to include clinical trial data. There can be no assurance, however, that any of these products will receive 510(k) clearance in a timely fashion, if at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company will be required to seek PMA approval for its ablation products, including the Cardima Pathfinder AF and the Tracer VT microcatheters for ablation. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. In order to prepare a PMA application, the Company will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. To date, the Company has not conducted any human clinical studies using its microcatheter systems for the ablation of AF or VT. In January 1997, the Company submitted an IDE for the Cardima Pathfinder AF microcatheter system for mapping and ablation of AF and received conditional approval from the FDA to begin its Phase I feasibility study for mapping AF. In July 1997, the Company initiated its Phase I feasibility study at Stanford University Hospital and Massachusetts General Hospital. The FDA has not approved any clinical studies for ablation, and the Company will be required to submit the results of the Phase I mapping study prior to conducting clinical studies for ablation. The Company expects to file an additional IDE and begin its clinical trials for the Tracer VT microcatheter system in the second half of 1997. There can be no assurance that any clinical study that the Company proposes will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports additional clinical investigations of the type necessary to obtain PMA approval. The Company expects that a PMA application will not be submitted for at least two years, if at all. No assurance can be given that the Company will ever be able to obtain PMA approval for any of its ablation products. Failure of the Company to obtain timely PMA approval would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is subject to periodic inspection by the FDA and the California Department of Health Services, and must comply with various other regulatory requirements that apply to medical devices marketed in the United States, including labeling regulations, the Quality System Regulation ("QSR"), the Medical Device Reporting regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved ("off-label") uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. The Company has obtained the requisite approvals by means of the CE mark to sell the Cardima Pathfinder, Cardima Pathfinder 1.5 Fr., Cardima Pathfinder AF, Tracer and Venaport for mapping in the European Union ("EU") and Australia, to sell the Cardima Pathfinder, Cardima Pathfinder 1.5 Fr., Cardima Pathfinder AF and Tracer in Japan and to sell the Cardima Pathfinder, Tracer and Venaport in Canada. The Company plans to commence clinical trials in the EU, Canada and Japan for its ablation products, including certification to enable CE marking. There can be no assurance the Company will be successful in obtaining such approvals.
Failure to receive approval to affix the CE mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. In such event, the Company's business, financial condition and results of operations would be materially and adversely affected.

RAPID TECHNOLOGICAL CHANGE; SIGNIFICANT COMPETITION

     The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes, including changes in the capital equipment with which the Company's microcatheter systems are designed to be compatible. Product development involves a high degree of risk, and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. Failure by the Company to respond to and develop new technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the AV node followed by implantation of a pacemaker, and open heart surgery. In the market for cardiac mapping and ablation devices, the Company believes that the primary competitive factors are safety, effectiveness, ease of use and overall system cost. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are important competitive factors. Several of the Company's competitors are currently marketing and selling catheters in the United States and internationally that map and ablate a type of arrhythmia known as supraventricular tachycardia ("SVT"). In addition, several competitors are also developing new approaches and new products for the mapping and/or ablation of AF and VT. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using RF, ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the open heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or new products prove to be safe and effective, the Company's products could be rendered noncompetitive or obsolete, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and/or treatment of cardiac arrhythmias, including Biosense, Inc., Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant Corporation, Medtronic, Inc., and Ventritex, Inc., a subsidiary of St. Jude, Inc., the leading manufacturers of implantable defibrillators. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by its competitors. Furthermore, there can be no assurance the Company will succeed in developing new technologies and products that are available prior to its competitors' products. Failure of the Company to demonstrate the competitive advantages of its products would have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

     The Company's future liquidity and capital requirements will depend on numerous factors, including the progress of the Company's clinical research and product development programs: the receipt of, and the time required to obtain, regulatory clearances and approvals; the costs and timing of expansion of product development, manufacturing and sales and marketing activities; the extent to which the Company's products gain market acceptance; competitive developments; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. In addition, if unforeseen difficulties arise in the course of developing its products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of the Company's business, the Company may be required to invest greater-than-anticipated funds. As a consequence, the Company may be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. If additional financing is needed, there can be no assurance that it will be available on terms acceptable to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

DEPENDENCE ON PATENTS AND PROPRIETARY AND LICENSED TECHNOLOGY; RISK OF PATENT INFRINGEMENT

     The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, trademarks, copyrights and to operate without infringing or violating the proprietary rights of others. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The patent positions of medical device companies, including the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. In addition, the U.S. patent laws were recently amended to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The Company cannot predict whether this amendment might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

     In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. In addition to patents, trademarks and copyrights, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors. The Company also relies on certain license agreements through which it licenses certain technology from others, including technology of Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, ("Target") that is integrated into the Company's microcatheter systems for mapping and ablation. The Company has also licensed a proprietary surface coating material used on certain of its catheters. There can be no assurance that these licenses will continue to be available to the Company. The loss of or inability to maintain any of these licenses could result in delays in commercial shipments by the Company until equivalent technology could be developed internally or identified, licensed and integrated, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company has not received any significant letters from others threatening to enforce intellectual property rights against the Company, there can be no assurance that the Company will not become subject to patent infringement claims or litigation, to interference proceedings in the USPTO to determine the priority of inventions or to oppositions to patent grants in foreign jurisdictions. An adverse determination in litigation, interference or opposition proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Under the Company's license agreement with Target, the Company is not indemnified against claims brought by third parties alleging infringement of patent rights. Consequently, the Company could bear the liability resulting from such claims. There can be no assurance that the Company will have the financial resources to protect and defend its intellectual property, as such defense is often costly and time consuming. Failure of the Company to protect its patent rights, trade secrets, know-how or other intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

     The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. There can be no assurance that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents in which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. There can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that others were not the first to file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may be issued to others on such applications. The Company periodically reviews the scope of patents of which it is aware. Although Cardima does not believe that it infringes patents known to the Company, the question of patent infringement involves complex legal and factual issues and there can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court.

INFLUENCE OF BOSTON SCIENTIFIC CORPORATION/TARGET THERAPEUTICS, INC.

     As of August 12, 1997, Target beneficially owned approximately 9.5% of the Company's outstanding Common Stock. In April 1997, Boston Scientific completed the acquisition of Target, by merging Target with a wholly-owned subsidiary. As a result of the acquisition, Boston Scientific exercises control over a significant portion (approximately 9.5%) of the Company's outstanding Common Stock. Accordingly, Boston Scientific may be able to exercise influence over the business and financial affairs of the Company. Boston Scientific develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by the Company. There can be no assurance that Boston Scientific will not take actions or engage in activities that could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company and Target have entered into a license agreement (the "Target License Agreement"), pursuant to which Target has granted the Company an exclusive license (the "Target License") under certain issued United States patents to certain technologies upon which the Company's products are based. The Target License covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. The Target License will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, the Company has obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than using balloon angioplasty. Under the Target License Agreement, Cardima has granted Target an exclusive, royalty-free license to use any technology developed by Cardima prior to May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, diagnosis and treatment of male and female reproductive disorders and vascular prostheses. The Target License Agreement imposes various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations on the Company. Failure by the Company to comply with certain of these requirements could result in a termination of the Target License. The loss of the Company's exclusive rights to the Target-based microcatheter technology would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales have accounted for a significant portion of the Company's revenues to date and will continue to account for a significant portion of the Company's revenues for the foreseeable future. A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, although the Company's sales are denominated in U.S. dollars, Cardima's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. The financial condition, expertise and performance of the Company's international distributors and any future international distributors could affect sales of the Company's products internationally and could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business also subjects it and its representatives, agents and distributors to laws and regulations of the international jurisdictions in which they operate or in which the Company's products may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the EU, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to successfully commercialize any of its current microcatheter products, including the Cardima Pathfinder and Tracer microcatheter systems, or any future product in any foreign market.

UNCERTAINTY RELATED TO THIRD-PARTY REIMBURSEMENT

     U.S. health care providers, including hospitals and physicians, that purchase medical devices generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. The Company's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's microcatheter systems are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the

Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK; NEED TO COMPLY WITH UNITED STATES MANUFACTURING STANDARDS; DEPENDENCE ON KEY SUPPLIERS

     The Company has only limited experience in manufacturing its microcatheter systems. The Company currently manufactures its microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. The Company has recently increased the number of microcatheters manufactured and expects that, if U.S. sales for the Cardima Pathfinder microcatheter system increase or if the Company receives FDA clearance or approvals for other products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its microcatheter systems on a profitable basis. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the Company to be permitted to produce products for sale in the United States. The Company's facilities and manufacturing processes have recently successfully undergone a combined inspection by the FDA and by the State of California and an annual reinspection by TUV. The Company has demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive and is in compliance with procedures to produce products for sale in Europe. Any failure by the Company to comply with QSR requirements or to maintain its compliance with ISO 9001 (EN 46001) standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In addition, the Company may be required to cease all or part of its operations for some period of time until it can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that the Company will be found in compliance with QSR by regulatory authorities, or that it will continue to comply with ISO 9001 (EN 46001) standards in future audits or that the Company will not experience difficulties in the course of developing its manufacturing capability. Any failure of the Company to comply with state or FDA QSR requirements or to maintain compliance with ISO 9001 (EN 46001) standards, or to develop its manufacturing capability in compliance with such standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company purchases certain key components of its products, including the hydrophilic coating for certain of its microcatheters, from sole, single or limited source suppliers. For certain of these components there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company to obtain alternative vendors for any of the numerous components used to manufacture the Company's products would limit the Company's ability to manufacture its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE

     The Company has only limited experience marketing and selling its products in commercial quantities. Expanding the Company's marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. There can be no assurance that the Company will be able to continue to build a marketing staff or sales force, that expanding such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. The Company's Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems for mapping of AF and VT have obtained regulatory approval in certain international markets, and sales and marketing of these products is conducted primarily through distributors. The Company currently has a number of exclusive distributors that cover certain European countries and Japan and has sold only a limited number of Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems through these distributors. The Company does not have written agreements with certain of its exclusive distributors. Consequently, the terms of such arrangements, such as length of arrangements and minimum purchase obligations are uncertain. In addition, the laws in certain international jurisdictions may make it difficult for the Company to terminate such distribution arrangements absent specific written termination terms. There can be no assurance that these distributors will be able to market and sell the Company's products in these markets. There can be no assurance that the Company will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate sales force or to establish and maintain appropriate distribution relationships would have a material adverse effect upon the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

     The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and its continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel.

RISK OF PRODUCT LIABILITY; ADEQUACY OF INSURANCE COVERAGE

     The development, manufacture and sale of the Company's microcatheter systems may expose the Company to product liability claims. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will continue to be available to the Company on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. Although the Cardima Pathfinder and Tracer products are labeled for single use only, the Company is aware that some physicians are reusing such products. Moreover despite labeling of the Company's microcatheters for diagnostic use only, the Company believes that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of the Company's microcatheters could subject the Company to increased exposure to product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

     On June 5, 1997, the Company's Registration Statement on Form S-1 with respect to the Company's initial public offering of 2,275,000 shares of the Company's common stock was declared effective by the Securities and Exchange Commission. These shares carry the same voting rights as previously issued shares of common stock of the Company. Effective upon the closing of the Company's initial public offering, all outstanding shares of preferred stock were automatically converted into shares of the Company's common stock, and on such date, the Company amended its Certificate of Incorporation to delete reference to such preferred stock.

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 21, 1997 and June 4, 1997, the Company solicited stockholder approval to approve the following matters:

                                                SHARES         SHARES          SHARES
                                                 FOR           AGAINST         NOT VOTED
                                                 ---           -------         ---------
Stockholder Action by Written Consent
on May 21, 1997:

   Amendment to 1997 Stock Plan to
   increase shares reserved under 1997
   Stock Plan to 1,300,000 shares             4,644,339          0             927,132

    Approval of 1997 Employee Stock
    Purchase Plan with 250,000 shares
    reserved for issuance                     4,644,339          0             927,132

    Approval of 1997 Directors' Stock
    Option Plan with 200,000 shares
    reserved for issuance                     4,644,339          0             927,132

    Approval of certain changes to the
    Company's Bylaws                          4,644,339          0             927,132

    Approval of Company's Amended and
    Restated Certificate of Incorporation
    to be effective upon IPO
                                              4,644,339          0             927,132

Stockholder Action by Written Consent
on June 4, 1997:

    Amendment to Certificate of
    Incorporation to permit automatic
    conversion of the Company's Preferred
    Stock at the IPO price                    4,994,758          0             584,231

Item 5.   Other information

          See Notes to Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                 CARDIMA, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   August 12, 1997          CARDIMA, INC.

                                 /s/ Phillip C. Radlick, Ph.D.
                                 --------------------------------
                                 PHILLIP C. RADLICK, Ph.D.
                                 President, Chief Executive Officer and Director



                                 /s/ Ronald E. Bourquin
                                 --------------------------------
                                 RONALD E. BOURQUIN
                                 Vice President and Chief Financial Officer

                                 CARDIMA, INC.

        INDEX TO EXHIBITS FOR FORM 10-Q FOR QUARTER ENDED JUNE 30, 1997


EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------

   11.1       Statement Regarding Computation of Net Loss Per Share

   27.1       Financial Data Schedule