Form 10-Q
period 1997-09-30
CARDIMA INC
filed 1997-11-14
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                        COMMISSION FILE NUMBER: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


          DELAWARE                                        94-3177883
----------------------------------                    -------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)


   47266 BENICIA STREET, FREMONT, CA                 94538-7330
(Address of  Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.   X  Yes     No
                                    ----    ----

As of October 31, 1997, there were 8,099,176 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

                                                                                               Page #
                                                                                             ----------
PART  I.        FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets as of September 30, 1997 and December 31, 1996                      3
                Statements of Operations for the three and nine months ended September 30,
                1997 and 1996                                                                      4

                Statements of Cash Flows for the nine months ended
                September 30, 1997 and 1996                                                        5

                Notes to Financial Statements                                                      6

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                              8

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                 22

     Item 2.    Changes in Securities and Use of Proceeds                                         22

     Item 3.    Defaults Upon Senior Securities                                                   23

     Item 4.    Submission of  Matters to a Vote of Security Holders                              23

     Item 5.    Other Information                                                                 23

     Item 6.    Exhibits and Reports on Form 8-K                                                  23

SIGNATURES                                                                                        24

INDEX TO EXHIBITS                                                                                 25

   Exhibit 11.1                                                                                   26

   Exhibit 27.1                                                                                   27


PART I.FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                                BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                                        (1)
                                                                                         Sept. 30,   Dec. 31,
ASSETS                                                                                     1997        1996
                                                                                         ----------  ---------
                                                                                         (unaudited)
Current Assets:
   Cash and cash equivalents                                                              $17,246     $  907
   Accounts receivable, net of allowances for doubtful accounts
       of $77 at Sept. 30, 1997 and $30 at Dec. 31, 1996                                      197         68
   Inventories                                                                                559        377
   Other current assets                                                                       655        229
                                                                                          -------     ------
       Total current assets                                                                18,657      1,581

Property and equipment, net                                                                 2,138      1,400
Restricted cash                                                                               192        275
Other assets                                                                                  206        708
                                                                                          -------     ------
Total assets                                                                              $21,193     $3,964
                                                                                          =======     ======

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
   Accounts payable                                                                       $   648     $1,155
   Accrued compensation                                                                       826        513
   Other current liabilities                                                                  168         52
   Notes payable                                                                                8      1,682
   Capital lease obligation - current portion                                                 509        329
                                                                                          -------     ------
       Total current liabilities                                                            2,159      3,731

Deferred rent                                                                                 102        139
Capital lease obligation - noncurrent portion                                                 793        722
COMMITMENTS
Redeemable  convertible preferred stock at amount paid in:
   Series D redeemable convertible, 1,919,052 at December 31, 1996; none
     at September 30, 1997                                                                     -       9,740
Stockholders' equity (net capital deficiency):
   Preferred stock, $.001 par value; 5,000,000 shares authorized
     Series A convertible, 428,567 shares issued and outstanding as of December 31, 1996;
     none at September 30, 1997 at amount paid in                                              -       2,949
     Series B convertible, 333,333 shares issued and outstanding as of December 31, 1996;
     none at September 30, 1997 at amount paid in                                              -          -
     Series C convertible, 458,245 shares issued and outstanding as of December 31, 1996;
     none at September 30, 1997 at amount paid in                                              -       4,764
Common stock, $.001 par value; 25,000,000 shares authorized, 8,099,176 shares
   issued and outstanding at Sept. 30, 1997, 74,999 at December 31, 1996; at amount paid   45,592        595
   Deferred compensation                                                                     (794)      (526)
   Deficit accumulated during the development stage                                       (26,659)   (18,150)
                                                                                         --------   --------
       Total stockholders' equity (net capital deficiency)                                 18,139    (10,368)
                                                                                          -------   --------
Total liabilities and stockholders' equity                                                $21,193   $  3,964
                                                                                          =======   ========

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1996.

                See accompanying notes to financial statements.

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                           Three months ended     Nine months ended
                                              September 30,          September 30,
                                           --------- ---------   ---------- ---------
                                             1997      1996         1997      1996
                                           --------- ---------   ---------- ---------
Net sales                                   $   314    $   114     $   850   $    526
Cost of goods sold                              501        569       1,332      1,346
                                            -------    -------     -------   --------

   Gross profit                                (187)      (455)       (482)      (820)

Operating expenses:
   Research and development                   1,760        771       3,629      1,999
   Selling, general and administrative        1,708        946       4,684      2,605
                                            -------    -------     -------   --------
      Total operating expenses                3,468      1,717       8,313      4,604
                                            -------    -------     -------   --------
Operating loss                               (3,655)    (2,172)     (8,795)    (5,424)
Interest  and other income                      265         20         400        131
Interest expense                                (33)       (19)       (114)       (25)
                                            -------    -------     -------   --------
Net loss                                    $(3,423)   $(2,171)    $(8,509)  $ (5,318)
                                            =======    =======     =======   ========
Net loss per share                          $ (0.42)               $ (1.90)
                                            =======                =======
Shares used in computing net
        loss per share                        8,093                  4,478
                                            =======                =======
Pro forma net loss per share                           $ (0.34)              $  (0.84)
                                                       =======               ========
Shares used in computing pro forma net
        loss per share                                   6,431                  6,347
                                                       =======               ========

                See accompanying notes to financial statements

                                 CARDIMA, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                      --------------------
                                                                        1997       1996
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            ($8,509)    ($5,318)
  Adjustments to reconcile net loss to net cash provided by operations:
    Depreciation and amortization                                         506         234
    Amortization of deferred compensation                                 164          22
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (129)        (18)
    Inventories                                                          (182)         (8)
    Other current assets                                                 (426)       (141)
    Restricted cash                                                        83          42
    Other assets                                                          455        (106)
    Accounts payable                                                     (507)        135
    Accrued compensation                                                  313         227
    Other current liabilities                                             116           2
    Deferred rent                                                         (37)         21
                                                                      -------     -------
      Net cash used in operating activities                            (8,153)     (4,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (609)       (181)
                                                                      -------     -------
    Net cash used in investing activities                                (609)       (181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases                                (337)       (200)
  Conversion of notes payable                                          (1,674)          -
  Net proceeds from issuance of preferred stock                        13,442       3,559
  Net proceeds from sale of common stock                               13,670           7
                                                                      -------     -------
    Net cash provided by financing activities                          25,101       3,366
                                                                      -------     -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   16,339      (1,723)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            907       2,992
                                                                      -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $17,246      $1,269
                                                                      =======     =======

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


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

          The operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form S-1 (No. 333-23209) dated March 13, 1997.

2.      BALANCE SHEET COMPONENTS

          Certain balance sheet components are as follows:


                                                                 (In thousands)
                                                     (Unaudited)                (Audited)
                                                      Sept. 30,                 Dec. 31,
                                                        1997                      1996
                                                 ----------------          ----------------
Inventories:
      Raw materials                                   $   179                   $  145
      Work-in-process                                     157                      131
      Finished goods                                      223                      101
                                                      -------                   ------
                                                      $   559                   $  377
                                                      =======                   ======
Property and equipment:
      Equipment                                         3,186                    2,008
      Leasehold improvements                               99                       93
                                                      -------                   ------
                                                      $ 3,285                   $2,101
      Less accumulated depreciation                    (1,147)                    (701)
                                                      -------                   ------
                                                      $ 2,138                   $1,400
                                                      =======                   ======

                                  (Unaudited)

3.      INITIAL PUBLIC OFFERING

          In June 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at an initial price to the public of $7.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.6 million.

4.      NET LOSS PER SHARE

          Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the filing of a registration statement in connection with the Company's initial public offering at prices below the public offering price of $7.00 have been included in the calculation as if they were outstanding for all periods presented through March 31, 1997 (using the treasury stock method for stock options at the estimated public offering price).

          Pro forma net loss per share for the three and nine months ended September 30, 1997 and 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the "if converted" method) from original date of issuance. For the three and nine months ended September 30, 1997, pro forma net loss per share was ($0.42) and ($1.33) per share, respectively.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact on earnings per share for the three and nine months ended September 30, 1997 and 1996 is not expected to be material.

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


OVERVIEW

          Since its incorporation in November 1992, Cardima has been engaged in the design, research and development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

          Cardima has generated limited revenues, which until January 1997 have primarily been in Europe and Japan, from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing Ventricular Tachycardia (VT) and the Cardima Pathfinder AF microcatheter system for diagnosing Atrial Fibrillation
(AF). The Cardima Pathfinder 3 Fr. will be marketed in the United States (U.S.) as the Revelation Microcatheter. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in the nine-month period ended September 30, 1997 through sales of the Cardima Pathfinder for diagnosis of VT in the United States. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. The Company is currently establishing a direct sales force in certain key European markets. The Company has obtained the right to affix the CE mark to its Cardima Pathfinder, Tracer and Cardima Pathfinder AF microcatheter systems, permitting the Company to market these products in the member countries of the EU. In order to begin shipping the Tracer microcatheter systems for diagnosing VT in the United States, the Company will need to receive 510(k) clearance for this product from the U.S. Food and Drug Administration (the "FDA"). The Company received 510(k) pre-market notification for the Cardima Pathfinder AF for mapping and pacing of the atria on November 11, 1997 and intends to seek 510(k) clearance for its other diagnostic products, including the Cardima Pathfinder
1.5 Fr. and Tracer products. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness, and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Cardima Pathfinder AF microcatheter system for treatment of AF or Tracer VT microcatheter system for treatment of VT. In

January 1997, the Company submitted an Investigational Device Exemption (IDE) for the Cardima Pathfinder AF microcatheter system for diagnosing and treatment of AF and in January 1997 received conditional approval from the FDA to begin a Phase I feasibility study for diagnosing AF. The Company has recently completed Phase I clinical trials for its Cardima Pathfinder AF microcatheter system and expects to file an additional IDE in November 1997 and, upon approval, begin Phase II clinical trials for treatment of AF with the Cardima Pathfinder AFTC (AF Temperature Control) microcatheter.

RESULTS OF OPERATIONS (THREE AND NINE MONTHS ENDED 1997 AND 1996)

Net Sales

          Net sales for the quarter ended September 30, 1997 increased 175% to $314,000 from $114,000 in the same period in 1996. Net sales for the nine-month period ended September 30, 1997 increased 62% to $850,000 from $526,000 in the same period in 1996. Each of these increases is due to U.S. sales of the Cardima Pathfinder line of microcatheters for diagnosis of VT following FDA clearance in January 1997. Net sales in these periods were negatively impacted by lower sales in Europe due to the termination of distribution arrangements in major European markets.

Cost of Good Sold

          Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 1997 decreased 12% to $501,000 from $569,000 in the same period in 1996. Cost of goods sold for the nine-month period ended September 30, 1997 remained relatively flat compared to the same period in 1996. The decrease for the quarter ended September 30, 1997 is due primarily to the allocation of overall fixed costs over a greater number of units including units to support research and development, clinical and sales efforts.

Research and Development Expenses

          Research and development expenses for the quarter ended September 30, 1997 increased 128% to $1,760,000 from $771,000 in the same period in 1996. Research and development expenses for the nine-month period ended September 30, 1997 increased 82% to $3,629,000 from $1,999,000 in the same period in 1996. Each of these increases is due primarily to staff additions and associated expenses in research and development and clinical and regulatory areas incurred as the Company increased human resources to meet program goals and clinical objectives.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the quarter ended September 30, 1997 increased 81% to $1,708,000 from $946,000 in the same period in 1996. Selling, general and administrative expenses for the nine-month period ended September 30, 1997 increased 80% to $4,684,000 from $2,605,000 in the same period in 1996. The increase in selling expenses is due primarily to costs associated with the establishment and expansion of the Company's U.S. sales force, which occurred in fourth quarter 1996 and third quarter 1997, respectively, and the commitment of additional resources to support the Company's European sales efforts. The Company has incurred expenses relating to the termination of several distribution arrangements, the establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which require some training from sales and clinical specialists. The increase in general and administrative expenses is due primarily to additional staffing and expenses to meet the growth of the Company and expenses related to the requirements of a public company. The increase in marketing expenses is due primarily to additional staffing, marketing materials and programs to meet new product introductions.

Interest and Other Income

          Interest and other income for the quarter ended September 30, 1997 increased to $265,000 from $20,000 in the same period in 1996. Interest and other income for the nine-month period ended September 30, 1997 increased to $400,000 from $131,000 in the same period in 1996. Each of these increases is due primarily to larger cash and cash equivalent balances as a result of the Company's initial public offering.

Interest Expense

          Interest expense for the quarter ended September 30, 1997 increased to $33,000 from $19,000 in the same period in 1996. Interest expense for the nine-month period ended September 30, 1997 increased to $114,000 from $25,000 in the same period in 1996. Each of these increases is due primarily to higher borrowing levels for purchases of capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $30.9 million as of September 30, 1997, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which yielded net proceeds of approximately $13.6 million, and equipment leases, which have totaled $1.8 million to acquire certain capital equipment. As of September 30, 1997, the Company had approximately $17.2 million in cash and cash equivalents.

          Net cash used in operating activities was approximately $8.2 million and $4.9 million for the nine months ended September 30, 1997 and 1996, respectively, resulting primarily from operating losses incurred during such periods. Net cash used in investing activities was approximately $584,000 and $181,000 for the nine months ended September 30, 1997 and 1996, respectively, attributable primarily to capital expenditures during such periods. Net cash provided by financing activities was approximately $25.1 million and $3.4 million for the nine months ended September 30, 1997 and 1996, respectively, resulting primarily from the Company's initial public offering and the sale of equity securities in private placement transactions.

          The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash and cash generated from operations will be sufficient to meet the Company's operating expenses and capital requirements through the end of 1998. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

History of Losses and Expectation of Substantial Future Losses

          Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of its Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems have been limited. The Company had net losses of approximately $5.2 million and $7.8 million for years ended 1995 and 1996, respectively, and $3.4 million and $8.5 million for the three and nine months ended September 30, 1997, respectively. As of September 30, 1997, the Company had an accumulated deficit of approximately $26.7 million. The Company expects to incur substantial net losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial net sales or achieve profitability. Failure by the Company to generate substantial revenues or to reduce the research and development, marketing, and manufacturing expenses below net sales would have a material adverse effect on the Company's business, financial condition and results of operations.

No Assurance of Safety and Effectiveness; Early Stage of Product Development

          The Company is currently developing versions of its Cardima Pathfinder and Tracer microcatheter systems for mapping AF and VT. To date, the Company has completed two clinical trials and has received two 510(k) pre-market clearances from the FDA with respect to its Cardima Pathfinder microcatheter system for venous mapping of VT and Cardima Pathfinder AF microcatheter system for mapping and pacing of the atria. Failure to obtain clearances for the Company's other diagnostic products under development, including the Pathfinder 1.5 Fr., on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company is in the early stage of developing, testing and obtaining regulatory approval for its microcatheter systems designed for ablation of AF and VT. The Company is currently developing the Cardima Pathfinder AF microcatheter system for ablation of AF and the Tracer VT microcatheter system for ablation of VT. The Company has not conducted any human clinical studies using its microcatheter systems for the ablation of AF or VT. The Company is required to obtain an IDE from the FDA prior to conducting human clinical trials of its microcatheter systems for ablation. The Company filed an IDE for the Cardima Pathfinder AF microcatheter system for mapping and ablation in January 1997, and completed a feasibility study for AF mapping at Stanford University Hospital and Massachusetts General Hospital. The Company has submitted the results of the Phase I mapping study to the FDA. The FDA has not approved any studies for ablation and there can be no assurance that the FDA will approve any filed IDE for the ablation of AF. The Company must complete these clinical trials, if initiated, prior to the filing of a PMA, and must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of the Company's microcatheter systems will require substantial financial and management resources of the Company and the completion of such trials will take several years. There can be no assurance that necessary IDEs will be granted by the FDA, that human clinical trials, if initiated, will be completed or that these clinical studies will validate the results of the Company's pre-clinical studies or demonstrate that such products are safe and effective. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. The failure of the Company to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the Cardima Pathfinder AF for AF ablation or the Tracer VT for VT ablation would have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Product and Procedure Acceptance

          The Company's microcatheter systems represent a novel approach to the mapping and ablation of AF and VT. Acceptance of the Company's products and procedures by physicians, patients and health care payors will be necessary in order for the Company to be successful. The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the Atrio-Ventricular ("AV") node followed by implantation of a pacemaker, and open heart surgery. It is likely that physicians will not recommend the use of the Company's microcatheter systems unless they conclude, based on clinical data and other factors, that these systems provide a safe, effective and cost-efficient alternative to established or emerging approaches to the mapping and ablation of AF and VT. Except for the Cardima Pathfinder microcatheter system for mapping VT and the Cardima Pathfinder AF microcatheter system for mapping AF, none of the products currently being developed by Cardima for the mapping and ablation of AF and VT has obtained regulatory clearance or approval in the United States. Even if the Company's products are successfully developed and the required regulatory clearance or approval is obtained, there can be no assurance that such products and the associated procedures will ultimately gain any significant degree of market acceptance. Since the Company's sole product focus is to design and market microcatheter systems to map and ablate AF and VT, the failure to successfully commercialize these systems would have a material and adverse affect on the Company's business, financial condition and results of operations.

Risks Regarding Products and Procedures Designed for Mapping and
Ablation of AF.

        Cardima is developing its Cardima Pathfinder AF microcatheter system for mapping and ablation of AF. Currently, there is considerable clinical debate about the need for mapping AF prior to ablation, and no mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only the right atrial intervention is warranted. Market acceptance of this product for mapping will depend largely on a determination that there is a clinical need for diagnostic mapping prior to ablation of AF. The Cardima Pathfinder AF ablation procedure requires the use of RF energy in the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the vasculature to the brain and cause a stroke. Consequently, physicians may not recommend this procedure, in which event the Cardima Pathfinder AF would be unlikely to gain market acceptance. The failure of the Company to complete development of the Cardima Pathfinder AF or to gain regulatory approval with respect to the Pathfinder AF for ablation of AF, demonstrate safety, clinical effectiveness or cost effectiveness, gain wide market acceptance or successfully commercialize the Cardima Pathfinder AF for the mapping and ablation of AF would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Regarding Products and Procedures Designed for Mapping and
Ablation of VT.

        The Cardima Pathfinder and Tracer microcatheter systems for VT mapping are designed for use inside the vasculature of the heart wall and to provide access to the vasculature of the heart through the venous system. To achieve market acceptance, the Company will need to demonstrate the safety, clinical effectiveness and cost effectiveness of the Cardima Pathfinder and Tracer microcatheter systems for VT mapping, of which there can be no assurance. In addition, electrophysiologists will need to be specially trained to perform this procedure, which may further impede market acceptance. There can be no assurance that the Cardima Pathfinder or Tracer microcatheter systems for VT mapping will ever achieve market acceptance, or in the case of the Tracer microcatheter system, be cleared for marketing by the FDA, or be successfully commercialized in the United States or internationally. The inability of the Company to gain wide market acceptance or successfully commercialize the Cardima Pathfinder and Tracer microcatheter systems for VT mapping would have a material adverse effect on the Company's business, financial condition and results of operations.

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

          The Company is prohibited from marketing its products in the United States unless it obtains 510(k) clearance or PMA approval from the FDA. The Company believes that it usually takes up to 12 months from submission to obtain 510(k) clearance, but that it can take longer. The Cardima Pathfinder microcatheter systems for mapping VT and AF have each received 510(k) clearance. The Company believes that its other mapping products will also be eligible for 510(k) clearance, and has submitted 510(k) pre-market notification for the Cardima Pathfinder 1.5 Fr. and intends to seek 510(k) clearance for the Tracer products. These submissions may need to include clinical trial data. There can be no assurance, however, that any of these products will receive 510(k) clearance in a timely fashion, if at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company will be required to seek PMA approval for its ablation products, including the Cardima Pathfinder AF and the Tracer VT microcatheters for ablation. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. In order to prepare a PMA application, the Company will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. To date, the Company has not conducted any human clinical studies using its microcatheter systems for the ablation of AF or VT. The Company submitted an IDE for the Cardima Pathfinder AF microcatheter system for mapping and ablation of AF in January 1997, and completed a Phase I feasibility study for mapping AF at Stanford University Hospital and Massachusetts General Hospital in September 1997. The FDA has not approved any clinical studies for ablation, and the Company will be required to submit the results of the Phase I mapping study prior to conducting clinical studies for ablation. The Company expects to file an additional IDE and begin its clinical trials for the Tracer VT microcatheter system in the second half of 1997. There can be no assurance that any clinical study that the Company proposes will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports additional clinical investigations of the type necessary to obtain PMA approval. The Company expects that a PMA application will not be submitted for at least two years, if at all. No assurance can be given that the Company will ever be able to obtain PMA approval for any of its ablation products. Failure of the Company to obtain timely PMA approval would have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company is subject to periodic inspection by the FDA and the California Department of Health Services, and must comply with various other regulatory requirements that apply to medical devices marketed in the United States, including labeling regulations, the Quality System Regulation

("QSR")(which includes elaborate testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved ("off-label") uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          The Company relies on certain license agreements through which it licenses certain technology from others, including technology of Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, ("Target") that is integrated into the Company's microcatheter systems for mapping and ablation. Under a license agreement with Target (the "Target License Agreement"), the Company has an exclusive license (the "Target License") under certain issued United States patents. The Target License covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. The Target License will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, the Company has obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than using balloon angioplasty. Under the Target License Agreement, Cardima has granted Target an exclusive, royalty-free license to use any technology developed by Cardima prior to May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, diagnosis and treatment of male and female reproductive disorders and vascular prostheses. The Target License Agreement imposes various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations on the Company. Failure by the Company to comply with certain of these requirements could result in a termination of the Target License. The loss of the Company's exclusive rights to the Target-based microcatheter technology would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Associated with International Sales

          International sales have accounted for a significant portion of the Company's revenues to date and will continue to account for a significant portion of the Company's revenues for the foreseeable future. A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, although the Company's sales are denominated in U.S. dollars, Cardima's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. The financial condition, expertise and performance of the Company's international distributors and any future international distributors could affect sales of the Company's products internationally and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of hiring, training and establishing a direct sales force in major European markets. The ability of the Company to effectively operate a remote sales force may require additional resources, time and expense and could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business also subjects it and its employees, representatives, agents and distributors to laws and regulations of the international jurisdictions in which they operate or in which the Company's products may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the EU, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to successfully commercialize any of its current microcatheter products, including the Cardima Pathfinder and Tracer microcatheter systems, or any future product in any foreign market.

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

Limited Sales, Marketing and Distribution Experience

          The Company has only limited experience marketing and selling its products in commercial quantities. Expanding the Company's marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. The Company is in the process of terminating several distribution arrangements in Europe and hiring a direct sales force in major European markets. There can be no assurance that the Company will be able to continue to build a marketing staff or sales force, that expanding such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. The Company's Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems for mapping of AF and VT have obtained regulatory approval in certain international markets, and sales and marketing of these products is conducted primarily through distributors. The Company currently has a number of exclusive distributors that cover certain European countries and Japan and has sold only a limited number of Cardima Pathfinder, Cardima Pathfinder AF and Tracer microcatheter systems through these distributors. The Company does not have written agreements with certain of its exclusive distributors. Consequently, the terms of such arrangements, such as length of arrangements and minimum purchase obligations are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for the Company to terminate such distribution arrangements absent specific written termination terms. There can be no assurance that these distributors will be able to market and sell the Company's products in these markets. There can be no assurance that the Company will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate sales force or to establish and maintain appropriate distribution relationships would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

           In connection with its initial public offering in 1997, the Company filed a Registration Statement on Form S-1, SEC file No. 333-23209 (the "Registration Statement"), which was declared effective by the Commission on June 5, 1997. Pursuant to the Registration Statement, the Company registered 2,616,250 shares of its Common Stock, $0.001 par value per share, for its own account, including 341,250 shares to be sold upon exercise of an option granted to underwriters to cover overallotments. The offering commenced on June 6, 1997. The aggregate offering price of the registered shares sold was $15,925,000, the underwriter's option was not exercised and 341,250 shares were subsequently deregistered. The managing underwriters of the offering were Bear Stearns & Co. Inc. and Dain Bosworth Incorporated.

           From June 6, 1997 to September 30, 1997, the company incurred the following expenses in connection with the offering:

                Underwriting discounts and commissions   $1,114,750
                Other expenses                            1,167,517
                                                         ----------
                         Total Expenses                  $2,282,267

           All of such expenses were direct or indirect payments to others.

           The net offering proceeds to the Company after deducting the total expenses above were $13,642,733. From June 6, 1997 to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

                Purchase and installment of
                  machinery and equipment          $    64,331
                Repayment of indebtedness              148,122
                Working capital                     13,430,280
                                                   -----------
                          Total                    $13,642,733

           Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           See Notes to Financial Statements.

Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                 CARDIMA, INC.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 13, 1997       CARDIMA, INC.


                              /s/   Phillip C. Radlick, Ph.D.
                              -------------------------------
                              PHILLIP C. RADLICK, Ph.D.
                              President, Chief Executive Officer and Director


                              /s/   Ronald E. Bourquin
                              -------------------------------
                              RONALD E. BOURQUIN
                              Vice President and Chief Financial Officer

                                 CARDIMA, INC.

     INDEX TO EXHIBITS FOR FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1997


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   11.1        Statement Regarding Computation of Net Loss Per Share

   27.1        Financial Data Schedule