Form 10-K405
period 1997-12-31
CARDIMA INC
filed 1998-03-31
CIK 1022570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997 or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________ .

                        COMMISSION FILE NUMBER: 0-22419

                                 CARDIMA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       94-3177883
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
       47266 BENICIA STREET, FREMONT, CA                          94538-7330
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      Registrant's telephone number, including area code: (510) 354-0300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,759,918, based on the last reported sales price of the Common Stock on the Nasdaq National Market on March 23, 1998.

  As of March 23, 1998, there were 8,154,527 shares of Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CARDIMA, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I....................................................................   3
   ITEM 1.  BUSINESS......................................................   3
   ITEM 2.  PROPERTIES....................................................  24
   ITEM 3.  LEGAL PROCEEDINGS.............................................  24
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  24
PART II...................................................................  25
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................  25
   ITEM 6.  SELECTED FINANCIAL DATA.......................................  26
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................  27
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  39
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  39
PART III..................................................................  40
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  40
   ITEM 11.  EXECUTIVE COMPENSATION.......................................  41
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................  41
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  41
PART IV...................................................................  41
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.....................................................  41
SIGNATURES................................................................  43

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Cardima, Inc. designs, develops, manufactures and markets minimally invasive, single-use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation ("AF") and ventricular tachycardia ("VT"). Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can potentially be fatal. The Company is developing microcatheter systems designed to provide enhanced access to arrhythmia causing tissue, to diagnose the arrhythmia by locating its origin ("mapping") and to restore normal heart rhythms by isolating and destroying the arrhythmia causing sites ("ablation") using radiofrequency ("RF") energy. The Company's microcatheters incorporate multiple electrodes at the distal end of the catheter that are designed to record electrical signals for mapping with diagnostic products and, with some products, to emit RF energy for ablation, allowing physicians to both map and ablate using the same catheter. Cardima's microcatheters are designed with variable stiffness and a highly flexible distal tip to allow enhanced access to the vasculature of the heart. In addition, they are designed to be compatible with existing signal display systems and RF generators, eliminating the need for significant new investment in capital equipment. The Company's microcatheter technology was originally conceived at Advanced Cardiovascular Systems, Inc. ("ACS," now a division of Guidant Corporation), from 1979 to 1982. Target Therapeutics, Inc. ("Target," now a division of Boston Scientific Corporation ("Boston Scientific")) purchased this technology in 1985 from ACS for use in neurological applications. In 1993, Target granted Cardima an exclusive, royalty-free license to use the microcatheter technology in the treatment of electrophysiological diseases affecting areas other than the central nervous system.

  In January 1997, the Cardima Pathfinder microcatheter system received 510(k) clearance from the United States Food and Drug Administration ("FDA") for use in mapping VT, and in November 1997 the Revelation microcatheter system received 510(k) clearance from the FDA for use in mapping AF. These products are currently being marketed for these applications in the United States, Europe, Japan, Australia and Canada. Also in January 1997, the Company filed an Investigational Device Exemption ("IDE") for clinical testing of the Revelation microcatheter systems for the mapping and ablation of AF. The Company completed the mapping phase of this feasibility study in August 1997 and began treating the first patient in the ablation phase with the Cardima Pathfinder AFTC (AF Temperature Control) microcatheter system in March 1998. The Company has initiated a clinical trial in Europe to treat AF at seven clinical sites. Upon completion of this trial, the Company will submit this data for CE mark approval, which is necessary for AF therapeutic sales in Europe. The Company will then need to conduct a pivotal study in the U.S., ultimately leading to submission of a PMA. The Company currently expects to file an IDE to begin clinical testing its Therastream microcatheter system for VT ablation in the second half of 1998.

DISCUSSION OF THE HEART AND ARRHYTHMIC DISORDERS

  The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers: the two upper chambers called the atria, and the two lower chambers called the ventricles. The heart consists of two pumps working side by side, each with its own atrium and ventricle. The pump on the right side collects venous blood from the body and sends it to the lungs for oxygenation. The pump on the left side receives the oxygenated blood from the lungs and pumps it through the body. The process is repeated as venous blood returns to the right side of the heart.

  The heart, as with any other organ, requires oxygen and nutrients to function. Because the heart has large oxygen and nutrient demands, it requires an extensive, well developed vascular network to bring blood to and carry blood away from its tissue. This coronary vascular network is located throughout the majority of the heart's walls to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originate on the epicardium, or outer surface, of the ventricles and penetrate into the tissues of the ventricular walls. Thus, the anatomy of the ventricular walls consists of a thick mass of contracting muscle cells with a framework of coronary blood vessels.

  The heart's pumping action is controlled by an electrical conduction system comprised of a specialized network of cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and organized way. These specialized conduction cells are placed throughout the walls of the chambers, from just underneath the inner, or endocardial, surface of the heart to the outer, or epicardial, surface. This conduction system carries electrical signals, in a properly timed sequence, to the muscle cells throughout the heart. The electrical conduction cycle that results in a normal heart beat starts in the right atrium, which contains a specialized group of cells called the Sino-Atrial ("SA") node.

  The SA node is the heart's "natural pacemaker," regularly discharging an electrical signal that, under normal circumstances, is responsible for setting the heart rate, usually 60 to 100 beats per minute. The signal generated in the SA node is propagated through the atria until it is delayed in the Atrio-Ventricular ("AV") node. This delay provides enough time for the atria to fill the ventricles with blood before they contract.

  Once the electrical signal exits the AV node, it is rapidly conducted down the His Bundle, and is distributed widely throughout both ventricles via the Purkinje Fibers, delivering the electrical signal to both ventricles at the same time, causing them to contract in unison. Since the ventricles pump blood to the lungs and the body (while the atria only pump blood to the ventricles), the ventricles are composed of a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body against a high vascular resistance. In the normal heart, the four chambers work in rhythm with each other to ensure that properly oxygenated blood is delivered throughout the body.

 Arrhythmias

  Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke or even death. Arrhythmias have numerous causes, including congenital defects, tissue damage from heart attacks or arteriosclerosis and other conditions that accelerate, delay or redirect the normal transmission of electrical activity, thereby disrupting the normal coordinated contractions of heart muscle cells. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute, and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: supraventricular tachycardia ("SVT"), which has its origin above the ventricles (typically in the atria) with AF being the most common form of SVT, and VT, which has its origin in the wall of the ventricles. Generally, arrhythmias degenerate and worsen over time.

 Atrial Fibrillation

  AF is characterized by the irregular and very rapid beating of the heart and results when the normal electrical conduction system of the atria malfunctions, leading to irregular and chaotic electrical signals. During AF, the regular pumping action of the atria is replaced by irregular, disorganized and quivering spasms of atrial tissue. Symptoms of AF typically include a rapid and irregular heartbeat, palpitations, discomfort and dizziness. This malfunction results in the failure of the atria to fill the ventricles completely and, consequently, the failure of the heart to pump adequate amounts of blood to the body. Once AF becomes symptomatic, it is typically associated with significant morbidity related to reduced blood flow. Often, the greatest concern is that the reduced cardiac output can lead to blood pooling in the atria and the formation of blood clots. Blood clots in the left atrium can dislodge and travel through the bloodstream to the brain, resulting in stroke and even death.

  In the United States, AF affects an estimated two million people, with approximately 160,000 new cases being diagnosed each year. It is estimated that about 1.5 million outpatient hospital visits per year in the United

States are associated with AF and there are more than 200,000 admissions to hospitals for AF each year. The American Heart Association estimates that AF is responsible for over 70,000 strokes each year in the United States. The Company estimates that the cost of treating these patients is more than $3.6 billion annually. The cost of drug treatment for AF alone is estimated to be in excess of $400 million worldwide each year.

  AF is routinely diagnosed using an electrocardiogram, in which electrodes are placed on the skin to record the irregular beating of the heart. However, electrocardiograms are unable to locate the origin, or focus, of the AF. Another diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus of the arrhythmia. Since AF is an arrhythmia that typically affects both the right and left atria at the same time, the Company believes that optimal mapping of AF requires the simultaneous evaluation of electrophysiological information from both atria. The Company believes electrophysiologists do not routinely map AF because currently available catheters are inadequate to map either the entire right or left atrium, or both simultaneously.

  Current AF treatments are directed at trying to reestablish a normal heartbeat and prevent stroke, and are primarily supportive and palliative, rather than curative. Antiarrhythmic and anticoagulant drugs, the most common treatment for AF, are typically used to attempt to control AF by restoring the heart's natural rhythm and limiting the natural clotting mechanism of the blood. However, antiarrhythmic drug therapy often becomes less effective over time, with approximately half of the patients eventually developing resistance. In addition, antiarrhythmic drugs can have severe side effects, including pulmonary fibrosis and impaired liver function. Another palliative procedure for AF is external cardioversion, or the application of strong electrical current under general anesthesia. This treatment is usually effective for a limited period of time as well. Implantable atrial defibrillators are being investigated to detect the onset of AF internally and then deliver an electrical shock to convert the heart back to normal rhythm. Although the preliminary results of clinical studies indicate that this approach may be feasible, AF is not cured with this approach. There are significant problems including pain tolerance, reversion to AF and creation of VT as a result of the electrical shock. Purposeful destruction of the AV node followed by implantation of a pacemaker is typically a treatment of last resort for AF patients, but does not cure or treat the AF itself. Since atrial function remains poor following the procedure, chronic anticoagulant therapy is generally required.

  The Company believes that the only curative therapy for AF used today is an open heart operation. The most common procedure is the "maze" procedure, in which a surgeon makes several slices through the wall of the atrium with a scalpel and then sews the cuts back together creating a scar pattern. The scars isolate and contain the chaotic electrical impulses to control and channel the electrical signal emanating from the SA node. This open heart operation is expensive and associated with long hospital stays and high morbidity and mortality. Although this approach is not commonly used because it is highly invasive, containing the movement of the chaotic impulses in the atrium through scar creation is generally considered effective in controlling AF.

  Electrophysiologists are also experimenting with less invasive, catheter-based ablation procedures that attempt to mimic the results of the maze procedure. Although these procedures offer the benefit of a minimally invasive approach, they are difficult to perform because of the shortcomings of existing catheter technology and appear unable to create lesions that effectively isolate portions of the atria where the arrhythmia causing tissue is located.

 Ventricular Tachycardia

  VT is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, rather than from the SA node, thus bypassing the heart's normal conduction system. The typical VT patient has experienced a myocardial infarction, or heart disease, which leads to the formation of a scar or electrical barrier inside the ventricular wall, resulting in improper electrical conduction in the cells immediately bordering the scar. During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus impairing the ventricles' ability to pump oxygenated blood throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation ("VF"), which is an irregular, chaotic and ineffective spasming of the ventricles. VF is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored.

  It is estimated that more than 300,000 people in the United States suffer from sudden cardiac death each year. Of these, approximately 50,000 people survive, primarily through emergency defibrillation. These survivors are at risk of developing VT or subsequently VF. The Company estimates that each year over 100,000 people in the United States who have never suffered VF are diagnosed with symptomatic VT. The American Heart Association estimates that approximately 1.5 million people in the United States suffer myocardial infarctions each year, of which approximately one million survive. Approximately 30% of the survivors of a myocardial infarction suffer an episode of VT within the following year. The Company believes all of these individuals are potential candidates for a safe and cost-effective mapping and ablation procedure.

  VT may be diagnosed using a standard electrocardiogram in a manner similar to the diagnosis of AF. The cardiac electrophysiologist typically attempts to map VT to locate the focus of the arrhythmia within the heart's structure. However, locating the arrhythmia causing tissue, which can occur at any point in the thickness of the ventricular wall, from the endocardium, or inner surface of the heart wall, to the intramyocardium, inside of the heart wall itself, to the epicardium, or outer surface of the heart wall, can be difficult.

  Similar to AF, current treatments for VT are primarily supportive and palliative. Antiarrhythmic drugs are the most common treatment, although these drugs have been shown to have a number of unwanted side effects, and in some circumstances may actually induce VT. The MADIT trial has demonstrated that the implantable cardiac defibrillator is a more effective treatment for VT than antiarrhythmic drugs, but it also is a palliative treatment and is associated with a number of undesirable characteristics, such as patient reliance on an implantable device with a limited battery life, the high cost of the implantation procedure and the risks associated with implanting foreign objects. In addition, the implantable cardioverter is only palliative and does not cure the VT or destroy the arrhythmia causing tissue.

  Similar to the treatment of AF, electrophysiologists are also experimenting with less invasive, catheter-based ablation procedures for the treatment of VT. However, access limitations and shortcomings of existing endocardial catheter technology for ablation have limited the use of catheter technology to treat VT.

 Limitations of Current Catheter-Based Diagnosis and Therapy

  The demonstrated medical benefits and cost efficiency of minimally invasive surgical procedures have encouraged electrophysiologists to seek a means of employing new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electrophysiologists are experimenting with a treatment technique, often referred to as the "drag and burn procedure," in which conventional RF ablation catheters are dragged along the inside surface of an atrium while applying RF energy. However, creating continuous, linear, transmural lesions to isolate portions of the atria using this experimental procedure with standard catheters has proven time consuming and difficult. Endocardial catheter technology is also being tested for the treatment of VT. The Company believes that an endocardial approach is suboptimal because the muscle tissue of the ventricles is significantly thicker than the muscle tissue in the atria, requiring the use of large amounts of RF energy. As a consequence, the endocardial approach generates larger, less focused lesions, increasing the amount of ventricular tissue destroyed in the procedure.

  The Company believes that the disadvantages of existing catheter based approaches for AF and VT are attributable not to the minimally invasive approach of the procedure, but instead to existing catheter technology. The catheters currently used are relatively large (typically six to eight French in diameter) and stiff, increasing the risk of trauma to the heart during the procedure, and restricting access primarily to the chambers of the heart. When attempting to diagnose and treat VT using standard electrophysiology catheters, the electrophysiologist is unable to access smaller blood vessels within the ventricular wall. As a result, generally only signals generated within one to two millimeters of the inner wall can be recorded. The current technology is inadequate because the normal ventricular wall is five to 20 millimeters thick, and arrhythmia causing tissue, especially tissue causing VT, can reside anywhere within that thickness. In addition, the information generated by the endocardial diagnostic procedure is limited, as the electrophysiologist can observe and evaluate only a limited number of signals in a confined area. In order to observe more signals, the user must mechanically manipulate the catheter to change its location. As a result, the standard endocardial electrophysiology procedure is extremely laborious and time consuming, in some cases requiring up to 15 or more RF energy deliveries per treatment. Although there are endocardial basket-type catheters in development that enable the electrophysiologist to record information from multiple points in the ventricle at once, the Company believes that these catheters suffer the same access limitations to arrhythmia causing tissue located in the intramyocardium and epicardium as standard endocardial catheters and often require additional investments in capital equipment.

  Based on experience with standard endocardial catheters, electrophysiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during AF or VT procedures. In the case of AF, the Company believes there is a need for catheters that are able to map both right and left atria at the same time, if warranted, and then immediately and appropriately ablate the AF causing tissue. In the case of VT, the Company believes there is a need for catheters that are able to map safely the entire thickness of the ventricular wall, not just the endocardial surface, and appropriately ablate the VT causing tissue with minimal trauma to normal conducting heart tissue.

THE CARDIMA MICROCATHETER SYSTEM SOLUTION

  The primary clinical goal in the diagnosis and treatment of AF and VT is precise mapping and effective, less destructive ablation. To achieve this, the electrophysiologist must be able to access areas of the heart that are currently inaccessible, using techniques that are easy to perform and that do not increase the trauma to the patient. The Company is working to achieve this goal by designing microcatheter systems which provide enhanced access to the arrhythmia causing tissue, by mapping the location of the arrhythmia and then ablating the arrhythmia causing tissue using RF energy to cure the patient, all in one procedure using the same catheter. The Company's microcatheter systems are designed to offer the following advantages:

  . MINIMALLY INVASIVE APPROACH. The Cardima microcatheter systems are designed to provide a minimally invasive approach to the treatment of both AF and VT, resulting in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

  . SINGLE CATHETER FOR RAPID MAPPING AND ABLATION. By using microcatheters that can map, as well as ablate, the Company believes the electrophysiologist need only access the arrhythmia causing tissue once in order to map it, verify that it is causing the arrhythmia and then, using the same device, ablate the tissue to cure the patient. The Company believes this single catheter, dual function characteristic of its microcatheter systems will decrease procedure times and improve treatment of both AF and VT.

  . ENHANCED ACCESS TO THE VASCULATURE OF THE HEART. Cardima's microcatheters feature a significantly smaller diameter than standard electrophysiology catheters, and incorporate Target variable stiffness technology and a highly flexible distal tip. As a result, the Company's microcatheters are more flexible and torqueable than standard electrophysiology catheters and have varying degrees of flexibility at the distal end to allow enhanced access to the vasculature of the heart, to conform easily to the contours of the heart wall and to maintain controlled, regular contact even in a fast beating heart.

  . ABILITY TO GATHER MORE INFORMATION. The Company's microcatheter system designs include a large number (up to 16) of narrow electrodes, while maintaining a high degree of flexibility. The Company believes that this design permits the electrophysiologist to acquire and evaluate far more information in a mapping procedure than is available using standard electrophysiology catheters, which typically incorporate fewer electrodes. The increased amount of information recorded using the microcatheter approach should enable the electrophysiologist to target the arrhythmia causing tissue with greater precision, in order to permit effective ablation.

  . CURATIVE TREATMENT FOR AF. The Cardima Pathfinder AF microcatheter system is designed to treat AF by creating long, thin, continuous, linear, transmural lesions in both the right and left atria to isolate and contain the arrhythmia causing tissue, thereby restoring normal electrical function by controlling and reorganizing the random, chaotic electrical activity that characterizes AF. In animal studies, the Company's microcatheter systems have required less RF energy and created significantly thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. The Company believes this will result in a significant improvement in atrial function and a reduction in the risk of blood clotting, reducing or eliminating the need for chronic anticoagulant therapy. The Company believes this approach has the potential to offer the effectiveness of the open heart surgical cure for AF, but with significantly less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

  . CURATIVE APPROACH FOR VT. The Company's microcatheter systems for the mapping and ablation of VT are designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia causing tissue through the venous system. Cardima believes that at least half of VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters in development. The intravascular approach to VT ablation should permit the microcatheters to be positioned in close proximity to the arrhythmia causing tissue, facilitating the creation of smaller, more focused lesions. The Company believes that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. The Company is not aware of any epicardial mapping catheters other than the Cardima Pathfinder and Tracer under development.

  . COMPATIBLE WITH EXISTING CAPITAL EQUIPMENT. The Company's microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and RF generators, in order to eliminate the need for significant new investment in additional capital equipment. By facilitating the rapid and precise location of the arrhythmia causing tissues using a system that is compatible with standard laboratory equipment, the Company believes its products will be rapidly adopted by electrophysiologists.

  . REDUCED PROCEDURE AND RADIATION EXPOSURE TIMES. The Company believes that its microcatheter systems will reduce procedure times and thereby decrease cumulative x-ray exposure to both patients and lab personnel. Standard electrophysiology procedures, in many cases, expose both the patient and the lab personnel to over one hour of accumulated x-ray time during fluoroscopy, which is used to visualize the placement of the catheters. The Company believes that the total procedure and fluoroscopy time associated with the use of its microcatheter systems are less than those using standard electrophysiology catheters, thereby reducing procedure costs and the risk of disease resulting from extended exposure to x-ray fluoroscopy.

STRATEGY

  Cardima's objective is to establish its microcatheter systems as the standard of electrophysiological care for mapping and ablating AF and VT. To achieve its objective, the Company is pursuing the following strategies:

  DEVELOP MICROCATHETER TECHNOLOGY TO ADDRESS UNMET CLINICAL NEEDS FOR BOTH MAPPING AND ABLATION. Cardima is developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. Cardima is focused on both endocardial access for AF and intravascular access for VT, and provides a microcatheter systems approach to addressing AF and VT. Cardima has designed systems incorporating variable stiffness technology originally developed at Target, including guiding catheters, fixed-wire and over-the-wire systems, in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. By using microcatheters that can map as well as ablate, the Company believes the electrophysiologist need only access the arrhythmia causing tissue once in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

  PROVIDE MICROCATHETER SYSTEMS THAT LOWER THE COST OF TREATING ELECTROPHYSIOLOGICAL DISORDERS. The Company's microcatheter systems are designed to reduce the average time required for AF and VT diagnostic and therapeutic procedures significantly. As a result, time spent in high cost electrophysiology laboratories should be reduced, lowering the overall cost of AF or VT treatments. The shorter procedure time that the Company believes will result from the use of its microcatheter systems should enable physicians to perform a greater number of AF or VT procedures and reduce the overall cost per procedure. In addition, the Company intends to use data derived from its clinical studies to establish reimbursement for AF and VT procedures using the Company's microcatheter systems. The Company believes that its microcatheter systems will appeal to patients and third party payors seeking a cost-effective solution to the diagnosis and treatment of AF and VT.

  ACCELERATE ACCEPTANCE AND ADOPTION OF THE COMPANY'S MICROCATHETER SYSTEMS BY LEADING ELECTROPHYSIOLOGISTS. The Company has formed relationships with leading medical centers in the United States, and is developing relationships with medical centers in Europe and Japan, to perform clinical trials of its microcatheter systems for the diagnosis and treatment of AF and VT. In the United States, the Company has formal clinical trial agreements with Massachusetts General Hospital, Stanford University Medical Center and Johns Hopkins University Hospital to perform the ablation phase of the Company's feasibility study of the Pathfinder AFTC microcatheter system for mapping and ablation of AF. Cardima believes that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is a critical step in the overall market acceptance of its microcatheter systems. In addition, the Company has established a Scientific Advisory Board composed of leading electrophysiologists at medical centers in the United States to consult with the Company concerning the pre-clinical and clinical development of the Company's microcatheter systems. The Company intends to continue to work with leading physicians and medical centers and to initiate clinical trials to demonstrate the safety and effectiveness of its microcatheter systems and ultimately to establish broad market acceptance. In addition, Cardima intends to accelerate physician education and adoption through peer-reviewed publications concerning the clinical trials of the Company's microcatheter systems.

  BUILD MARKET LEADERSHIP THROUGH STAGED INTRODUCTION OF MICROCATHETER SYSTEMS. In the United States, the Company intends to first introduce microcatheter systems for mapping while continuing to develop its microcatheter systems for ablating AF and VT. The Company received 510(k) premarket clearances for its Cardima Pathfinder microcatheter system for VT mapping in January 1997 and its Revelation microcatheter system for AF mapping in November 1997. The Company expects to establish the benefits of its microcatheter systems by encouraging their use initially as a diagnostic complement to standard ablation catheters. As a result, the Company's strategy is to establish the utility of these diagnostic systems in advance of regulatory approval for the Company's microcatheter systems for the treatment of AF and VT.

  INCREASE SALES BY FURTHER PENETRATING INTERNATIONAL MARKETS. The Company intends to devote significant resources to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. The Company has received ISO 9001 (EN 46001) Quality Systems certification, as well as the right to affix the CE Mark to a number of its products. The Company has received regulatory approval in the United States, Europe, Japan, Australia and Canada for the Cardima Pathfinder microcatheter system for mapping VT and has received regulatory approval in the United States, Europe, Japan and Australia for the Cardima Revelation microcatheter system for mapping AF. The Company is pursuing additional regulatory approvals in Europe, Canada and Japan necessary to market its microcatheter systems for ablation. In addition, the Company has trained electrophysiologists in the United States, Europe, Canada and Japan in the use of its products.

PRODUCTS

  Cardima is developing microcatheter systems for the diagnosis and treatment of AF and VT. These systems are designed, in the case of AF, to access both the right and left atria and, in the case of VT, to be positioned within the coronary vasculature using a guiding catheter in a system similar to that used in angioplasty procedures. Cardima's microcatheter systems are designed to be used endocardially in the atria to map and then ablate AF through the creation of long, thin, continuous, linear, transmural lesions. For VT, these systems are designed to provide intravascular access to the heart to map and ablate within the wall of the ventricles. All of the Company's microcatheters are available in a variety of electrode numbers, electrode spacing configurations and outer diameters. These microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than standard electrophysiology catheters, providing better steerability for the electrophysiologist. In addition, these systems have a series of electrodes at their distal ends that can both receive electrical signals for mapping and emit RF energy for ablation. The Company's Cardima Pathfinder and Tracer microcatheters are designed for single use. The Company is designing its products to be used with existing electrophysiology recording systems and RF ablation generators. The Company's ancillary products, including guiding catheters, guidewires and connecting cables, support these families of microcatheter systems.

  The following table describes the Company's products and their intended indications and regulatory status:

                                                                                INTERNATIONAL
 AF PRODUCTS        DESCRIPTION         INDICATION U.S. REGULATORY STATUS(1) REGULATORY STATUS(1)
 ----------- ------------------------   ---------- ------------------------- --------------------
 Revelation  Fixed-wire multi-          Mapping      510(k) clearance         Approved in
             electrode microcatheter                 obtained.                Europe (CE Mark)
             system designed to map                                           and Japan.
             in both right and left
             atria.
 Pathfinder  Fixed-wire multi-          Ablation     Feasibility IDE          European clinical
 AFTC        electrode microcatheter                 approved; clinical       trial in
             system with temperature                 trial in progress.       progress; data
             sensors designed to map                                          expected to be
             and create long, thin,                                           used for Japanese
             continuous, linear,                                              submission.
             transmural lesions in
             both right and left
             atria.
 VT PRODUCTS
 -----------
 Cardima     Fixed-wire multi-          Mapping      510(k) clearance         Approved in
 Pathfinder  electrode microcatheter                 obtained.                Europe (CE Mark)
             system designed for                                              and Japan.
             accessing coronary
             vasculature to locate
             the arrhythmia causing
             tissue.
 Cardima     Smallest Cardima           Mapping      510(k) submitted in      Approved in
 Pathfinder  Pathfinder microcatheter                May 1997.                Europe (CE Mark)
 Mini        (1.5 French) designed to                                         and Japan.
             provide more distal
             access to smaller blood
             vessels in the heart
             wall.
 Tracer      Over-the-wire multi-       Mapping      510(k) submitted in      Approved in
             electrode microcatheter                 July 1997.               Europe (CE Mark)
             system designed to be                                            and Japan.
             used in the veins of the
             heart wall over a
             steerable guidewire.
 Therastream Over-the-wire multi-       Ablation     IDE submission           European ablation
             electrode microcatheter                 expected in late         submissions
             system designed for                     1998 for ablation        necessary for
             mapping and ablation                    using Therastream.       clinical trials
             from within the veins of                                         expected in 1998.
             the heart wall.
  ANCILLARY
  PRODUCTS
 -----------
 Venaport    Coronary sinus guiding     Venous       510(k) clearance         Approved in
             catheters with a family    access       obtained.                Europe (CE Mark)
             of curve shapes and                                              and Japan.
             lengths. Designed to
             deliver Cardima
             microcatheter systems.

--------
(1) The regulatory status of the Company's microcatheter systems reflects the Company's current estimates of the timing of regulatory submission in the United States, Europe and Japan. See "--Government Regulation." The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

 Products Designed for Mapping and Ablating AF

  The Company believes its microcatheter systems can access the right and left atria in a minimally invasive procedure and are designed to effectively ablate AF by creating long, thin, continuous, linear, transmural lesions in the atria.

  Cardima Revelation for AF Mapping. The Revelation microcatheter system is designed to facilitate mapping of the atria. The Revelation is a thin, flexible, multi-electrode microcatheter. The Revelation microcatheter system utilizes a three French diameter microcatheter that incorporates variable stiffness technology that both permits access to any area of the atria and enhances contact to surrounding heart tissue, and also has three millimeter long platinum coil electrodes for added flexibility. This microcatheter system is being sold for mapping AF in the United States, Europe and Japan.

  There is considerable clinical debate regarding the need for mapping AF prior to ablation, because, among other reasons, the electrical characteristics of the arrhythmia causing tissue cannot be assessed adequately using current technology. No mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only right atrial intervention is warranted. The Company believes that its products will have clinical utility in either of these situations.

  Cardima Pathfinder AFTC for AF Ablation. The multiple electrodes of the Cardima Pathfinder AF microcatheter is closely grouped and can be used to create a continuous lesion that extends through the thickness of the atrial wall. The Company believes that the electrophysiologist will be able to use the Cardima Pathfinder AFTC microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, the Cardima approach does not involve resetting the catheter position during the linear ablation procedure. As a result, the Cardima Pathfinder AFTC may have the ability to more effectively and rapidly ablate the arrhythmia causing tissue.

  The Cardima Pathfinder AFTC microcatheters are designed with narrow electrodes that are able to deliver ablation level energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. The Company's animal studies have demonstrated the ability of the Cardima Pathfinder AFTC to create the thinnest linear lesions that the Company believes have ever been documented and presented generally to the electrophysiology community. The Company has designed its Cardima Pathfinder AFTC microcatheter system to be used with leading cardiac electrophysiology RF generators and electrophysiology mapping computer systems.

  The Company filed an IDE with the FDA for the Revelation microcatheter system for mapping and ablation of AF in January 1997. The protocol for this feasibility study was divided into two parts, one focusing on mapping and one focusing on ablation. The Company completed the mapping phase of the study in August 1997 and treated the first patient in the ablation phase in March 1998. The Company believes that PMA approval will be required before the Cardima Pathfinder AFTC for atrial ablation can be marketed in the United States. See "--Government Regulation."

 Products Designed for Mapping and Ablating VT

  The Company's intravascular approach allows its microcatheters to be positioned in close proximity to the VT causing tissue and provides stable positioning within the vascular system. The Company believes this approach will result in greater accuracy of diagnosis and more effective treatment. The Company is not aware of any other epicardial mapping catheters in development.

  Cardima Pathfinder and Tracer for VT Mapping. The Company's microcatheter systems used for diagnosing and treating VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire in a system similar to that used in angioplasty procedures and also have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. The Cardima Pathfinder and Tracer microcatheter systems can be used to subselect vessels and access the small veins located at the apex (lower tip) of the heart. The Cardima Pathfinder microcatheter systems are configured with either four, eight or 16 electrodes, that enable the physician to perform a narrow focus evaluation using a smaller number of electrodes, if there is reason to believe the VT causing tissue is located in a specific area, or a wider focus evaluation using larger number of electrodes, if there is little indication regarding the location of the VT causing tissue.

  The Company received 510(k) clearance for the Cardima Pathfinder microcatheter system for VT mapping in January 1997 and is marketing and selling the product in the United States. The Company is also currently selling the Cardima Pathfinder product for VT mapping in Europe, Japan, Australia and Canada. The Company's animal studies have shown that the Cardima Pathfinder can safely map via the vessels of the coronary venous system and have demonstrated the ability to simultaneously position up to five different Cardima Pathfinders in various vessels of the coronary system. To date, Cardima microcatheter systems have been used to map VT in 109 documented patients in the United States, Europe, South America and Japan. See "-- Government Regulation."

  Cardima Pathfinder Mini for VT Mapping. The Cardima Pathfinder Mini, the Company's smallest microcatheter system, is being developed for VT mapping in the venous system. The Cardima Pathfinder Mini is 1.5 French in diameter (the typical catheter is six to eight French) and provides more distal access to smaller vasculature of the heart. Similar to the Cardima Pathfinder microcatheter, the Cardima Pathfinder Mini microcatheter is constructed around a finely ground core-wire to provide the steerability necessary to access distal vasculature. The Cardima Pathfinder Mini microcatheter has a flexible platinum tip coil and contains a variable number of electrodes with different spacing options. The Company submitted a 510(k) premarket notification for this product in May 1997. The Company has been asked by the FDA to perform some additional testing on the Pathfinder Mini which has been completed. This data is expected to be submitted to the FDA in April 1998.

  Therastream for VT Ablation. The Company's epicardial approach to VT ablation is intended to address the shortcomings of standard endocardial ablation catheters. Once a VT focus has been identified as being epicardial or intramyocardial, the electrophysiologist must decide whether or not to attempt to ablate that focus from the endocardial side of the heart wall. Physicians using existing ablation systems are faced with a fundamental problem: the further the VT focus is from the endocardial side of the heart wall, the larger the lesion size necessary to cure the condition. Traditionally, electrophysiologists have had to use catheters and generators capable of making larger lesions since they can only ablate the arrhythmia causing tissue from the endocardial side. A large number of VT ablation cases required multiple endocardial RF energy deliveries (up to 30 or more in one electrophysiology study). Increased endocardial RF energy in ablation may result in greater risk that the patient will develop blood clots, which may dislodge and travel to the brain causing stroke and decreased cardiac output. Cardima's microcatheter systems are intended to offer an alternative approach to current ablation techniques by facilitating access to the arrhythmia causing tissue and providing greater ablation accuracy using less RF energy. The Company is not aware of any epicardial RF ablation catheter other than its Therastream microcatheter system under development.

  The Therastream microcatheter tracks over a guidewire in the coronary veins and can access the important distal vasculature regions of the heart and deliver RF energy to the epicardium. The Therastream is designed to map, locate and ablate the VT focus using RF energy directly applied through the veins. The Company is currently conducting animal studies to demonstrate the ability of the Therastream to access the distal venous system and safely deliver RF energy with no damage to the adjacent arteries. In these experiments the Therastream has required significantly less energy to ablate VT than standard endocardial catheters.

  The Company plans to submit an IDE for the Therastream microcatheter system in 1998 and to begin clinical trials if the IDE is approved. The Company must receive PMA approval before the Therastream for VT ablation can be marketed in the United States. See "--Government Regulation."

  The Company's intravascular electrophysiology catheters are coated with a hydrophilic coating. This coating has been used on Target's products designed to access the vessels of the brain. The Company believes the coating significantly improves mechanical function. The Company has an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

  Cardima's microcatheter systems for venous mapping of VT and for atrial mapping of AF have received 510(k) clearances from the FDA for sale in the United States and includes the Cardima Pathfinder and Revelation microcatheter systems and the Venaport family of guiding catheters. The Company's other microcatheter systems for mapping or ablation have not received FDA clearance or approval for marketing and distribution in the United States. The Company's microcatheter systems for ablation are at an early stage of testing. There can be no assurance that the results of the Company's human clinical ablation studies will validate the results of its animal studies. The Company has not received approval to begin clinical trials of its microcatheter system for VT ablation and there can be no assurance that any such approval will be received. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--No Assurance of Safety and Effectiveness; Early Stage of Product Development" and "-- No Assurance of Obtaining, Required Regulatory Approvals; Government Regulation."

RESEARCH AND NEW PRODUCT DEVELOPMENT

  The Company believes its future success will depend in large part on its ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. The Company's research and new product development department focuses on the continued development and refinement of its existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. The Company's primary research and development programs involve completing the development of microcatheter systems for AF and VT ablation and developing smaller second generation microcatheter systems for multi-catheter mapping of VT.

  Research and development expenses for the years ended December 31, 1997, 1996 and 1995, were $5.3 million, $3.3 million and $2.6 million, respectively. The Company intends to continue to make significant investments in research and new product development for the foreseeable future.

MARKETING AND DISTRIBUTION

  The Company markets and sells its microcatheter systems through a direct sales force in the United States, France and Germany, and medical device distributors in other countries. The Company believes there are between 500 and 600 hospitals in the United States and an additional 600 hospitals internationally that perform electrophysiology procedures on a routine basis. Further, the Company believes there are over 600 board certified electrophysiologists in the United States, and an equal number of practicing electrophysiologists internationally. The Company believes that a small sales force can serve its target market effectively due to the relatively small number of physicians performing a significant percentage of electrophysiology procedures. However, there can be no assurance that the Company will be able to commercialize its products through these channels in the future.

 United States

  The Company's sales strategy in the United States involves the use of both direct sales representatives and clinical specialists. The Company intends to use its clinical specialists to support U.S. clinical trials for the AF and VT microcatheter systems. The Company currently sells the Cardima Pathfinder microcatheter for VT mapping and Revelation microcatheter for AF mapping through a direct sales force in the United States consisting of six sales personnel and two clinical specialists.

  The Company is currently establishing relationships with regional training hospitals in the United States in order to provide physicians with both a clinical perspective on the use of the Company's products as well as the appropriate technical training for the handling of its products. The Company intends to continue to develop relationships with key academic institutions and physicians who are well recognized in the field of electrophysiology for the quality of their research and their ability to influence medical opinion. The Company intends to utilize these product champions in the United States, as it is internationally, to assist it in gaining broad market acceptance and adoption of its products. Several of these physicians have been involved in the development of the Company's products, and the Company intends to continue to build these relationships through its Scientific Advisory Board, participation in regional training centers and physician-oriented symposia.

 International

  The Company's international distributors are experienced in cardiovascular products and many have prior experience with electrophysiology. The Company currently has a salesman in Germany and is establishing a direct sales force covering France and Germany. The Company currently sells through distributors in Italy, Spain, Portugal, the United Kingdom, Belgium, The Netherlands and Japan. International sales accounted for approximately 31% and 99% of the Company's total sales in 1997 and 1996, respectively. In addition, the Company's products are distributed in other countries in Europe and the Pacific Rim. The decrease in international sales as a percentage of the Company's total sales is due to the commencement in 1997 of sales of the Company's products in the United States.

  While the Company is in the process of terminating certain of its European distribution arrangements in favor of continuing to develop its direct sales force, the Company operates under written distribution agreements in Spain, Portugal, Belgium, The Netherlands and Japan. These agreements grant the respective distributor exclusive rights to sell the Company's products within a defined territory for periods ranging from approximately two to three years. These agreements generally reserve for the Company the right to terminate the distribution agreement for cause, which includes failure to meet specified minimum performance obligations, or the failure of the distributor to obtain required governmental approvals to distribute the Company's products in the territory. The Company has retained the right to terminate these distribution agreements should the distributor begin to market medical devices that compete directly with those of the Company. In Italy and the United Kingdom, the Company is currently negotiating distribution agreements on similar terms; however, there can be no assurance that the Company will be able to complete these negotiations and enter into agreements with these distributors on commercially reasonable terms. In other countries where the Company's products are sold, the Company's distributors operate under other written or oral arrangements. In the territories where the Company does not have written agreements with its exclusive distributors, the terms of the arrangements, such as the duration of the arrangements and minimum purchase obligations are uncertain. In addition, the laws in certain international jurisdictions may make it difficult for the Company to terminate such distribution arrangements absent specific written termination terms. These distributors also sell medical products manufactured by other companies. Distributors typically purchase the Company's products at a discount to list price and resell the products to hospitals and physicians at a price determined by the distributor. Sales to the international distributors are denominated in U.S. dollars.

  The Company currently has a limited sales organization. The Company's Vice President of World Wide Sales manages distributor relationships on a worldwide basis. In addition, the Company currently has a salesman in Germany and is in the process of hiring sales representatives in France and Germany to support the Company's sales efforts in those countries.

  Establishing a sales organization with the ability to support sales in significant volumes will require significant management and financial resources. To date, the Company has not established all of the international distribution alliances necessary to fully market these products on a worldwide basis, nor does the Company have written distribution agreements with all of its international distributors. There can be no assurance the Company will be able to enter into agreements with the desired distributors on a timely basis, or that such distributors will devote adequate resources to selling the Company's products.

  Since the Company introduces its products initially in foreign markets, the Company expects to continue to derive a significant portion of its revenues from international sales. The Company expects that international sales will continue to account for a significant portion of the Company's total revenues for the foreseeable future. As a result, a significant portion of the Company's revenues will be subject to the risks associated with international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Associated with International Sales."

MANUFACTURING

  The Company fabricates certain proprietary components of the Company's products and assembles, inspects, tests and packages most components into finished products. Designing and manufacturing its products from raw materials allows the Company to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to its proprietary technology.

  The Company believes its custom-designed, proprietary process equipment is an important component of its manufacturing strategy. In some cases, the Company has developed proprietary enhancements for existing production machinery to facilitate the manufacture of its products to exacting standards. The Company has also developed core manufacturing technologies and processes, including proprietary extrusion techniques and equipment, polymer processing capabilities, including composite lamination, welding of dissimilar materials, balloon forming and proprietary precision guidewire grinding techniques enabling fabrication of a large variety of guidewire core profiles. Furthermore, the Company's technological expertise includes braiding, hydrophilic coating, material cleaning and surface preparation.

  The manufacture of catheters is a complex operation involving a number of separate processes and components. Catheters are assembled and tested by the Company prior to sterilization. The manufacturing process for the connecting cable consists primarily of packaging and testing purchased units. The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives additional FDA clearance or approval for its products, it will need to expend significant capital resources and develop additional manufacturing expertise to establish large-scale manufacturing capabilities.

  Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company expects to conduct supplier quality audits and is establishing a supplier certification program. A number of the components such as the laminate tubing, core wiring mandrels, connector components and hydrophilic coating are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly the laminate tubing, could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components which are currently available from a single source, a supplier's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture products and therefore on its business, financial condition and ability to test or market its products on a timely basis.

  The Company's manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo QSR and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TUV, a notified body (a regulatory agency) in the European Union ("EU"), respectively. In addition, the Company has obtained ISO 9001 (EN 46001) Quality Systems certification from TUV and has obtained the right to affix the CE Mark to its electrophysiology mapping catheters and accessories. The Company's facilities and manufacturing processes have recently successfully undergone a combined inspection by the FDA and California Department of Health Services in February 1997 and an annual reinspection by TUV in February 1997. See "-- Government Regulation."

PATENTS AND PROPRIETARY RIGHTS

  The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology it believes to be proprietary and which offers a potential competitive advantage for its products. The Company has filed and intends to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of the technology. The Company holds eight issued U.S. patents and has filed 18 pending U.S. patent applications. The Company has also filed 37 patent applications in major international markets. No assurance can be given that these patent applications will provide competitive advantages for the Company's products or that any patent application filed by the Company will issue as a patent. In addition, there can be no assurance any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than the Company and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

  The Company has also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target (the "License Agreement"), the Company obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including, the brain. The exclusive license applies to any Target technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue licensed patents issued prior to May 21, 1996. In addition to this exclusive license to use Target's technology to develop products for electrophysiological diseases, the Company has obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than using balloon angioplasty. As defined in the License Agreement, a substantial improvement is any modification, improvement or enhancement of Target technology that results in a material change in the function, purpose or application of a particular product incorporating Target technology. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although the Company has not confirmed this belief in writing with Target. To date, the Company has not developed products for use in the field covered by such non-exclusive license.

  Under the License Agreement, Cardima granted back to Target an exclusive, royalty-free, worldwide license to use technology developed by Cardima through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target and negotiating a distribution agreement. Cardima also agreed that it would not sell products utilizing Target's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target and offering Target the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target an amount equal to 40% of the gross profit for such product.

  Boston Scientific acquired Target in April 1997. As a result of the acquisition, Boston Scientific exercises control over approximately 9.5% of the Company's outstanding Common Stock. Accordingly, Boston Scientific may be able to exercise influence over the business and financial affairs of the Company. Boston Scientific develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by the Company. There can be no assurance that Boston Scientific will not take actions or engage in activities that could have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company obtained rights to its biocompatible hydrophilic coating material and process through an exclusive, royalty bearing license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach.

  In addition to patents and licenses, the Company also relies upon trade secrets, technical know-how and continuing technical innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that the agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary knowledge, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

  Patent applications in the United States Patent and Trademark Office ("USPTO") are maintained in secrecy until patents issue, and patent applications in the patent offices of foreign countries are maintained in secrecy for a period of 18 months from the priority date. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of the Company's development activities make comprehensive patent searches and analysis impractical or not cost-effective. Although the Company has made patent and publication searches in the United States and in foreign countries to determine whether materials, processes or designs used by it or its potential products infringe or will infringe third-party patents, such searches have not been comprehensive. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file applications for, or have not received or will not receive, patents and will not obtain additional proprietary rights relating to products, materials or processes used or proposed to be used by the Company.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage.

  Although there are no claims against the Company, any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. If any third party patent claims are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or could be required to obtain licenses from the patent owners of each patent, or redesign its products or processes to avoid infringement. There can be no assurance such licenses will be available or, if available, will be available on terms acceptable to the Company or that the Company will be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

  The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. There can be no assurance that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to the Company, that any of the Company's patent or patents in which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. There can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until the patent issues, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications. The Company periodically reviews the scope of patents of which it is aware. Although the Company does not believe that it infringes patents known to it, the question of patent infringement involves complex legal and factual issues and there can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court.

  In addition, the U.S. patent laws were recently amended to exempt physicians, other heath care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The Company cannot predict whether this amendment might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

COMPETITION

  The Company believes it currently has the only intravascular approach to diagnosing and testing VT. The Company considers its primary competitors to be companies engaged in the development and marketing of more established, but the Company believes, less effective therapies for the treatment of AF and VT, such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators and purposeful destruction of the AV node, followed by implantation of a pacemaker and open heart surgery. Several competitors are also developing new approaches and new products for the mapping and ablation of AF and VT. These approaches include mapping systems using contact mapping, single-point spacial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the open heart surgical maze procedure in a minimally invasive manner. If any of these new approaches or new products prove to be safe and effective, the Company's products could be rendered uncompetitive or obsolete, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. Other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense, Inc., Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and Ventritex Inc., a subsidiary of St. Jude Medical, the leading manufacturers of implantable defibrillators. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. Failure of the Company to demonstrate the competitive advantages of its products would have a material adverse effect on the Company's business, financial condition and results of operations.

  In the market for cardiac mapping and ablation devices, the Company believes that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Rapid Technological Change; Significant Competition."

GOVERNMENT REGULATION

  The preclinical and clinical testing, manufacturing, labeling, distribution and promotion of the Company's products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the FDA or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal to grant premarket clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

 United States

  A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed either in Class I or II and require the manufacturer to seek 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "preamendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. The Company believes that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission.

  The Company believes that its current mapping products, including the Cardima Pathfinder, will be Class II devices and will require 510(k) clearance prior to marketing. To date, the Company has received section 510(k) clearances from the FDA for its Cardima Pathfinder and Revelation microcatheter systems for mapping VT and AF, respectively. In addition, 510(k) clearance has been received for marketing its line of Venaport guiding catheters used for introducing electrophysiology catheters into the heart.
Section 510(k) notifications have also been submitted for an over-the-wire product, the Tracer, and for the Pathfinder Mini for mapping VT, as well as for the Naviport deflectable guiding catheter. These submissions may need to include clinical trial data, which could lengthen the time necessary to prepare a 510(k) submission and the time in which the Company could receive 510(k) clearance. There can be no assurance that any of these products will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process would have a material adverse effect on the Company's business, financial condition and results of operation.

  A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device). A Class III device generally must receive PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also include information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QSR"), which includes elaborate testing, control, documentation and other quality assurance procedures.

  Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which the Company believes typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. During the review, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

  If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval, which in turn would have a material adverse effect on the Company. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement generally is required for any modification to the device, its labeling or its manufacturing process.

  The Company anticipates that its ablation products, including the Cardima Pathfinder AFTC and Therastream, will be Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

  A clinical trial in support of a 510(k) submission or PMA application generally requires an IDE application approved in advance by the FDA for a specific number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, the Company would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. The Company's failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE approval could result in a material adverse effect on the Company, including termination of the IDE and an inability to obtain marketing clearance or approval for its products.

  In January 1997, the Company submitted an IDE for the Revelation microcatheter system for mapping of AF and received conditional approval from the FDA to begin its feasibility study for mapping AF. The Company completed the mapping study for its Revelation microcatheter system in 1997, and received conditional approval to begin feasibility clinical trials with the Cardima Pathfinder AFTC product for ablation in January 1998. An additional IDE for its Therastream VT ablation microcatheter system is expected to be submitted to the FDA in the first half of 1998. These studies are not expected to supply pivotal evidence of safety and effectiveness; rather, they are intended to generate data to help finalize the device's design and determine its potential for further development, if any. Additional clinical trials will be necessary to support PMA applications by the Company. There can be no assurance that any clinical study proposed by the Company will be approved by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval or additional clinical investigations of the type necessary to obtain PMA approval.

  Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to inspection by the FDA and the California Department of Health Services and, once it commences marketing products, will have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved ("off-label") uses. In addition, Class II devices, such as the Company's mapping products, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company.

  Unanticipated changes in existing regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse effect on the Company. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, good manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

 International

  In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. In addition, there may be foreign regulatory barriers other than premarket approval. There can be no assurance the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Under certain circumstances, FDA approval is required for the Company to export its products. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

  The EU has promulgated rules that require medical products to bear the CE mark by mid-1998. The CE mark is recognized by the EU as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. A CE mark allows the Company to avoid the costly and cumbersome requirements to obtain approvals in each EU country. In December 1995, the Company received ISO 9001 (EN 46001) Quality Systems certification for its manufacturing facilities in Fremont, California. This certification provides approval for the Company to apply the CE mark to the Tracer and Cardima Pathfinder mapping products and to the Venaport guiding catheter.

  The Company has initiated clinical trials in Europe to treat AF and plans to commence clinical trials in Japan for its ablation products. Although the Company intends to seek international approvals for its ablation products, including certification to enable CE marking, there can be no assurance the Company will be successful in obtaining such approvals. Failure to receive approval to affix the CE mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. There can be no assurance that such approvals will ever be obtained. In such event, the Company would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- No Assurance of Obtaining Required Regulatory Approvals; Government Regulation."

THIRD-PARTY REIMBURSEMENT

  In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, inappropriate or used for a nonapproved indication. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the U.S. Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The Federal Medicare Program, many state Medicaid programs and other payors reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group ("DRG") established by the HCFA. The fixed rate of reimbursement is typically based on the patient's diagnosis and the procedure performed, and unrelated to the specific type or number of devices used in a procedure. The Company intends to seek an appropriate Medicare DRG assignment by HCFA for procedures performed using its devices. As part of this process, during clinical trials the Company intends to collect economic data regarding resources expended in performing procedures with the devices. The Company expects to use this data to document differences in resource use between procedures performed with the Company's devices and procedures currently categorized under existing DRGs. The Company intends to meet with HCFA policy staff to request and support development of appropriate hospital payment policies for the procedures performed using the Company's devices. In addition, the Company may also collect resource use data regarding physician services to support establishment of appropriate fee schedules by third-party payors. The Company believes these efforts may also support reimbursement among private payors. However, there can be no assurance that reimbursement for the Company's products will be available in sufficient amounts if, at all, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis.

  In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental / investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, there is proposed federal legislation that would change the traditional Medicare payment system by creating a new visit-based payment system called ambulatory patient groups ("APG") that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If the Company's products increase the cost per procedure above the fixed rate under the APG system, market acceptance of such products could be impaired.

  Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

  Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that a patient's underlying arrhythmia should typically not recur after treatment with the Company's procedures. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance this will be the case. There can be no assurance reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

  The development, manufacture and sale of the Company's microcatheter systems may expose the Company to product liability claims. Although to date no claim has been asserted against the Company, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to the Company in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. Although the Cardima Pathfinder and Tracer products are labeled for single use only, the Company is aware that some physicians are reusing such products. Moreover, despite labeling of the Company's microcatheters for diagnostic use only, the Company believes physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of the Company's microcatheters could subject the Company to increased exposure to product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk of Product Liability; Adequacy of Insurance Coverage."

EMPLOYEES

  At December 31, 1997, the Company had 101 employees, 26 of whom were engaged directly in research and new product development, 13 in regulatory affairs, quality assurance and clinical activities, 25 in manufacturing, 22 in sales and marketing and 15 in finance and administration. The Company maintains compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain such personnel. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

  The Company leases approximately 44,000 square feet in Fremont, California. The Company's facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly / test / inspection areas, and a materials area. The facility is leased through November 1999, at which time the Company has the option to extend the lease for an additional five-year term. The Company believes this facility will be adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CRDM since the Company's initial public offering in June 1997. Prior to that time there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                                                    HIGH   LOW
                                                                    ----- -----
   YEAR ENDED DECEMBER 31, 1997
   Second Quarter (from June 6, 1997).............................. $7.50 $5.75
   Third Quarter...................................................  7.38  5.00
   Fourth Quarter..................................................  6.38  3.75

  As of March 23, 1998, there were approximately 1,800 holders of record of the Common Stock.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

  In connection with its initial public offering in June 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-23209 (the "Registration Statement"), which was declared effective by the Commission on June 5, 1997. Pursuant to the Registration Statement, the Company registered 2,275,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on June 5, 1997 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $15,925,000. The managing underwriter of the offering was Bear Stearns & Company.

  From July 1996 to December 1997, the Company incurred the following expenses in connection with the offering:

   Underwriting discounts and commissions........................... $1,114,750
   Other expenses...................................................  1,170,859
                                                                     ----------
   Total expenses................................................... $2,285,609
                                                                     ==========

  All of such expenses were direct or indirect payments to others.

  The net offering proceeds to the Company after deducting the total expenses above were $13,639,391. From January 1, 1997 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

   Research and development........................................ $ 2,313,462
   Repayment of indebtedness.......................................           0
   Acquisitions of other businesses................................           0
   Temporary investments*..........................................   5,616,713
   Working capital.................................................   5,709,216
                                                                    -----------
   Total........................................................... $13,639,391
                                                                    ===========

--------
* All temporary investments are available-for-sale securities; see note 1 of the financial statements in Part IV, Item 14.

  Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

  The data set forth below should be read in conjunction with the financial statements and related notes attached to this report on Form 10-K as pages F-1 through F-17.

                                                                   PERIOD FROM
                                                                     11/12/92
                                 YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                             -----------------------------------   DECEMBER 31,
                               1997     1996     1995     1994       1993(1)
                             --------  -------  -------  -------  --------------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Net Sales..................  $  1,261  $   593  $   362  $    86     $    --
Cost of goods sold.........     2,011    1,413      830      211          --
                             --------  -------  -------  -------     -------
  Gross profit.............      (750)    (820)    (468)    (125)         --
Operating expenses:
  Research and development.     5,320    3,319    2,581    2,205       1,083
  Selling, general and
   administrative..........     6,656    3,690    2,046    1,309         491
                             --------  -------  -------  -------     -------
    Total operating
     expenses..............    11,976    7,009    4,627    3,514       1,574
                             --------  -------  -------  -------     -------
Operating loss.............   (12,726)  (7,829)  (5,095)  (3,639)     (1,574)
Interest and other income..       602      132       12       15          33
Interest expense...........      (148)     (57)    (117)     (31)         --
                             --------  -------  -------  -------     -------
Net loss...................  $(12,272) $(7,754) $(5,200) $(3,655)    $(1,541)
                             ========  =======  =======  =======     =======
Basic and diluted net loss
 per share(2)..............  $  (2.64)
                             ========
Shares used in computing
 basic and diluted net loss
 per share(2)..............     4,642
                             ========
Pro forma basic and diluted
 net loss per share(3).....            $ (2.29)
                                       =======
Shares used in computing
 pro forma basic and
 diluted net loss per
 share(3)..................              3,384
                                       =======
                                                                   PERIOD FROM
                                                                     11/12/92
                                 YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                             -----------------------------------   DECEMBER 31,
                               1997     1996     1995     1994       1993(1)
                             --------  -------  -------  -------  --------------
                                             (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and
 short-term investments....  $ 12,848  $   907  $ 2,993  $   713     $ 1,472
Working capital (deficit)..    11,609   (2,150)   2,647      571       1,318
Total assets...............    17,674    3,964    4,735    2,284       1,701
Capital lease obligation,
 noncurrent portion........       840      722      317      308          50
Accumulated deficit........   (30,422) (18,150) (10,396)  (5,196)     (1,541)
Total stockholders' equity
 (net capital deficiency)..    14,444  (10,368)  (2,675)   1,316       1,412

--------
(1) The Company's financial data for 1992 and 1993 is not presented separately as the Company's operations from November 12, 1992 (inception) to December 31, 1992 were immaterial.
(2) The basic and diluted net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, "Earnings per Share" and Staff Accounting Bulletin No. 98. See Note 1 of the Notes to Financial Statements.
(3) See Note 1 of Notes to financial statements for information concerning calculation of the pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion and analysis contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Factors Affecting Future Results" as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance of the Company. This discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in the Annual Report on Form 10-K.

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

  Cardima has generated limited revenues, which until January 1997 were primarily in Europe and Japan, from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing Ventricular Tachycardia (VT) and the Revelation microcatheter system for diagnosing Atrial Fibrillation (AF), as well as ancillary products such as Venaport. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in 1997 through sales of the Cardima Pathfinder for diagnosis of VT in the United States. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. The Company currently has a salesman in Germany and is establishing a direct sales force in France and Germany. The Company has obtained the right to affix the CE mark to its Cardima Pathfinder, Tracer and Cardima Pathfinder 3mm microcatheter systems, permitting the Company to market these products in the member countries of the EU. The Company received 510(k) clearance for the Revelation microcatheter for mapping of AF in November 1997 and intends to seek 510(k) clearance for its other diagnostic products, including the Cardima Pathfinder Mini and Tracer products. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness, and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Cardima Pathfinder AFTC microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

RESULTS OF OPERATIONS--YEARS ENDED 1997 AND 1996

 Net Sales

  Net sales for 1997 increased 113% to $1,261,000 from $593,000 for 1996. The increase in net sales is due primarily to U.S. sales of the Cardima Pathfinder line of microcatheters for diagnosis of ventricular tachycardia following FDA clearance in January 1997. Net sales in 1997 were lower than the Company expected in Europe due to the termination of distribution arrangements in major European markets.

 Cost of Goods Sold

  Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 1997 increased 42% to $2,011,000 from $1,413,000 for 1996. The increase in cost of goods sold is due primarily to the growth of the Company's sales and vertical integration whereby many components formerly produced by outside vendors have been brought in-house. Product costs were initially higher due to the set-up and training of personnel to utilize the new equipment and related depreciation. The Company expects to have lower costs than when these components were purchased from outside vendors and greater flexibility in production of its microcatheter systems.

 Research and Development Expenses

  Research and development expenses for 1997 increased 60% to $5,320,000 from $3,319,000 in 1996. The increase in research and development expenses is due primarily to staff additions and associated expenses in research and development and clinical and regulatory areas (product testing and approvals) incurred as the Company increased human resources to meet program goals and clinical objectives.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses for 1997 increased 80% to $6,656,000 from $3,690,000 in 1996. The increase in selling, general and administrative expenses is due primarily to costs associated with the establishment and expansion of the Company's U.S. sales force, which occurred in fourth quarter 1996 and third quarter 1997, respectively. The Company has incurred expenses relating to the termination of several distribution arrangements, the establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which require some training from sales and clinical specialists. In addition, the increase in general and administrative expenses is due primarily to additional staffing and expenses to meet the growth of the Company and expenses related to the requirements of a public company. The increase in marketing expenses is due primarily to additional staffing, marketing materials and programs to meet new product introductions.

 Interest and Other Income, Interest Expense

  Interest and other income for 1997 increased to $602,000 from $132,000 in 1996. The increase is due primarily to larger cash, cash equivalent and short-term investment balances as a result of the Company's initial public offering in June 1997. Interest expense for 1997 increased to $148,000 from $57,000 in 1996. The increase is due primarily to higher borrowing levels for purchases of capital equipment.

RESULTS OF OPERATIONS--YEARS ENDED 1996 AND 1995

 Net Sales

  Net sales for 1996 increased 64% to $593,000 from $362,000 for 1995. The increase in net sales was primarily due to increased international sales of the Cardima Pathfinder and Tracer microcatheter systems and reflects the growing user base for the Company's microcatheter systems in Europe and Japan.

 Research and Development Expenses

  Research and development expenses for 1996 increased 29% to $3,319,000 from $2,581,000 in 1995. The increase in research and development expenses was primarily due to increases in regulatory and quality systems' personnel and, to a lesser extent, an increase in expenses associated with preclinical studies.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses for 1996 increased 80% to $3,690,000 from $2,046,000 in 1995. The increase in selling expenses was primarily due to expenses associated with increased sales and marketing activities, including the hiring of additional personnel to support growth of the Company's sales and marketing efforts. The increase in general and administrative expenses was primarily due to additional staffing and expenses to meet the growth of the Company.

 Interest and Other Income, Interest Expense

  Interest and other income for 1996 increased to $132,000 from $12,000 in 1995. The increase in interest and other income was primarily due to an increase in the average investment balances as a result of the Series D preferred Stock financing in December 1995 and February 1996. Interest expense for 1996 decreased to $57,000 from $117,000 in 1995, primarily as a result of decreased borrowing in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $30,900,000 as of December 31, 1997, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, and equipment leases, to finance certain capital equipment which have provided proceeds in the amount of $2,400,000. As of December 31, 1997, the Company had approximately $12,800,000 in cash, cash equivalents and short-term investments.

  Net cash used in operating activities was approximately $12,500,000 , $6,700,000 and $4,500,000 for the years ended December 31, 1997, 1996 and
1995, respectively, resulting primarily from operating losses incurred. Net cash used in investing activities was $5,150,000, $388,000 and $78,000 for the years ended December 31, 1997, 1996 and 1995, respectively, attributable primarily to capital expenditures during such periods. Net cash provided by financing activities was approximately $25,300,000 , $5,000,000 and $6,900,000 for the years ended December 31, 1997, 1996 and 1995, respectively, resulting primarily from the Company's initial public offering, the sale of equity securities in private placement transactions and proceeds from bridge loans during such periods.

  In February 1998, the Company entered into an equipment lease that permits the Company up to $1,500,000 of financing for the purchase of office and manufacturing equipment, software and custom built equipment. In March 1998, the Company secured a commitment for a $3,000,000 line of credit which may be used for general working capital purposes. The availability of this line of credit is subject to the satisfaction of a number of conditions, including the completion by the proposed lender of its legal due diligence and the negotiation and execution of definitive agreements. There can be no assurance that these conditions will be satisfied on a timely basis, if at all. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash, a line of credit and lease lines will be sufficient to meet the Company's operating expenses and capital requirements through early 1999. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

 History of Losses and Expectation of Substantial Future Losses

  Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of the Company's microcatheter systems have been limited. The Company had net losses of approximately $12.3 million and $7.8 million for the Company's fiscal years ended 1997 and

1996, respectively. As of December 31, 1997, the Company had an accumulated deficit of approximately $30.4 million. The Company expects to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, seeks regulatory approvals, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

 Future Additional Capital Requirements; No Assurance Future Capital Will be Available

  The Company's future liquidity and capital requirements will depend on numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the costs and timing of expansion of product development, manufacturing and sales and marketing activities; the extent to which the Company's products gain market acceptance; competitive developments; and other factors. In February 1998, the Company entered into an equipment lease agreement that permits the Company to finance up to $1,500,000 of office and manufacturing equipment, software and custom built equipment. In March 1998, the Company secured a commitment letter for a $3,000,000 line of credit which may be used for general working capital purposes. The availability of this line of credit is subject to the satisfaction of a number of conditions, including the completion by the proposed lender of its legal due diligence and the negotiation and execution of definitive agreements. There can be no assurance that these conditions will be satisfied on a timely basis, if at all. The Company currently expects that, without additional funding, the Company's current cash reserves will be depleted in early 1999. In addition, if unforeseen difficulties arise in the course of developing its products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of the Company's business, the Company may be required to invest greater-than-anticipated funds. As a consequence, the Company will be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that, if additional financing is needed, it will be available on terms acceptable to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

 No Assurance of Safety and Effectiveness; Early Stage of Product Development

  The Company is currently developing versions of its microcatheter systems for mapping AF and VT. To date, the Company has completed two clinical trials and has received two 510(k) pre-market clearances from the FDA with respect to its Cardima Pathfinder microcatheter system for venous mapping of VT and Revelation microcatheter system for mapping and pacing of the atria. Failure to obtain clearances for the Company's other diagnostic products under development on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is in the early stage of developing, testing and obtaining regulatory approval for its microcatheter systems designed for ablation of AF and VT. The Company is currently developing the Cardima Pathfinder AFTC microcatheter system for ablation of AF and the Therastream microcatheter system for ablation of VT. The Company is required to obtain an IDE from the FDA prior to conducting human clinical trials of its microcatheter systems for ablation. The Company filed an IDE for clinical testing of the Revelation microcatheter system for the mapping and ablation of AF in January 1997. The Company completed the mapping phase of this feasibility study in August 1997 and began treating the first patient in the ablation phase with the Cardima Pathfinder AFTC microcatheter system in March 1998. The Company currently expects to file an IDE to begin clinical testing of its Therastream microcatheter system for VT ablation in 1998. The Company must complete these clinical trials and a pivotal trial, if initiated, prior to the filing of a PMA, and must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of the Company's microcatheter systems will require substantial financial and management resources of the Company and the completion of such trials will take several years. There can be no assurance that necessary IDEs will be granted by the FDA, that human clinical trials, if initiated, will be completed or that these clinical studies will validate the results of the Company's pre-clinical studies or demonstrate that such products are safe and effective. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. The failure of the Company to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of the Company's microcatheter systems for the ablation of AF or VT would have a material adverse effect on the Company's business, financial condition and results of operations.

 Uncertainty of Product and Procedure Acceptance

  The Company's microcatheter systems represent a novel approach to the mapping and ablation of AF and VT. Acceptance of the Company's products and procedures by physicians, patients and health care payors will be necessary in order for the Company to be successful. The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the Atrio-Ventricular ("AV") node followed by implantation of a pacemaker, and open heart surgery. It is likely that physicians will not recommend the use of the Company's microcatheter systems unless they conclude, based on clinical data and other factors, that these systems provide a safe, effective and cost-efficient alternative to established or emerging approaches to the mapping and ablation of AF and VT. Except for the Cardima Pathfinder microcatheter system for mapping VT and the Revelation microcatheter system for mapping AF, none of the products currently being developed by Cardima for the mapping and ablation of AF and VT has obtained regulatory clearance or approval in the United States. Even if the Company's products are successfully developed and the required regulatory clearance or approval is obtained, there can be no assurance that such products and the associated procedures will ultimately gain any significant degree of market acceptance. Since the Company's sole product focus is to design and market microcatheter systems to map and ablate AF and VT, the failure to successfully commercialize these systems would have a material and adverse affect on the Company's business, financial condition and results of operations.

 Risks Regarding Products and Procedures Designed for Mapping and Ablation of
AF

  Cardima is developing its Cardima Pathfinder AFTC microcatheter system for mapping and ablation of AF. Currently, there is considerable clinical debate about the need for mapping AF prior to ablation, and no mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only the right atrial intervention is warranted. Market acceptance of this product for mapping will depend largely on a determination that there is a clinical need for diagnostic mapping prior to ablation of AF. The Cardima Pathfinder AFTC ablation procedure requires the use of RF energy in the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the vasculature to the brain and cause a stroke. Consequently, physicians may not recommend this procedure, in which event the Cardima Pathfinder AFTC would be unlikely to gain market acceptance. The failure of the Company to complete development of the Cardima Pathfinder AFTC or to gain regulatory approval with respect to the Pathfinder AFTC for ablation of AF, demonstrate safety, clinical effectiveness or cost effectiveness, gain wide market acceptance or successfully commercialize the Cardima Pathfinder AFTC for the mapping and ablation of AF would have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks Regarding Products and Procedures Designed for Mapping and Ablation of
VT

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

  The Company's Therastream microcatheter system is being developed for ablation of VT using RF energy, which could cause damage to the arteries and veins of the heart, potentially leading to myocardial infarction and even death. Consequently, physicians may not recommend this procedure, in which event the Therastream would be unlikely to gain market acceptance. Failure of the Company to gain market acceptance or successfully commercialize the Therastream would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company is prohibited from marketing its products in the United States unless it obtains 510(k) clearance or PMA approval from the FDA. The Company believes that it usually takes up to 12 months from submission to obtain 510(k) clearance, but that it can take longer. The Cardima Pathfinder and Revelation microcatheter systems for mapping VT and AF, respectively, have each received 510(k) clearance. The Company believes that its other mapping products will also be eligible for 510(k) clearance, and has submitted 510(k) pre-market notifications for the Cardima Pathfinder Mini and Tracer products. These submissions may need to include clinical trial data. There can be no assurance, however, that any of these products will receive 510(k) clearance in a timely fashion, if at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company will be required to seek PMA approval for its ablation products, including the Cardima Pathfinder AFTC and the Therastream microcatheters for ablation. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. In order to prepare a PMA application, the Company will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. To date, the Company has not conducted any human clinical studies using its microcatheter systems for the ablation of AF or VT. The Company submitted an IDE for the Revelation microcatheter system for mapping and ablation of AF in January 1997, and completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, the Company received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Cardima Pathfinder AFTC microcatheter system. The Company expects to file an additional IDE and begin its clinical trials for the Therastream microcatheter system in the second half of 1998. There can be no assurance that any clinical study that the Company proposes will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports additional clinical investigations of the type necessary to obtain PMA approval. The Company expects that a PMA application will not be submitted for at least one year, if at all. No assurance can be given that the Company will ever be able to obtain PMA approval for any of its ablation products. Failure of the Company to obtain timely PMA approval would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is subject to periodic inspection by the FDA and the California Department of Health Services, and must comply with various other regulatory requirements that apply to medical devices marketed in the United States, including labeling regulations, the Quality System Regulation ("QSR") (which includes elaborate testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved ("off-label") uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. The Company has obtained the requisite approvals by means of the CE mark and TGA approval to sell the Cardima Pathfinder, Cardima Pathfinder Mini , Revelation and Tracer for mapping in the European Union ("EU") and Australia, respectively, to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Cardima Pathfinder 3mm and Tracer in Japan and to sell the Cardima Pathfinder, Tracer and Venaport in Canada. The Company has initiated clinical trials in the EU for its AF ablation products, and will use this data to support its application for CE mark. There can be no assurance the Company will be successful in obtaining such approvals. Failure to receive approval to affix the CE mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. In such event, the Company's business, financial condition and results of operations would be materially and adversely affected.

 Rapid Technological Change; Significant Competition

  The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical discoveries and technological changes, including changes in the capital equipment with which the Company's microcatheter systems are designed to be compatible. Product development involves a high degree of risk, and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. Failure by the Company to respond to and develop new technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the AV node followed by implantation of a pacemaker, and open heart surgery. In the market for cardiac mapping and ablation devices, the Company believes that the primary competitive factors are safety, effectiveness, ease of use and overall system cost. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are important competitive factors. Several of the Company's competitors are currently marketing and selling catheters in the United States and internationally that map and ablate a type of arrhythmia known as supraventricular tachycardia ("SVT"). In addition, several competitors are also developing new approaches and new products for the mapping and ablation of AF and VT. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using RF, ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the open heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or new products prove to be safe and effective, the Company's products could be rendered noncompetitive or obsolete, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense, Inc. a division of Johnson and Johnson, Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant Corporation, Medtronic, Inc., and Ventritex, Inc., a subsidiary of St. Jude, Inc., the leading manufacturers of implantable defibrillators. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by its competitors. Furthermore, there can be no assurance the Company will succeed in developing new technologies and products that are available prior to its competitors' products. Failure of the Company to demonstrate the competitive advantages of its products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company relies on certain license agreements through which it licenses certain technology from others, including technology of Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, ("Target") that is integrated into the Company's microcatheter systems for mapping and ablation. Under a license agreement with Target (the "Target License Agreement"), the Company has an exclusive license (the "Target License") under certain issued U.S. patents. The Target License covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. The Target License will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, the Company has obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than using balloon angioplasty. Under the Target License Agreement, Cardima has granted Target an exclusive, royalty-free license to use any technology developed by Cardima prior to May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, diagnosis and treatment of male and female reproductive disorders and vascular prostheses. The Target License Agreement imposes various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations on the Company. Failure by the Company to comply with certain of these requirements could result in a termination of the Target License. The loss of the Company's exclusive rights to the Target-based microcatheter technology would have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Risks Associated with International Sales

  International sales have accounted for a significant portion of the Company's revenues to date and will continue to account for a significant portion of the Company's revenues for the foreseeable future. A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, although the Company's sales are denominated in U.S. dollars, Cardima's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. The financial condition, expertise and performance of the Company's international distributors and any future international distributors could affect sales of the Company's products internationally and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of hiring, training and establishing a direct sales force in certain major European markets. The ability of the Company to effectively operate a remote sales force will require additional resources, time and expense and could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business also subjects it and its employees, representatives, agents and distributors to laws and regulations of the international jurisdictions in which they operate or in which the Company's products may be sold. The regulation of medical devices in a number of such jurisdictions, particularly in the EU, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business and its financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company will be able to successfully commercialize any of its current microcatheter products, including the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer microcatheter systems, or any future product in any foreign market.

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

 Limited Manufacturing Experience; Scale-Up Risk; Need to Comply with U.S. Manufacturing Standards; Dependence on Key Suppliers

  The Company has only limited experience in manufacturing its microcatheter systems. The Company currently manufactures its microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. The Company has recently increased the number of microcatheters manufactured and expects that, if U.S. sales for the Cardima Pathfinder and Revelation microcatheter systems increase, or if the Company receives FDA clearance or approvals for other products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its microcatheter systems on a profitable basis. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the Company to be permitted to produce products for sale in the United States. The Company's facilities and manufacturing processes have successfully undergone a combined inspection by the FDA and by the State of California and an annual reinspection by TUV in February 1997. The Company has demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive and is in compliance with procedures to produce products for sale in Europe. Any failure by the Company to comply with QSR requirements or to maintain its compliance with ISO 9001 (EN 46001) standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In addition, the Company may be required to cease all or part of its operations for some period of time until it can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that the Company will be found in compliance with QSR by regulatory authorities, or that it will continue to comply with ISO 9001 (EN 46001) standards in future audits or that the Company will not experience difficulties in the course of developing its manufacturing capability. Any failure of the Company to comply with state or FDA QSR requirements or to maintain compliance with ISO 9001 (EN 46001) standards, or to develop its manufacturing capability in compliance with such standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Limited Sales, Marketing and Distribution Experience

  The Company has only limited experience marketing and selling its products in commercial quantities. Expanding the Company's marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. The Company has terminated several distribution arrangements in Europe and is in the process of hiring a direct sales force in France and Germany. The Company currently has one salesman in Germany, and there can be no assurance that the Company will be able to build a European direct sales force, that establishing such a sales force will be cost-effective or that the Company's European sales efforts will be successful. The Company's Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer microcatheter systems for mapping of AF and VT have obtained regulatory approval in certain international markets, and sales and marketing of these products is conducted primarily through distributors. The Company currently has a number of exclusive distributors that cover certain European countries and Japan and has sold only a limited number of Cardima Pathfinder, Revelation and Tracer microcatheter systems through these distributors. The Company does not have written agreements with certain of its exclusive distributors. Consequently, the terms of such arrangements, such as length of arrangements and minimum purchase obligations are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for the Company to terminate such distribution arrangements absent specific written termination terms. There can be no assurance that these distributors will be able to market and sell the Company's products in these markets. There can be no assurance that the Company will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate sales force or to establish and maintain appropriate distribution relationships would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

 Risk of Product Liability; Adequacy of Insurance Coverage

  The development, manufacture and sale of the Company's microcatheter systems may expose the Company to product liability claims. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will continue to be available to the Company on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. Although the Cardima Pathfinder, Revelation and Tracer products are labeled for single use only, the Company is aware that some physicians are reusing such products. Moreover despite labeling of the Company's microcatheters for diagnostic use only, the Company believes that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of the Company's microcatheters could subject the Company to increased exposure to product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

 Impact of the Year 2000 Issue on the Company's Operations

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the up coming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company is in the process of performing an assessment of the potential impact of the Year 2000 Issue on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. The extent, if any, of the impact of the Year 2000 Issue on the other systems and equipment is unknown. A corporate-wide inventory of computer applications is being performed by the Company and is expected to be completed by the end of fiscal year 1998, after which time the Company will attempt to remedy any issues. The Company has also begun communications with its facilities managers to determine the impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements and the report of independent auditors appear on pages F-1 through F-17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part below and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

  The executive officers of the Company are elected annually by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board.

  Dr. Phillip Radlick (age 60) has been the President, Chief Executive Officer and a Director of Cardima since November 1994. Prior to joining the Company, from November 1992 until October 1994, Dr. Radlick was the President and Chief Executive Officer of Hepatix, Inc., a start-up medical device company. From November 1986 until November 1992, Dr. Radlick was the President of Edwards Cardiovascular Surgery Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of cardiovascular products. Dr. Radlick received a B.S. in Chemistry and a Ph.D. in Organic Chemistry from University of California, Los Angeles.

  Mr. Gabriel Vegh (age 58), the founder of the Company, has been a Director of Cardima since November 1992. Mr. Vegh has been the Chief Operating Officer of Cardima since November 1994, and the Executive Vice President since January 1995. From May 1993 until November 1994, Mr. Vegh was the Company's President, and from May 1993 until July 1996, he served as the Company's Chief Financial Officer. Prior to joining the Company, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target, and from February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

  Dr. Allan Abati (age 53) has been the Vice President, Regulatory Affairs, Clinical Programs and Quality Assurance of Cardima since February 1996. Prior to joining the Company, from February 1992 until February 1996, Dr. Abati was the Vice President, Regulatory Affairs and Quality Assurance of Johnson & Johnson Professional, Inc., a manufacturer of neurosurgical and orthopedic medical devices. From August 1989 until February 1992, Dr. Abati was the Director, Regulatory and Clinical Affairs of Shiley Inc., a Pfizer company and manufacturer of interventional cardiology products. From June 1986 until August 1989, Dr. Abati was the Manager, Regulatory Affairs and Clinical Programs, and from November 1982 until June 1986 he was Senior Regulatory and Clinical Affairs Specialist, of Edwards Critical-Care Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of critical care and interventional cardiology products. Dr. Abati received a B.S. in Zoology and an M.A. in Biology from California State University, Long Beach and a Ph.D. in Physiology from Rutgers University.

  Dr. Omar Amirana (age 33) has been the Vice President, Marketing of Cardima since September 1995. From June 1993 until September 1995, Dr. Amirana was the Company's Director of Marketing, and from March 1993 until June 1993, he served as a consultant to the Company. Prior to joining the Company, from May 1992 until November 1992, Dr. Amirana was the Program Manager of the Advanced Development Group of EP Technologies, Inc. ("EPT"), an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. Dr. Amirana received a B.S. in Mechanical Engineering from Tufts University and an M.D. from Eastern Virginia Medical School.

  Mr. Ronald Bourquin (age 47) has been the Vice President and Chief Financial Officer of Cardima since July 1996. Prior to joining the Company, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EPT, and from April 1993 until July 1993, he served as a consultant to EPT. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

  Mr. Duane Dickens (age 52) has been the Vice President, New Product Development of Cardima since May 1993. From March 1992 until June 1993, Mr. Dickens was the President of Rhythmetrix, Inc., a medical device company. From September 1990 until March 1992, Mr. Dickens was the Director of Science, Technology and Business Development of Medtronic Inc., a medical device company. Mr. Dickens received a B.S. in Mechanical Engineering from University of Nebraska.

  Mr. David Smith (age 44) has been the Vice President, World Wide Sales of Cardima since March 1996. Prior to joining the Company, from January 1994 until December 1995, Mr. Smith was the Director of Marketing of Baxter Healthcare, International Cardiology Division, a manufacturer and distributor of interventional cardiology products. From June 1991 until December 1993, Mr. Smith was the Business Unit Manager, Germany, and from April 1990 until May 1991, he was the National Sales Manager, Endovascular Products, of Baxter Healthcare, Less Invasive Surgery Division. Mr. Smith has a B.S. in Business Administration from Michigan State University.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the Proxy Statement under the caption "Compensation of Directors" and "Compensation of Executive Officers", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the 1997 Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the 1997 Proxy Statement under the caption "Transactions with Management", and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

    The Company's financial statements are indexed on page F-1.

  (a) 2. FINANCIAL STATEMENT SCHEDULES

    All applicable information is readily determinable from the notes to the Company's financial statements or the schedule is not applicable, therefore, the schedules have been omitted.

  (a) 3. LISTING OF EXHIBITS

   EXHIBIT #                          DESCRIPTION
   ---------                          -----------
    3.1(1)   Certificate of Incorporation, as amended, of the Registrant.
    3.2(1)   Bylaws of Registrant.
    3.3(1)   Form of Amended and Restated Certificate of Incorporation of
             Registrant.
    4.1(1)   Form of Common Stock Certificate.
   10.1(1)   1993 Stock Option Plan.
   10.2(1)   1997 Directors' Stock Option Plan.
   10.3(1)   1997 Employee Stock Purchase Plan.
   10.4(1)   Form of Indemnification Agreement.

   EXHIBIT #                            DESCRIPTION
   ---------                            -----------
   10.5(1)   Fourth Amended and Restated Stockholders' Rights Agreement dated
             March 7, 1997, between Registrant and certain stockholders of
             Registrant.
   10.6(1)   License Agreement dated May 21, 1993, between Registrant and
             Target Therapeutics, Inc.
   10.7(1)   Lease dated April 25, 1994, between Registrant and State of
             California Public Employees' Retirement System.
   10.8(1)   Sublease dated November 14, 1996, between Registrant and Target
             Therapeutics, Inc.
   10.9(2)   Master Lease Agreement dated January 26, 1996, between
             Registrant and Comdisco, Inc., together with Equipment Schedules
             VL-1, VL-2 and VL-3.
   10.10(1)  Warrant Purchase Agreement dated December 9, 1993, between
             Registrant and Target Therapeutics, Inc., together with the
             Series A Preferred Stock Warrant.
   10.11(1)  Series A Preferred Stock Warrant dated June 10, 1994, issued to
             Silicon Valley Bank.
   10.12(1)  Warrant Purchase Agreement dated July 1, 1994, between
             Registrant and California Public Employees' Retirement System,
             together with the Common Stock Warrant.
   10.13(1)  Series A Preferred Stock Warrant dated October 26, 1994, issued to Silicon Valley Bank.
   10.14(1)  Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.
   10.15(1)  Series D Preferred Stock Warrant dated October 31, 1995, issued to Silicon Valley Bank.
   10.16(1)  Form of Common Stock Warrant issued to certain investors from
             April 1995 to December 1995.
   10.17(1)  Warrant Agreement dated January 23, 1996, between Registrant and
             Comdisco, Inc., together with the Series D Preferred Stock
             Warrant.
   10.18(1)  Electrophysiology Catheter License Agreement dated May 17, 1994, between Registrant and BSI Corporation, together with the Credit
             Pool Agreement of same date.
   10.19(1)  Distribution Agreement dated June 15, 1995, between Registrant and Paramedic Co., Ltd.
   10.20(1)  Distribution Agreement dated July 14, 1995, between Registrant and Werfen Distribution AG, together with the May 15, 1996 letter amendment.
   10.21(1)  Employment Agreement dated May 21, 1993, between Registrant and
             Gabriel B. Vegh.
   10.22(1)  Employment Letter Agreement dated October 31, 1994, between
             Registrant and Phillip C. Radlick, Ph.D.
   10.23(1)  Warrant Agreement dated April 7, 1997, between Registrant and
             Comdisco, Inc.
   10.24(1)  Distribution Agreement dated April 1, 1997, between Registrant and Cardiologic, GmbH.
   10.25     Letter dated March 27, 1996, from Transamerica Business Credit
             Corp.
   23.1      Consent of Ernst & Young LLP, Independent Auditors.
   24.1      Power of Attorney.
   27.1      Financial Data Schedule.

--------
(1) Incorporated by reference to the same exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.
(2) Equipment Schedule VL-3 dated February 3, 1998 to the Master Lease Agreement dated January 23, 1996 is filed with this Annual Report on Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 1998                      CARDIMA, INC.
                                          /s/ Phillip C. Radlick, Ph.D.
                                          -------------------------------------
                                          PHILLIP C. RADLICK, Ph.D.
                                          President, Chief Executive Officer
                                           and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                             TITLE                        DATE

  /s/ Phillip C. Radlick,      President, Chief Executive         3/30/98
           Ph.D.               Officer and Director          ------------------
---------------------------    (Principal Executive Officer)
 Phillip C. Radlick, Ph.D.

  /s/ Ronald E. Bourquin       Vice President and Chief           3/30/98
---------------------------    Financial Officer (Principal  ------------------
    Ronald E. Bourquin         Financial and Accounting
                               Officer)

 /s/ Michael J.F. Du Cros      Director                           3/30/98
---------------------------                                  ------------------
   Michael J.F. Du Cros

    /s/ Joseph S. Lacob        Director                           3/30/98
---------------------------                                  ------------------
      Joseph S. Lacob

    /s/ Neal Moszkowski        Director                           3/30/98
---------------------------                                  ------------------
      Neal Moszkowski

    /s/ Gabriel B. Vegh        Executive Vice President,          3/30/98
---------------------------    Chief Operating Officer and   ------------------
      Gabriel B. Vegh          Director

 /s/ Charles P. Waite, Jr.     Director                           3/30/98
---------------------------                                  ------------------
   Charles P. Waite, Jr.

                                 CARDIMA, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Ernst & Young LLP, Independent Auditors.......................  F-2
Balance Sheets at December 31, 1997 and 1996............................  F-3
Statements of Operations for the three years ended December 31, 1997....  F-4
Statements of Changes in Redeemable Preferred Stock and Stockholders'
 Equity (Net Capital Deficiency) for the three years ended December 31,
 1997...................................................................  F-5
Statements of Cash Flows for the three years ended December 31, 1997....  F-6
Notes to Financial Statements...........................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Cardima, Inc.

  We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 2, 1998

                                 CARDIMA, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
ASSETS                                                       --------  -------
Current assets:
  Cash and cash equivalents................................. $  8,578  $   907
  Short-term investments....................................    4,270       --
  Accounts receivable, net of allowances for doubtful
   accounts of $40 and $30 at December 31, 1997 and 1996,
   respectively.............................................      268       68
  Inventories...............................................      532      377
  Other current assets......................................      261      229
                                                             --------  -------
    Total current assets....................................   13,909    1,581
Property and equipment, net.................................    2,488    1,400
Restricted cash.............................................      192      275
Other assets................................................    1,085      708
                                                             --------  -------
                                                              $17,674  $ 3,964
                                                             ========  =======
Liabilities and stockholders' equity (net capital
 deficiency)
Current liabilities:
  Accounts payable.......................................... $    898  $ 1,155
  Accrued compensation......................................      753      513
  Other current liabilities.................................       55       52
  Notes payable.............................................        7    1,682
  Capital lease obligation--current portion.................      587      329
                                                             --------  -------
                                                                2,300    3,731
Deferred rent...............................................       90      139
Capital lease obligation--noncurrent portion................      840      722
Commitments
Redeemable convertible preferred stock at amount paid in:
  Series D redeemable convertible, none at December 31,
   1997; 1,919,052 shares issued and outstanding as of
   December 31, 1996........................................       --    9,740
  Series E redeemable convertible, none at December 31,
   1997; none as of December 31, 1996.......................       --       --
Stockholders' equity (net capital deficiency):
   Preferred stock, $0.001 par value; 5,000,000 shares
    authorized
    Series A convertible, none at December 31, 1997; 428,567
     shares issued and outstanding as of December 31, 1996
     at amount paid in......................................       --    2,949
    Series B convertible, none at December 31, 1997; 333,333
     shares issued and outstanding as of December 31, 1996
     at amount paid in......................................       --       --
    Series C convertible, none at December 31, 1997; 458,245
     shares issued and outstanding as of December 31, 1996
     at amount paid in......................................       --    4,764
Common stock, $0.001 par value; 25,000,000 shares
 authorized, 8,103,875 shares issued and outstanding at
 December 31, 1997, 74,999 as of December 31, 1996; at
 amount paid in.............................................   45,597      595
Deferred compensation.......................................     (731)    (526)
Accumulated deficit.........................................  (30,422) (18,150)
                                                             --------  -------
  Total stockholders' equity (net capital deficiency).......   14,444  (10,368)
                                                             --------  -------
                                                             $ 17,674  $ 3,964
                                                             ========  =======

                                 CARDIMA, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
Net sales..........................................  $  1,261  $   593  $   362
Cost of goods sold.................................     2,011    1,413      830
                                                     --------  -------  -------
  Gross profit.....................................      (750)    (820)    (468)
Operating expenses:
  Research and development.........................     5,320    3,319    2,581
  Selling, general and administrative..............     6,656    3,690    2,046
                                                     --------  -------  -------
    Total operating expenses.......................    11,976    7,009    4,627
                                                     --------  -------  -------
Operating loss.....................................   (12,726)  (7,829)  (5,095)
Interest and other income..........................       602      132       12
Interest expense...................................      (148)     (57)    (117)
                                                     --------  -------  -------
Net loss...........................................  $(12,272) $(7,754) $(5,200)
                                                     ========  =======  =======
Basic and diluted net loss per share...............  $  (2.64)
                                                     ========
Shares used in computing basic and diluted net loss
 per share.........................................     4,642
                                                     ========
Pro forma basic and diluted net loss per share.....            $ (2.29)
                                                               =======
Shares used in computing pro forma basic and
 diluted net loss per share........................              3,384
                                                               =======


                 See accompanying notes to financial statements

                                 CARDIMA, INC.

      STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                          -----------------------------------------------------------------------------------
                   SERIES D    SERIES E                                                              DEFICIT        TOTAL
                  REDEEMABLE  REDEEMABLE   SERIES A    SERIES B    SERIES C                        ACCUMMULATED STOCKHOLDERS'
                  CONVERTIBLE CONVERTIBLE CONVERTIBLE CONVERTIBLE CONVERTIBLE                       DURING THE   EQUITY (NET
                   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED  COMMON    DEFERRED   DEVELOPMENT     CAPITAL
                     STOCK       STOCK       STOCK       STOCK       STOCK     STOCK  COMPENSATION    STAGE      DEFICIENCY)
                  ----------- ----------- ----------- ----------- ----------- ------- ------------ ------------ -------------
Balances at
December 31,
1994............    $    --    $     --     $ 2,949       $--       $ 3,558   $     5    $  --       $ (5,196)    $  1,316
Issuance of
117,411 shares
of Series C
convertible
preferred stock
to investors for
cash, exercise
of warrants and
conversion of
bridge loans at
$10.50 per share
in March and
July 1995, net
of issuance
costs of $27....         --          --          --        --         1,206        --       --             --        1,206
Issuance of
1,215,924 shares
of Series D
redeemable
convertible
preferred stock
to investors for
cash and
conversion of
bridge loans at
$5.11 per share
in December
1995, net of
issuance costs
of $31..........      6,182          --          --        --            --        --       --             --           --
Issuance of
3,631 common
stock upon
exercise of
employee stock
options for cash
at $0.70-$1.05
per share in
April, October
and December
1995............         --          --          --        --            --         3       --             --            3
Net Loss........                                                                                       (5,200)      (5,200)
                    -------    --------     -------       ---       -------   -------    -----       --------     --------
Balances at
December 31,
1995............      6,182          --       2,949        --         4,764         8       --        (10,396)      (2,675)
Issuance of
703,128 shares
of Series D
redeemable
convertible
preferred stock
to investors for
cash and
cancellation of
notes payable at
$5.11 per share
in February
1996, net of
issuance costs
of $35..........      3,558          --          --        --            --        --       --             --           --
Issuance of
2,206 shares of
common stock for
cash upon
exercise of
employee stock
options at
$0.56-$2.10 per
share in
January-April,
July, September
and November
1996............         --          --          --        --            --         7       --             --            7
Deferred
compensation
related to grant
of stock
options.........         --          --          --        --            --       580     (580)            --           --
Amortization of
deferred
compensation....         --          --          --        --            --        --       54             --           54
Net Loss........                                                                                       (7,754)      (7,754)
                    -------    --------     -------       ---       -------   -------    -----       --------     --------
Balances at
December 31,
1996............      9,740          --       2,949        --         4,764       595     (526)       (18,150)     (10,368)
Issuance of
2,356,741 shares
of Series E
redeemable
convertible
preferred stock
to investors for
cash and
conversion of
bridge loans at
$5.74 per share
in March 1997,
net of issuance
costs of $90....         --      13,442          --        --            --        --       --             --           --
Issuance of
2,275,000 shares
of common stock
at $7.00 per
share in June
1997 through the
initial public
offering, net of
commissions and
issuance costs
of $2,286.......         --          --          --        --            --    13,639       --             --       13,639
Conversion of
redeemable
convertible and
convertible
preferred stock
in connection
with the
Company's
initial public
offering........     (9,740)    (13,442)     (2,949)       --        (4,764)   30,895       --             --       23,182
Issuance of
27,338 shares of
common stock for
cash upon
exercise of
employee stock
options at
$0.56-$1.75 per
share in April-
August and
November 1997...         --          --          --        --            --        36       --             --           36
Deferred
compensation
related to grant
of stock
options.........         --          --          --        --            --       432     (432)            --           --
Amortization of
deferred
compensation....         --          --          --        --            --        --      227             --          227
Net Loss........         --          --          --        --            --        --       --        (12,272)     (12,272)
                    -------    --------     -------       ---       -------   -------    -----       --------     --------
Balances at
December 31,
1997............    $    --    $     --     $    --       $--       $    --   $45,597    $(731)      $(30,422)    $ 14,444
                    =======    ========     =======       ===       =======   =======    =====       ========     ========

                                 CARDIMA, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................... $(12,272) $(7,754) $(5,200)
Adjustments to reconcile net loss to net cash
 provided by operations:
  Depreciation and amortization....................      703      403      296
  Amortization of deferred compensation............      227       54       --
  Loss on disposal of assets.......................       --       15       --
  Loss on sale/leaseback of capital equipment......       --       95       --
  Issuance of preferred stock upon conversion of
   various related party payables and interest
   payable.........................................       --       --      339
  Changes in operating assets and liabilities:
    Accounts receivable............................     (200)     (18)      29
    Inventories....................................     (155)    (109)      --
    Other current assets...........................      (32)    (111)      11
    Restricted cash................................       83       70      (15)
    Notes receivable...............................     (301)      --       --
    Other assets...................................     (446)    (526)    (128)
    Accounts payable...............................     (257)     896      (27)
    Accrued employee compensation..................      240      314       52
    Other current liabilities......................        3        1       19
    Deferred rent..................................      (49)      10      107
                                                    --------  -------  -------
      Net cash used in operating activities........  (12,456)  (6,660)  (4,517)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments................   (4,270)      --       --
Capital expenditures...............................     (883)    (388)     (78)
Proceeds from disposal of assets...................        3       --       --
                                                    --------  -------  -------
    Net cash used in investing activities..........   (5,150)    (388)     (78)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock......   10,158    2,984    5,189
Proceeds from issuance of bridge loans.............    1,610    1,674    2,263
Payments of bridge loans...........................       --       --     (403)
Principal payments under capital leases............     (469)    (286)    (153)
Payments under notes payable.......................       --       --      (24)
Net proceeds from sale of common stock.............   13,675        7        3
Proceeds from sale/leaseback of capital equipment..      303      583       --
                                                    --------  -------  -------
    Net cash provided by financing activities......   25,277    4,962    6,875
                                                    --------  -------  -------
NET INCREASE/(DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................    7,671   (2,086)   2,280
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......      907    2,993      713
                                                    --------  -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR............. $  8,578  $   907  $ 2,993
                                                    ========  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest............. $    122  $    49  $    43
                                                    ========  =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Equipment acquired under capital leases............ $    845  $   746  $   286
                                                    ========  =======  =======
Conversion of various related party payables,
 bridge loans and capital lease obligations and
 related accrued interest to convertible preferred
 stock.............................................       --  $   574  $ 2,199
                                                    ========  =======  =======

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  Cardima, Inc., (the "Company" or "Cardima"), was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its microcatheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from a major stockholder, Target Therapeutics, Inc. ("Target"), a division of Boston Scientific Corporation.

  Through 1996, the Company was in the development stage. During fiscal 1997, the Company recognized increasing revenues associated with its product approvals in the United States. Consequently, the Company is no longer considered to be in the development stage. In June 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at an initial price to the public of $7.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.6 million.

  The Company has sustained continuing operating losses and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales, product revenue and other financing facilities. In that regard, in February and March 1998, the Company secured a $1.5 million lease line and a firm commitment letter for a $3.0 million line of credit, respectively (see Note 8). Management believes that it will be able to obtain additional funds through either public or private equity or debt financings, collaborative and other arrangements with corporate partners or from other sources. If adequate funds are not available, the Company may be required to reduce its level of spending, including eliminating one or more of its research and development programs.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

  Revenues are recognized when products are shipped. To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. No one distributor or direct customer accounted for more than 10% of the Company's net sales and export sales represented 31% of net sales for the year ended December 31, 1997. One distributor accounted for approximately 45% and two distributors each accounted for 31% of the Company's net sales during the years ended December 31, 1995 and December 31, 1996, respectively. All of the Company's sales from inception to December 31, 1996 were export sales. Provisions for doubtful accounts were $119,000 and $11,000 for the years end December 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

  Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

                                 CARDIMA, INC.

NET LOSS PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statements No. 128, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS 128 requirements. Effective February 3, 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing SEC staff guidance primarily to give effect to SFAS 128. Topic 4.D of SAB 98 essentially eliminates the cheap stock (convertible preferred stock, redeemable convertible preferred stock, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering) calculation from an initial public offering.

  The Company has excluded all convertible debt, convertible preferred stock, warrants, and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

  The following table sets forth the computation of basic and diluted earnings per share:

                                                     YEARS ENDED DECEMBER 31,
                                                     (IN THOUSANDS EXCEPT FOR
                                                         PER SHARE DATA)
                                                     --------------------------
                                                      1997      1996     1995
                                                     -------  --------  -------
   Net loss........................................  $12,272  $  7,754  $ 5,200
                                                     =======  ========  =======
     Weighted average shares outstanding...........    4,642        72       69
     Weighted average unvested common shares issued
      subject to repurchase agreements.............       --        --       (7)
                                                     -------  --------  -------
   Shares used to compute basic and diluted net
    loss per share.................................    4,642        72       62
                                                     =======  ========  =======
   Basic and diluted net loss per share............  $ (2.64) $(107.69) $(83.87)
                                                     =======  ========  =======

  Pro forma net loss per share for 1997 and 1996 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering (using the "if converted" method) from the original date of issuance.

  Pro forma basic and diluted net loss per share information is as follows:

                                               YEAR ENDED DECEMBER 31,
                                       (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                       ----------------------------------------
                                                         1997
                                                         ----
   Shares used in computing basic and
    diluted net loss per share.......                    4,642
                                                        ------
   Adjusted to reflect assumed
    conversion of preferred stock at
    the date of issuance.............                    1,454
                                                        ------
   Shares used in computing pro forma
    basic and diluted loss per share.                    6,096
                                                        ======
   Pro forma basic and diluted net
    loss per share...................                   $(2.01)
                                                        ======

                                 CARDIMA, INC.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities and are classified as available-for-sale as of the balance sheet date. These securities are recorded at fair value, which approximates amortized cost. The fair value of investments is based on quoted market prices at December 31, 1997. All available-for-sale investments generally mature in one year or less. The fair value of these securities approximated the amortized cost at December 31, 1997. In 1996, all amounts consisted of cash. There were no short-term investments.

  Cash, cash equivalents and short-term investments at December 31, 1997 are as follows:

                                                                  (IN THOUSANDS)
   Cash and cash equivalents:
     Cash........................................................    $   310
     Money market funds..........................................      3,044
                                                                     -------
                                                                       3,354
     Available for sale securities commercial paper..............    5,224
                                                                     -------
       Total cash and cash equivalents...........................    $ 8,578
                                                                     =======
   Short-term investments:
   Commercial paper..............................................    $ 2,233
   Corporate notes...............................................      1,278
                                                                     -------
     Available for sale securities...............................      3,511
   Certificate of deposit........................................        759
                                                                     -------
     Total short-term investments................................    $ 4,270
                                                                     =======
   Restricted investments:
     Restricted certificate of deposit...........................    $   192
                                                                     =======

  The restricted certificate of deposit is being held as collateral by a financial institution against a letter of credit for the Company's primary facilities in Fremont, California.

INVENTORY

  Inventories are stated at the lower if cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following:

                                                                        (IN
                                                                     THOUSANDS)
                                                                    DECEMBER 31,
                                                                    -------------
                                                                     1997  1996
                                                                    ------ ------
   Inventories:
     Raw materials................................................. $  209 $ 145
     Work-in-process...............................................    119   131
     Finished goods................................................    204   101
                                                                    ------ -----
                                                                     $ 532 $ 377
                                                                    ====== =====

PROPERTY AND EQUIPMENT

  Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line

                                 CARDIMA, INC.

method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements.

  Property and equipment consist of the following:

                                                                (IN THOUSANDS)
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
   Property and equipment:
     Equipment................................................. $ 3,715  $2,008
     Leasehold improvements....................................      99      93
                                                                -------  ------
                                                                  3,814   2,101
     Less accumulated depreciation.............................  (1,326)   (701)
                                                                -------  ------
                                                                $ 2,488  $1,400
                                                                =======  ======

  Depreciation is provided using the straight-line method over the shorter of their estimated useful lives or lease term of the respective assets, generally three to five years. Property and equipment financed under a capital lease were $2,357,000 and $1,523,000 at December 31, 1997 and 1996, respectively.
Accumulated amortization related to leased assets was $1,072,000 and $564,000 at December 31, 1997 and 1996, respectively. Amortization related to capital leases are included in depreciation expense.

CONCENTRATIONS OF RISK

  The Company purchases certain key components of its products, including the hydrophilic coating for certain of its microcatheters, from sole, single or limited source supplies. For certain of these components, there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company's products would limit the Company's ability to manufacture its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS

  Patent costs deemed to have future benefits are amortized using the straight-line method over estimated useful lives of seven years, beginning at their effective dates or over the remainder of such periods from the dates acquired.

RECLASSIFICATION

  Certain prior period amounts have been reclassified to conform with current period presentation. Such reclassifications had no effect on the results of operations or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 is effective January 1, 1998 and is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") which changes the way public companies report information about operating

                                 CARDIMA, INC.

segments. SFAS 131, which is based on the management approach to segment reporting, established requirements to report selected segment information quarterly and to report entity wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. SFAS 131 is effective January 1, 1998 and additional disclosures will be required as the Company expands its international operations. The Company does not expect SFAS 131 to have a material impact on the Company's results of operations, cash flows or financial position.

2. LEASES

  The Company leases facilities under an operating, lease which commenced in August 1994 and expires November 1999. The Company also leases certain equipment under a noncancelable capital lease (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases at December 31, 1997:

                                                         (IN THOUSANDS)
                                                 OPERATING LEASES CAPITAL LEASES
                                                 ---------------- --------------
   Years ending December 31:
     1998.......................................       $360           $  708
     1999.......................................        314              666
     2000.......................................         --              253
     2001.......................................         --               --
                                                       ----           ------
   Total minimum payments required..............       $674           $1,627
                                                       ====
   Less amount representing interest............                        (200)
                                                                      ------
   Present value of future lease payments.......                       1,427
   Less current portion.........................                        (587)
                                                                      ------
   Noncurrent portion...........................                      $  840
                                                                      ======

  Rent expense, net of rental income was approximately $316,000 in 1997, $295,000 in 1996 and $312,000 in 1995. In connection with its facilities lease arrangements, the Company issued letters of credit to lessors which are collateralized by certificates of deposit totaling approximately $192,000 at December 31, 1997. Accordingly, this restricted cash amount has been classified as a noncurrent asset.

  In April 1997, the Company entered into a lease line agreement with a stockholder for $1,600,000 to finance capital expenditures, approximately $784,000 of which was outstanding as of December 31, 1997. As partial consideration for this arrangement, a warrant to purchase 13,937 shares of common stock was issued to the stockholder. The warrant is exercisable at $5.74 per share for a period of ten years or five years from the effective date of the Company's initial public offering, whichever is longer. The warrant is outstanding as of December 31, 1997.

3. STOCKHOLDERS' EQUITY

 Initial Public Offering

  In June of 1997, upon completion of the Company's initial public offering, Series A, B, C, D and E preferred stock converted into 5,726,538 shares of common stock.

  In March and June 1997, the Company amended and restated its certificate of incorporation to increase the total number of shares authorized to 30,000,000. Of the shares authorized, 25,000,000 are designated for issuance of common stock and 5,000,000 are designated for issuance of preferred stock.

                                 CARDIMA, INC.

 Common Stock

  In June 1997, the Company completed its initial public offering and issued 2,275,000 shares of its Common Stock at a price of $7.00 per share. The Company received approximately $13.6 million in cash, net of underwriting discounts, commission and other offering costs.

  In May 1993, 66,666 shares of common stock were issued to the Company's founders at $0.07 per share. Certain of these shares were subject to repurchase by the Company at the original issue price upon the occurrence of certain events, including termination of employment. The Company's right of repurchase expired ratably over three years.

 1993 Stock Option Plan

  During 1993, the board of directors adopted the 1993 Stock Option Plan (the "Plan") and, as amended, has reserved 1,300,000 shares of common stock for issuance under the Plan. The Plan provides for both incentive and nonstatutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the board of directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each nonstatutory stock option shall be not less than 85% of the fair value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares are generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 48 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

  Activity under the 1993 Stock Option Plan is as follows:

                                                        OUTSTANDING OPTIONS
                                              ----------------------------------------
                                              NUMBER OF     PRICE     WEIGHTED-AVERAGE
                             SHARES AVAILABLE  SHARES     PER SHARE    EXERCISE PRICE
                             ---------------- ---------  ------------ ----------------
   Balance at December 31,
    1994...................       133,200       129,906  $0.70--$2.10     $0.9753
   Options granted.........       (41,903)       41,903  $0.56--$2.10      0.9705
   Options exercised.......            --        (3,631) $0.70--$1.05      0.9368
   Options canceled........        19,923       (19,923) $0.70--$1.05      0.9368
                                 --------     ---------
   Balance at December 31,
    1995...................       111,220       148,255  $0.56--$2.10      0.9705
   Additional shares
    reserved...............       640,079            --            --          --
   Options granted.........      (733,778)      733,778  $0.56--$1.75      1.2485
   Options exercised.......            --        (4,708) $0.56--$2.10      1.2534
   Options canceled........        66,635       (66,635) $0.56--$2.10      1.2534
                                 --------     ---------
   Balance at December 31,
    1996...................        84,156       810,690  $0.56--$2.10      1.2534
   Additional shares
    reserved...............       396,825            --            --          --
   Options granted.........      (438,162)      438,162  $1.75--$7.00      4.2533
   Options exercised.......            --       (27,338) $0.56--$7.00      2.3861
   Options canceled........        80,899       (80,899) $0.56--$5.88      2.3681
                                 --------     ---------
   Balance at December 31,
    1997...................       123,718     1,140,615  $0.56--$5.88      2.3681
                                 ========     =========

                                 CARDIMA, INC.

  From April 1996 to April 1997, options to purchase a total of 835,928 shares were granted at prices ranging from $0.56 to $5.74 per share. Deferred compensation of approximately $1,012,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.00 to $8.00 per share).

  At December 31, 1997, 1996 and 1995 approximately 827,920, 810,685 and
145,944 options, respectively, were exercisable under the plan. Of the options granted in 1997, 69,268 were granted below fair value and 368,894 were granted at fair value.

 1997 Directors' Stock Option Plan

  In March 1997, the board of directors adopted the 1997 Directors' Stock Option Plan (the "Directors' Plan"), subject to stockholder approval. A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. At December 31, 1997 no shares had been issued under this plan.

 1997 Employee Stock Purchase Plan

  In March 1997, the board of directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), subject to stockholder approval. A total of 250,000 shares of common stock has been reserved for issuance under the Purchase Plan. As of December 31, 1997, no shares were issued under this purchase plan.

 Warrants

  At December 31, 1997, the Company had the following warrants outstanding: warrants to purchase 456,523 shares of common stock at $1.05 per share issued to certain investors in connection with bridge loans; warrants to purchase 1,428 shares of common stock at $7.00 per share issued in connection with the facility lease; warrants to purchase 1,905 shares of common stock at $7.00 per share and 2,142 shares of common stock at $5.11 per share issued in connection with a letter of credit; warrants to purchase 23,776 shares of common stock at $5.11 per share issued in connection with a capital lease; and warrants to purchase 17,543 shares of common stock at $7.00 per share issued to certain investors in connection with bridge financings. These warrants are exercisable immediately and expire at the earliest of (i) between 3 to 10 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

  In December 1994, the Company also issued warrants to Target to purchase 24,610 shares of the Company's Series C preferred stock at $10.50 per share in connection with a guarantee of a letter of credit. These warrants were exercised in March 1995 for cash. Also in connection with a capital lease line agreement, the Company issued to Target in December 1993 a warrant for $766 to purchase 10,427 shares of the Company's common stock at $7.00 per share. This warrant is exercisable immediately and expires at the earlier of December 9, 1998 or the disposition of substantially all of the Company's assets or the acquisition of the Company by another entity by means of merger or other transaction.

  In April 1997, the Company entered into a lease agreement with a lessor that allows for the Company to borrow up to $1.6 million under a lease line arrangement. In connection with this arrangement, the Company issued to the lessor a warrant to purchase 13,937 shares of common stock at a price of $5.74 per share. The warrant expires five years from the date of issuance.

  The Company has reserved 527,681 shares of common stock for issuance upon exercise of the warrants described above.

                                 CARDIMA, INC.

 Accounting for Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair-value accounting provided for under FASB Statement No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

  Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for 1996 and 1995 and the Black Scholes option pricing model for 1997 with the following weighted-average assumptions for 1997, 1996 and 1995, respectively; risk-free interest rates of approximately 6.0%, 7.0% and 7.0%; dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.6, 0.0 and 0.0 as the Company was not public in 1996 and 1995; and a weighted-average expected life of the options of four years.

  The option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
                                                   (IN THOUSANDS, EXCEPT PER
                                                          SHARE DATA)
   Net loss -- as reported........................ $(12,272) $ (7,754) $(5,200)
                                                   ========  ========  =======
   Net loss -- pro forma.......................... $(12,526) $ (7,776) $(5,201)
                                                   ========  ========  =======
   Net loss -- per share as reported.............. $  (2.64) $(107.69) $(83.87)
                                                   ========  ========  =======
   Net loss -- per share pro forma................ $  (2.70) $(108.00) $(83.89)
                                                   ========  ========  =======

                                 CARDIMA, INC.

  The following table summarizes information about stock options outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                   ----------------------------------------- ------------------------
                     NUMBER OF                     WEIGHTED-   NUMBER OF    WEIGHTED-
      RANGE OF         SHARES     WEIGHTED-AVERAGE  AVERAGE      SHARES      AVERAGE
      EXERCISE      OUTSTANDING      REMAINING     EXERCISE  EXERCISABLE AS EXERCISE
       PRICES      AS OF 12/31/97 CONTRACTUAL LIFE   PRICE    OF 12/31/97     PRICE
      --------     -------------- ---------------- --------- -------------- ---------
   $0.56 -- $0.70      139,018          7.51        $0.6010     139,018      $0.6010
    1.05 --  1.40      557,290          8.20         1.3428     557,290       1.3428
    1.75 --  3.75      121,700          9.10         1.9995     109,200       1.7991
    5.00 --  5.50      300,363          8.03         5.0340      20,834       5.0000
    5.88 --  5.88       17,400          9.58         5.8800         986       5.8800
    6.09 --  7.00        4,844          9.54         6.6243         592       7.0000
                     ---------                                  -------
   $0.56 -- $7.00    1,140,615          8.19        $2.3861     827,920      $1.3799
                     =========                                  =======

  Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of that Statement.

4. NOTES RECEIVABLE

  In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., its President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate (6.45% at December 31, 1997) and is due and payable in a single lump sum forty-eight months from the note date. As security for the note, Dr. Radlick granted Cardima a security interest in his vested stock options.

5. INCOME TAXES

  As of December 31, 1997 and December 31, 1996, the Company had federal net operating loss carryforwards of approximately $29,500,000 and $10,100,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $200,000 as of December 31, 1997 and 1996. The net operating loss and credit carryforwards will expire at various dates beginning on December 31, 2008 through December 31, 2012, if not utilized.

  Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                                                1997     1996
                                                              --------  -------
   Net operating loss carryforwards.......................... $ 10,800  $ 6,500
   Research credits carryforwards (federal and state)........      500      300
   Capitalized research and development......................      300      500
   Other, net................................................      300      200
                                                              --------  -------
   Total deferred tax assets.................................   11,900    7,500
   Valuation allowance for deferred tax assets...............  (11,900)  (7,500)
                                                              --------  -------
                                                              $     --  $    --
                                                              --------  -------

  The valuation allowance increased by $3,050,000 in 1996.

                                 CARDIMA, INC.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

6. RELATED PARTY TRANSACTIONS

 License Rights

  In May 1993, Target granted the Company an exclusive royalty-free worldwide license to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to the Target technology. Under the License Agreement, Cardima granted back to Target an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to the Target technology. Target granted the Company a nonexclusive, royalty-free license to use Target technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

  In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target and negotiating a distribution agreement. Cardima also agreed that it would not sell products utilizing Target's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target and offering Target the right of first refusal with respect to the terms of the distribution or if selling directly to the consumer, paying to Target an amount equal to 40% of the gross profit for such product. In exchange for the license, the Company initially issued 333,333 shares of Series A preferred stock to Target. In June 1993, the Company effected a recapitalization pursuant to which Target exchanged its existing shares of Series A preferred stock for shares of newly created Series B preferred stock.

 Stock Transactions

  In December 1994, the Company issued 24,110 shares of common stock to Target at $10.50 per share for cash and conversion of bridge loans. The Company also issued to Target warrants to purchase 24,610 shares of the Company's Series C preferred stock in connection with a guarantee of a letter of credit which were exercised in March 1995. In January 1995, the Company issued an additional 10,714 shares of common stock to Target at $10.50 per share for cash and conversion of bridge loans.

  In December 1995, the Company issued 142,029 shares of common stock to Target at $5.11 per share for cash and conversion of various payable amounts and bridge loans. In February 1996, the Company issued an additional 112,374 shares of common stock to Target at $5.11 per share in exchange for the conversion of outstanding capital lease obligations.

                                 CARDIMA, INC.

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


 Operations and Facilities

  In May 1993, in the Company entered into an agreement with Target whereby Target agreed to supply and manufacture such products and components necessary to proceed with research and development activity pursuant to the license mentioned above. This Agreement expired in May 1996.

  The Company paid $1,000 per month for each employee using Target's facilities, as well as other miscellaneous administrative expenses incurred by Target on the Company's behalf.

  As of December 31, 1997, $28,000 has been paid and nothing is owed to Target under these arrangements (approximately $234,000 and $152,000 was paid and $38,000 and $31,000 owed at December 31, 1996 and 1995, respectively. Target owed approximately $17,000 and $21,000 at December 31, 1996 and 1995, respectively).

  Target had sublet certain facilities from the Company which can be renewed annually. Net monthly rental income was approximately $4,500. In November 1997, this sublease arrangement was terminated.

 Capital Lease Arrangement

  In December 1993, the Company entered into a $1,000,000 capital lease line agreement with Target. The lease line remained open until fully utilized or until March 31, 1995, whichever occurred first. In connection with this lease line agreement, the Company issued to Target a warrant to purchase 10,427 shares of the Company's common stock. In December 1995 and February 1996, the outstanding capital lease obligation, plus accrued interest, was converted into shares of Series D convertible preferred stock, which was converted into 254,403 shares of common stock upon completion of the initial public offering.

8. SUBSEQUENT EVENTS

  In February 1998, the Company entered into a lease agreement with a lessor that allows for the Company to borrow up to $1.5 million under a lease line arrangement. The lease line agreement provides for financing of office and manufacturing equipment, software, custom built equipment and molds for a 48 month term. The lease line agreement will expire December 31, 1998.

  In March 1998, the Company secured a firm commitment letter for a $3.0 million line of credit which may be used for general working capital purposes. The payment of the lease line is interest only for the first six months, interest and principal for months seven through thirty-six and a balloon payment at the end of the lease, if fully utilized.