Form 10-Q
period 1998-03-31
CARDIMA INC
filed 1998-05-13
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1998

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                        COMMISSION FILE NUMBER: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


     DELAWARE                                            94-3177883
--------------------                               --------------------------
(State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)


47266 BENICIA STREET, FREMONT, CA                        94538-7330
(Address of  Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X      Yes          No
                                    -----------      --------

As of April 30, 1998, there were 8,174,414 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION................................................................ 3

 Item 1.  Financial Statements................................................................ 3
  Balance Sheets as of March 31, 1998 and December 31, 1997................................... 3
  Statements of Operations for the three months ended March 31, 1998 and 1997................. 4
  Statements of Cash Flows for the three months ended March 31, 1998 and 1997................. 5
  Notes to financial statements............................................................... 6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................... 9

PART II. OTHER INFORMATION....................................................................24

 Item 1. Legal Proceedings....................................................................24
 Item 2. Changes in Securities and Use of Proceeds............................................24
 Item 3. Defaults Upon Senior Securities......................................................24
 Item 4. Submission of Matters to a Vote of Security Holders..................................24
 Item 5. Other Information....................................................................24
 Item 6. Exhibits and Reports on Form 8-K.....................................................24

SIGNATURES....................................................................................25

INDEX TO EXHIBITS FOR FORM 10-Q...............................................................26


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CARDIMA, INC.

                                BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                                       (1)
                                                                                        March 31,  December 31,
                                                                                          1998        1997
                                                                                       ----------- -----------
                                                                                       (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                            $  8,118    $  8,578
   Short-term investments                                                                  1,236       4,270
   Accounts receivable, net of allowances for doubtful accounts
       of $42 at March 31, 1998 and $40 at December 31, 1997                                 351         268
   Inventories                                                                               599         532
   Other current assets                                                                      222         261
                                                                                        --------    --------

       Total current assets                                                               10,526      13,909

Property and equipment, net                                                                2,530       2,488
Restricted cash                                                                              170         192
Other assets                                                                               1,117       1,085
                                                                                        --------    --------

Total assets                                                                            $ 14,343    $ 17,674
                                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    885    $    898
   Accrued compensation                                                                      944         753
   Other current liabilities                                                                  10          55
   Notes payable                                                                              -            7
   Capital lease obligation - current portion                                                609         587
                                                                                        --------    --------

       Total current liabilities                                                           2,448       2,300

Deferred rent                                                                                 78          90
Capital lease obligation - noncurrent portion                                              1,011         840
Commitments
Stockholders' equity
   Common stock, $.001 par value; 25,000,000 shares authorized, 8,170,729 shares issued
   and outstanding at March 31, 1998, 8,103,875 at December 31, 1997; at amount paid in   45,744      45,597
   Deferred compensation                                                                    (667)       (731)
   Accumulated deficit                                                                   (34,271)    (30,422)
                                                                                        --------    --------
       Total stockholders' equity                                                         10,806      14,444
                                                                                        --------    --------
Total liabilities and stockholders' equity                                              $ 14,343    $ 17,674
                                                                                        ========    ========


 (1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

     See accompanying notes to financial statements.

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                             --------- ---------
                                                               1998      1997
                                                             --------- ---------
Net sales                                                     $    501    $  217
Cost of goods sold                                                 748       374
                                                              --------  --------

   Gross profit                                                   (247)     (157)

Operating expenses:
   Research and development                                      1,663       810
   Selling, general and administrative                           2,047     1,330
                                                              --------  --------

      Total operating expenses                                   3,710     2,140
                                                              --------  --------

Operating loss                                                  (3,957)   (2,297)

Interest and other income                                          144        25
Interest expense                                                   (36)      (53)
                                                              --------  --------

Net loss                                                      $ (3,849) $ (2,325)
                                                              ========  ========

Basic and diluted net loss per share                          $  (0.47)
                                                              ========

Shares used in computing basic and diluted net loss per share    8,137
                                                              ========

Pro forma net loss per share                                            $  (0.36)
                                                                        ========

Shares used in computing pro forma net loss per share                      6,433
                                                                        ========

                See accompanying notes to financial statements

                                 CARDIMA, INC.

                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Three Months ended
                                                                           March 31,
                                                                      --------------------
                                                                        1998        1997
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            ($3,849)    ($2,325)

  Adjustments to reconcile net loss to net cash provided by operations:
    Depreciation and amortization                                         192         146
    Amortization of deferred compensation                                  64          38
    Loss on disposal of assets                                              5           2
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (83)       (113)
    Inventories                                                           (67)       (136)
    Other current assets                                                   39        (136)
    Restricted cash                                                        22          20
    Notes receivable                                                       (5)         -
    Other assets                                                          (44)       (180)
    Accounts payable                                                      (13)       (735)
    Accrued compensation                                                  191          84
    Other current liabilities                                             (45)          8
    Deferred rent                                                         (12)        (12)
                                                                      -------     -------
      Net cash used in operating activities                            (3,605)     (3,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (507)         -
  Maturities and sales of short-term investments                        3,541          -
  Capital expenditures                                                   (192)       (243)
                                                                      -------     -------
    Net cash used in investing activities                               2,842        (243)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases                                (160)        (83)
  Proceeds from issuance of bridge loans                                   -        1,610
  Net proceeds from issuance of preferred stock                            -       10,158
  Payments under notes payable                                             (7)         -
  Net proceeds from sale of common stock                                  147          -
  Proceeds from sale/leaseback of capital equipment                       323          -
                                                                      -------     -------
    Net cash provided by financing activities                             303      11,685
                                                                      -------     -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     (460)      8,103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          8,578       2,992
                                                                      -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $8,118     $11,095
                                                                      =======     =======


                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

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

The operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.   BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):


                                                        March 31,                     December 31,
                                                           1998                          1997/1/
                                                 --------------------           --------------------
Inventories:
       Raw materials                                     $   225                        $   209
       Work-in-process                                       128                            119
       Finished goods                                        246                            204
                                                 --------------------           --------------------
                                                         $   599                        $   532
                                                 ====================           ====================

Property and equipment:
       Equipment                                           3,929                          3,715
       Leasehold improvements                                 99                             99
                                                 --------------------           --------------------
                                                         $ 4,028                        $ 3,814
       Less accumulated depreciation                      (1,498)                        (1,326)
                                                 --------------------           --------------------
                                                         $ 2,530                        $ 2,488
                                                 ====================           ====================

-----------------------
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

                                  (Unaudited)

3.   INITIAL PUBLIC OFFERING

In June 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at an initial price to the public of $7.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.6 million.

4.   NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS 128 requirements. Effective February 3, 1998, Staff Accounting Bulletin No. 98 ("SAB 98") was issued and amends the existing SEC staff guidance primarily to give effect to SFAS 128. Topic 4.D of SAB 98 essentially eliminates the cheap stock (convertible preferred stock, redeemable convertible preferred stock, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering) calculation from an initial public offering.

The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except for per share data):

                                                                        Three Months Ended March 31,
                                                                           1998                   1997
                                                                   -----------------      -----------------
Net loss                                                                      $3,849                $ 2,325
                                                                   =================      =================
   Weighted average shares outstanding........................                 8,137                     75
                                                                   -----------------      -----------------
Shares used to compute basic and diluted net loss per share...                 8,137                     75
                                                                   -----------------      -----------------
Basic and diluted net loss per share..........................                $(0.47)               $(31.00)
                                                                   =================      =================

Pro forma net loss per share for 1998 and 1997 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering (using the "if converted" method) from the original date of issuance.

Pro forma basic and diluted net loss per share information is as follows (in thousands except for per share data):

                                                                                    Three Months Ended
                                                                                      March 31, 1997
                                                                                    ------------------
Net loss.......................................................................           $2,325
                                                                                    ==================
Shares used in computing basic and diluted net loss per share..................               75
Adjusted to reflect assumed conversion of preferred stock at the date of
 issuance......................................................................            3,370
                                                                                    ------------------
Shares used in computing pro forma basic and diluted loss per share............            3,445
                                                                                    ==================
Pro forma basic and diluted net loss per share.................................           $(0.67)
                                                                                    ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company's ability to conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.


OVERVIEW

The Company

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $2.8 million from inception to March 31, 1998, which until January 1997 were primarily in Europe and Japan, from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing Ventricular Tachycardia (VT) and the Revelation microcatheter system for diagnosing Atrial Fibrillation (AF), as well as ancillary products such as the Venaport guiding catheters. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in 1997 in the United States from sales of the Cardima Pathfinder for diagnosis of tachycardias. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals.

The Company has obtained the right to affix the CE mark to its Cardima Pathfinder, Tracer and Cardima Pathfinder 3mm microcatheter systems, permitting the Company to market these products in the member countries of the European Union ("EU"). The Company received 510(k) clearance for the Revelation microcatheter for mapping of AF in November 1997 and intends to seek 510(k) clearance for its other diagnostic products, including the Cardima Pathfinder Mini and Tracer products. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Cardima Pathfinder AFTC (AF Temperature Control) microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the

Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - THREE MONTHS ENDED 1998 AND 1997

Net Sales

Net sales for the quarter ended March 31, 1998 increased 131% to $501,000 from $217,000 in the same period in 1997. The increase is primarily due to U.S. sales of the Cardima Pathfinder line of microcatheters for diagnosis of VT and the Revelation line of microcatheters for diagnosis of AF following FDA clearance in January and November 1997, respectively. U.S. sales for the quarter ended March 31, 1998 increased 220% to $378,000 from $118,000 in the same period in 1997.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 1998 increased 100% to $748,000 from $374,000 in the same period in 1997. The increase is due primarily to the large increase in sales volume and associated manufacturing staff additions to meet the demands to support sales efforts and clinical trials.

Research and Development Expenses

Research and development expenses for the quarter ended March 31, 1998 increased 105% to $1,663,000 from $810,000 in the same period in 1997. The increase is due primarily to staff additions and associated expenses in research and development and clinical and regulatory areas incurred as the Company increased human resources to meet development program goals and increased expenses for clinical trials in both Europe and the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 1998 increased 54% to $2,047,000 from $1,330,000 in the same period in 1997. Selling expenses for the quarter ended March 31, 1998 increased 97% to $940,000 from $476,000 in the same period in 1997. The increase is due primarily to costs associated with the establishment and expansion of the Company's U.S. sales force which occurred in fourth quarter 1996 and third quarter 1997, respectively. The Company has incurred expenses relating to the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of sales and clinical specialists. General and administrative expenses for the quarter ended March 31, 1998 increased 44% to $666,000 from $463,000 in the same period in 1997.
The increase is due primarily to additional staff and expenses related to the requirements of a public company. Marketing expenses for the quarter ended March 31, 1998 increased 13% to $441,000 from $392,000 in the same period in 1997. The increase is due primarily to development of additional marketing materials and programs to meet new product introductions.

Interest and Other Income

Interest and other income for the quarter ended March 31, 1998 increased to $144,000 from $25,000 in the same period in 1997. The increase is due primarily to larger cash and cash equivalent balances as a result of the Company's initial public offering.

Interest Expense

Interest expense for the quarter ended March 31, 1998 decreased to $36,000 from $53,000 in the same period in 1997. The decrease is due primarily to lower borrowing levels for purchases of capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which have yielded net proceeds of $32.1 million as of March 31, 1998, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which yielded net proceeds of approximately $13.6 million, and equipment leases, which have totaled $2.1 million for the acquisition of certain capital equipment. As of March 31, 1998, the Company had approximately $9.4 million in cash and cash equivalents.

Net cash used in operating activities was approximately $3.6 million and $3.3 million for the three months ended March 31, 1998 and 1997, respectively, resulting primarily from operating losses incurred during such periods. Net cash provided by investing activities was approximately $2.8 million for the three months ended March 31, 1998, which was attributable primarily to
maturities and sales of short-term investments.   Net cash used was
approximately $243,000 for the three months ended March 31, 1997, which was attributable primarily to capital expenditures. Net cash provided by financing activities was approximately $303,000 and $11.7 million for the three months ended March 31, 1998 and 1997, respectively, resulting primarily from the Company's financing equipment through its established lease line and the Company's sale of equity securities in private placement transactions.

In February 1998, the Company entered into an equipment lease that permits the Company up to $1,500,000 of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In March 1998, the Company secured a commitment for a $3,000,000 line of credit which may be used for general working capital purposes. The availability of this line of credit is subject to the satisfaction of a number of conditions, including the completion by the proposed lender of its legal due diligence and the negotiation and execution of definitive agreements. There can be no assurance that these conditions will be satisfied on a timely basis, if at all. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash, a line of credit and lease lines will be sufficient to meet the Company's operating expenses and capital requirements through early 1999. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

History of Losses and Expectation of Substantial Future Losses

Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of the Company's microcatheter systems have been limited. The Company had net losses of approximately $12.3 million and $7.8 million for the Company's fiscal years ended 1997 and 1996, respectively, and $3.9 million for the three months ended March 31, 1998. As of March 31, 1998, the Company had an accumulated deficit of approximately $34.3 million. The Company expects to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, seeks regulatory approvals, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

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

No Assurance of Safety and Effectiveness; Early Stage of Product Development

To date, the Company has completed two clinical trials and has received two 510(k) pre-market clearances from the FDA with respect to its Cardima Pathfinder microcatheter system for venous mapping of VT and Revelation microcatheter system for mapping and pacing of the atria. The Company is currently developing additional versions of its microcatheter systems for mapping AF and VT. Failure to obtain clearances for the Company's other diagnostic products under development on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Regarding Products and Procedures Designed for Mapping and Ablation of AF

Cardima is developing its Cardima Pathfinder AFTC microcatheter system for mapping and ablation of AF. Currently, there is considerable clinical debate about the need for mapping AF prior to ablation, and no mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only the right atrial intervention is warranted. Market acceptance of this product for mapping will depend largely on a determination that there is a clinical need for diagnostic mapping prior to ablation of AF. The Cardima Pathfinder AFTC ablation procedure requires the use of RF energy in the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the vasculature to the brain and may cause a stroke. Consequently, physicians may not recommend this procedure, in which event the Cardima Pathfinder AFTC would be unlikely to gain market acceptance. The failure of the Company to complete development of the Cardima Pathfinder AFTC or to gain regulatory approval with respect to the Pathfinder AFTC for ablation of AF, demonstrate safety, clinical effectiveness or cost effectiveness, gain wide market acceptance or successfully commercialize the Cardima Pathfinder AF for the mapping and ablation of AF would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. The Company has obtained the requisite approvals by means of the CE mark and TGA approval to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer for mapping in the European Union ("EU") and Australia, respectively, to sell the Cardima Pathfinder, Cardima Pathfinder Mini , Cardima Pathfinder 3mm and Tracer in Japan and to sell the Cardima Pathfinder, Tracer and Venaport in Canada. The Company has initiated clinical trials in the EU for its AF ablation products, and will use this data to support its application for CE mark. There can be no assurance the Company will be successful in obtaining such approvals. Failure to receive approval to affix the CE mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. In such event, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Dependence on Patents and Proprietary and Licensed Technology; Risk of Patent Infringement

The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, trademarks, copyrights and to operate without infringing or violating the proprietary rights of others. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The patent positions of medical device companies, including the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. In addition, the United States patent laws were recently amended to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The Company cannot predict whether this amendment might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

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

Although the Company has not received any significant letters from others threatening to enforce intellectual property rights against the Company, there can be no assurance that the Company will not become subject to patent infringement claims or litigation, to interference proceedings in the USPTO to determine the priority of inventions or to oppositions to patent grants in foreign jurisdictions. An adverse determination in litigation, interference or opposition proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Under the Company's license agreement with Target, the Company is not indemnified against claims brought by third parties alleging infringement of patent rights. Consequently, the Company could bear the liability resulting from such claims. There can be no assurance that the Company will have the financial resources to protect and defend its intellectual property, as such defense is often costly and time-consuming. Failure of the

Company to protect its patent rights, trade secrets, know-how or other intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. There can be no assurance that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents in which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. There can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company cannot be certain that others were not the first to file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may be issued to others on such applications. The Company periodically reviews the scope of patents of which it is aware. Although Cardima does not believe that it is infringing patents known to the Company, the question of patent infringement involves complex legal and factual issues and there can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of any such issues by a court.

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

Uncertainty Related to Third-Party Reimbursement

U. S. health care providers, including hospitals and physicians, that purchase medical devices generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. The Company's success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's microcatheter systems are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available or, if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Limited Manufacturing Experience; Scale-Up Risk; Need to Comply with United States Manufacturing Standards; Dependence on Key Suppliers

The Company has only limited experience in manufacturing its microcatheter systems. The Company currently manufactures its microcatheter systems in limited quantities for U. S. and international sales and for pre-clinical and clinical trials. The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. The Company has recently increased the number of microcatheters manufactured and expects that, if United States sales for the Cardima Pathfinder and Revelation microcatheter systems increase, or if the Company receives FDA clearance or approvals for other products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its microcatheter systems on a profitable basis. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Sales, Marketing and Distribution Experience

The Company has only limited experience marketing and selling its products in commercial quantities. Expanding the Company's marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. The Company has terminated several distribution arrangements in Europe and is in the process of hiring a direct sales force in France and Germany. The Company currently has one salesman in Germany and there can be no assurance that the Company will be able to build a European direct sales force, that establishing such a sales force will be cost-effective or that the Company's European sales efforts will be successful. The Company's Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer microcatheter systems for mapping of AF and VT have obtained regulatory approval in certain international markets, and sales and marketing of these products is conducted primarily through distributors. The Company currently has a number of exclusive distributors that cover certain European countries and Japan and has sold only a limited number of Cardima Pathfinder, Revelation and Tracer microcatheter systems through these distributors. The Company does not have written agreements with certain of its exclusive distributors. Consequently, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for the Company to terminate such distribution arrangements absent specific written termination terms. There can be no assurance that these distributors will be able to market and sell the Company's products in these markets. There can be no assurance that the Company will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate sales force or to establish and maintain appropriate distribution relationships would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                 CARDIMA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 13, 1998                            CARDIMA, INC.



                                                /s/ Phillip C. Radlick, Ph.D.
                                                -------------------------------
                                                PHILLIP C. RADLICK, Ph.D.
                                                President, Chief Executive
                                                Officer and Director



                                                /s/   Ronald E. Bourquin
                                                -------------------------------
                                                RONALD E. BOURQUIN
                                                Vice President and Chief
                                                Financial Officer

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------


   27.1    Financial Data Schedule