Form 10-Q
period 1998-06-30
CARDIMA INC
filed 1998-08-12
CIK 1022570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1998

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                        COMMISSION FILE NUMBER: 0-22419
                                                -------

                                 CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                      94-3177883
-------------------------------------           --------------------------------
   (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)


47266 BENICIA STREET, FREMONT, CA                            94538-7330
(Address of  Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.        X Yes          No
                                        ----        ----
As of July 31, 1998, there were 8,282,996 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION.................................................3

 ITEM 1.  FINANCIAL STATEMENTS.................................................3
  Balance Sheets as of June 30, 1998 and December 31, 1997.....................3
  Statements of Operations for the three and nine months ended
    June 30, 1998 and 1997.....................................................4
  Statements of Cash Flows for the three and nine months ended
    June 30, 1998 and 1997.....................................................5
  Notes to financial statements................................................6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................9

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS....................................................24
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................24
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................24
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24
 ITEM 5. OTHER INFORMATION....................................................25
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................25

SIGNATURES....................................................................26

INDEX TO EXHIBITS FOR FORM 10-Q...............................................27

 EXHIBIT 27.1.................................................................28

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CARDIMA, INC.

                                BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                                       (1)
                                                                                        June 30,   December 31,
                                                                                          1998        1997
                                                                                       ----------- -----------
ASSETS                                                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                                                            $  5,012    $  8,578
   Short-term investments                                                                     -        4,270
   Accounts receivable, net of allowances for doubtful accounts
    of $26 at June 30, 1998 and $40 at December 31, 1997                                     455         268
   Inventories                                                                             1,075         532
   Other current assets                                                                      233         261
                                                                                        --------    --------
       Total current assets                                                                6,775      13,909

Property and equipment, net                                                                2,917       2,488
Restricted cash                                                                              170         192
Other assets                                                                                 724       1,085
                                                                                        --------    --------
Total assets                                                                            $ 10,586    $ 17,674
                                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $  1,040    $    898
   Accrued compensation                                                                      768         753
   Other current liabilities                                                                  12          55
   Notes payable                                                                              -            7
   Capital lease obligation - current portion                                                717         587
                                                                                        --------    --------
       Total current liabilities                                                           2,537       2,300

Deferred rent                                                                                 66          90
Capital lease obligation - noncurrent portion                                                856         840
Commitments
Stockholders' equity
   Common stock, $.001 par value; 25,000,000 shares authorized, 8,212,248 shares issued and outstanding at June 30, 1998, 8,103,875 at December 31, 1997; at
    amount paid in                                                                        45,790      45,597
   Deferred compensation                                                                    (604)       (731)
   Accumulated deficit                                                                   (38,059)    (30,422)
                                                                                        --------    --------
       Total stockholders' equity                                                          7,127      14,444
                                                                                        --------    --------
Total liabilities and stockholders' equity                                              $ 10,586    $ 17,674
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

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three months ended  Six months ended
                                                                   June 30,           June 30,
                                                             -------------------  -----------------
                                                               1998      1997      1998       1997
                                                             -------    -------   -------   -------

Net sales                                                    $   625    $   319   $ 1,126   $   536
Cost of goods sold                                               595        457     1,343       831
                                                             -------    -------   -------   -------
   Gross profit                                                   30       (138)     (217)     (295)

Operating expenses:
   Research and development                                    1,908      1,059     3,571     1,869
   Selling, general and administrative                         1,980      1,646     4,027     2,976
                                                             -------    -------   -------   -------
      Total operating expenses                                 3,888      2,705     7,598     4,845
                                                             -------    -------   -------   -------
Operating loss                                                (3,858)    (2,843)   (7,815)   (5,140)

Interest  and other income                                       110        110       254       135
Interest expense                                                 (40)       (28)      (76)      (81)
                                                             -------    -------   -------   -------

Net loss                                                     $(3,788)   $(2,761)  $(7,637)  $(5,086)
                                                             =======    =======   =======   =======

Basic and diluted net loss per share                         $ (0.46)             $ (0.94)
                                                             =======              =======
Shares used in computing basic and diluted net loss per
 share                                                         8,186                8,160
                                                             =======              =======

Pro forma net loss per share                                            $ (0.43)            $ (1.03)
                                                                        =======             =======

Shares used in computing pro forma net loss per share                     6,433               4,939
                                                                        =======             =======

                See accompanying notes to financial statements

                                 CARDIMA, INC.

                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                        Six Months ended
                                                                           June 30,
                                                                      --------------------
                                                                        1998       1997
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(7,637)    $(5,086)

  Adjustments to reconcile net loss to net cash provided by
   operations:
    Depreciation and amortization                                         415         277
    Amortization of deferred compensation                                 127         101
    Loss on disposal of assets                                             12          -
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (187)        (93)
    Inventories                                                          (543)       (209)
    Other current assets                                                   28         (70)
    Restricted cash                                                        22          20
    Other assets                                                          (17)        475
    Accounts payable                                                      142        (525)
    Accrued compensation                                                   15          60
    Other current liabilities                                             (43)         41
    Deferred rent                                                         (24)        (25)
                                                                      -------     -------
      Net cash used in operating activities                            (7,690)     (5,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (517)          -
  Maturities and sales of short-term investments                        4,787           -
  Capital expenditures                                                   (342)       (717)
                                                                      -------     -------
    Net cash used in investing activities                               3,928        (717)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases                                (332)       (210)
  Net proceeds from issuance of preferred stock                             -      13,442
  Payments under notes payable                                             (7)     (1,674)
  Net proceeds from sale of common stock                                  194      13,765
  Proceeds from sale/leaseback of capital equipment                       341           -
                                                                      -------     -------
    Net cash provided by financing activities                             196      25,323
                                                                      -------     -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (3,566)     19,572

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          8,578         907
                                                                      -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 5,012     $20,479
                                                                      =======     =======

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

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

The operating results for the three-month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.   BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):


                                                June 30,                   December 31,
                                                  1998                        1997/1/
                                           -----------------            -----------------
Inventories:
      Raw materials                             $   218                      $   209
       Work-in-process                              403                          119
       Finished goods                               454                          204
                                                -------                      -------
                                                $ 1,075                      $   532
                                                =======                      =======
Property and equipment:
       Equipment                                  4,512                        3,715
       Leasehold improvements                        99                           99
                                                -------                      -------
                                                $ 4,611                      $ 3,814
       Less accumulated depreciation             (1,694)                      (1,326)
                                                -------                      -------
                                                $ 2,917                      $ 2,488
                                                =======                      =======

----------
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except for per share data):

                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                     1998                 1997                 1998                 1997
                                                --------------       --------------       --------------       --------------
Net loss                                               $(3,788)             $(2,761)             $(7,637)             $(5,086)
                                                       =======              =======              =======              =======
   Weighted average shares outstanding....               8,186                2,280                8,160                1,178
                                                       -------              -------              -------              -------
Shares used to compute basic and diluted
 net loss per share.......................               8,186                2,280                8,160                1,178
                                                       =======              =======              =======              =======
Basic and diluted net loss per share......             $ (0.46)             $ (1.21)             $ (0.94)             $ (4.32)
                                                       =======              =======              =======              =======

Pro forma net loss per share for 1997 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering (using the "if converted" method) from the original date of issuance.

Pro forma basic and diluted net loss per share information for the three and six month periods ended June 30, 1997 is as follows (in thousands except for per share data):

                                                            Three Months Ended            Six Months Ended
                                                               June 30, 1997                June 30, 1997
                                                          ----------------------       ----------------------
Net loss................................................         $(2,761)                     $(5,086)
                                                                 =======                      =======
Shares used in computing basic and diluted net loss per
 share..................................................           2,280                        1,178
Adjusted to reflect assumed conversion of preferred
 stock at the date of issuance..........................           4,153                        3,761
                                                                 -------
Shares used in computing pro forma basic and diluted
 loss per share.........................................           6,433                        4,939
                                                                 =======                      =======
Pro forma basic and diluted net loss per share..........         $ (0.43)                     $ (1.03)
                                                                 =======                      =======

4.   LINE OF CREDIT

In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. The payment of the line of credit is interest only for the first six months, interest and principal for months seven through thirty-six and a balloon payment at the end of the term, if fully utilized. As of June 30, 1998, $3.0 million of borrowing capacity remained available to the Company under this line of credit.

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


OVERVIEW

The Company

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $3.4 million from inception to June 30, 1998, which until January 1997 were primarily in Europe and Japan, from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing Ventricular Tachycardia (VT) and the Revelation microcatheter system for diagnosing Atrial Fibrillation (AF), as well as ancillary products such as the Venaport guiding catheters. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals.

The Company has obtained the right to affix the CE mark to its Cardima Pathfinder, Tracer and Cardima Revelation microcatheter systems, permitting the Company to market these products in the member countries of the European Union ("EU"). The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF in November 1997, for the Vueport balloon guiding catheter in July 1998, and the Cardima Pathfinder Mini microcatheter for mapping VT in July 1998. The Company is seeking 510(k) clearance for its Tracer mapping catheter and its Naviport deflectable tip guiding catheter. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the

Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED 1998 AND 1997

Net Sales

Net sales for the quarter ended June 30, 1998 increased 96% to $625,000 from $319,000 in the same period in 1997. Net sales for the six month period ended June 30, 1998 increased 110% to $1,126,000 from $536,000 in the same period in 1997. Each of these increases is primarily due to U.S. sales of the Cardima Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF, respectively, following FDA clearance in January 1997 and November 1997, respectively. U.S. sales for the quarter ended June 30, 1998 increased 119% to $451,000 from $206,000 in the same period in 1997. U.S. sales for the six month period ended June 30, 1998 increased 155% to $829,000 from $325,000 in the same period in 1997.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 1998 increased 30% to $595,000 from $457,000 in the same period in 1997. Cost of goods sold for the six month period ended June 30, 1998 increased 62% to $1,343,000 from $831,000 in the same period in 1997. The increase is due primarily to the increase in sales volume and associated manufacturing staff additions.

Research and Development Expenses

Research and development expenses for the quarter ended June 30, 1998 increased 80% to $1,908,000 from $1,059,000 in the same period in 1997. Research and development expenses for the six month period ended June 30, 1998 increased 91% to $3,571,000 from $1,869,000 in the same period in 1997. The increase is due primarily to staff additions and associated expenses in research and development and clinical and regulatory areas incurred as the Company increased human resources to meet development program goals and increased expenses for clinical trials in both Europe and the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 1998 increased 20% to $1,980,000 from $1,646,000 in the same period in 1997.
Selling, general and administrative expenses for the six month period ended June 30, 1998 increased 35% to $4,027,000 from $2,976,000 in the same period in 1997.
Selling expenses for the quarter ended June 30, 1998 increased 47% to $853,000 from $582,000 in the same period in 1997. Selling expenses for the six month period ended June 30, 1998 increased 70% to $1,793,000 from $1,057,000 in the same period in 1997. The increase is due primarily to costs associated with the expansion of the Company's U.S. sales force, the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of participating physicians by sales and clinical specialists. General and administrative expenses for the quarter ended June 30, 1998 decreased two percent to $620,000 from $631,000 in the same period in 1997. General and administrative expenses for the six month period ended June 30, 1998 increased 18% to $1,286,000 from $1,094,000 in the same period in 1997. The decrease for the quarter ended June 30, 1998 is due primarily to lower recruiting expenses in 1998 compared to expenses incurred in the same period in 1997. The increase for the six month period ended June 30, 1998 is due primarily to additional staff and expenses related to the requirements of a public company. Marketing expenses for the quarter ended June 30, 1998 increased 17% to $507,000 from $433,000 in the same period in 1997. Marketing expenses for the six month period ended June 30, 1998 increased 15% to $948,000 from $825,000 in the same period in 1997. The increase is due primarily to additional staff and expenses related to the development of marketing materials and programs to address new product introductions.

Interest and Other Income

Interest and other income for the quarter ended June 30, 1998 remained at the same level of $110,000 as in the same period in 1997. Interest and other income for the six month period ended June 30, 1998 increased to $254,000 from $135,000 in the same period in 1997. The increase for the six month period ended June 30, 1998 is due primarily to larger cash and cash equivalent balances as a result of the Company's initial public offering in June 1997.

Interest Expense

Interest expense for the quarter ended June 30, 1998 increased to $40,000 from $28,000 in the same period in 1997. Interest expense for the six month period ended June 30, 1998 decreased to $76,000 from $81,000 in the same period in 1997. The increase for the quarter ended June 30, 1998 is due primarily to higher borrowing levels for purchases of capital equipment. The decrease for the six month period ended June 30, 1998, compared to the same period in 1997 is due primarily to the conversion of all Notes Payable into shares of series E preferred stock in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which have yielded net proceeds of $32.1 million as of June 30, 1998, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which yielded net proceeds of approximately $13.6 million, and equipment leases, which have totaled $2.6 million for the acquisition of certain capital equipment. As of June 30, 1998, the Company had approximately $5.0 million in cash and cash equivalents.

Net cash used in operating activities was approximately $7.7 million and $5.0 million for the six months ended June 30, 1998 and 1997, respectively, resulting primarily from operating losses incurred during such periods. Net cash provided by investing activities was approximately $3.9 million for the six months ended June 30, 1998, which was attributable primarily to maturities and sales of
short-term investments.   Net cash used was approximately $717,000 for the six
months ended June 30, 1997, which was attributable primarily to capital expenditures. Net cash provided by financing activities was approximately $196,000 and $25.3 million for the six months ended June 30, 1998 and 1997, respectively, resulting primarily from the Company's financing equipment through its established lease line, the Company's sale of equity securities in private placement transactions and the Company's initial public offering in June 1997.

In February 1998, the Company entered into an equipment lease that permits the Company up to $1.5 million of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of June 30, 1998, $1.0 million and $3.0 million of borrowing capacity remained available to the Company under these lines. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash, a line of credit and lease lines will be sufficient to meet the Company's operating expenses and capital requirements through the balance of 1998. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

History of Losses and Expectation of Substantial Future Losses

Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of the Company's microcatheter systems have been limited. The Company had net losses of approximately $12.3 million and $7.8 million for the Company's fiscal years ended 1997 and 1996, respectively, and $7.6 million for the six months ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit of approximately $38.1 million. The Company expects to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, seeks regulatory approvals, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have a material adverse effect on the Company's business, financial condition and results of operations.



Future Additional Capital Requirements; No Assurance Future Capital Will be Available

The Company's future liquidity and capital requirements will depend on numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the costs and timing of expansion of product development, manufacturing and sales and marketing activities; the extent to which the Company's products gain market acceptance; competitive developments; and other factors. In February 1998, the

Company entered into an equipment lease agreement that permits the Company to finance up to $1.5 million of office and manufacturing equipment, software and custom built equipment. In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of June 30, 1998, $1.0 million and $3.0 million of borrowing capacity remained available to the Company under these lines. The Company believes that available cash, a line of credit and lease lines will be sufficient to meet the Company's operating expenses and capital requirements through the balance of 1998. In addition, if unforeseen difficulties arise in the course of developing its products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of the Company's business, the Company may be required to invest greater-than-anticipated funds. As a consequence, the Company will be required to raise additional funds through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that, if additional financing is needed, it will be available on terms acceptable to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

No Assurance of Safety and Effectiveness; Early Stage of Product Development

To date, the Company has completed two clinical trials and has received three 510(k) pre-market clearances from the FDA with respect to its Cardima Pathfinder and Pathfinder Mini microcatheter systems for venous mapping of VT and Revelation microcatheter system for mapping and pacing of the atria. The Company also received 510(k) clearance for the Vueport guiding catheter in June 1998 and is seeking 510(k) clearance for its Tracer mapping catheter and its Naviport deflectable tip guiding catheter. Failure to obtain clearances for the Company's other diagnostic products and guiding catheters under development on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is in the early stage of developing, testing and obtaining regulatory approval for its microcatheter systems designed for ablation of AF and VT. The Company is currently developing the Revelation Tx microcatheter system for ablation of AF and the Therastream microcatheter system for ablation of VT. The Company is required to obtain an IDE from the FDA prior to conducting human clinical trials of its microcatheter systems for ablation. The Company filed an IDE for clinical testing of the Revelation microcatheter system for the mapping and ablation of AF in January 1997. The Company completed the mapping phase of this feasibility study in August 1997 and began treating the first patient in the ablation phase with the Revelation Tx microcatheter system in March 1998. The Company currently expects to file an IDE to begin clinical testing of its Therastream microcatheter system for VT ablation in 1998. The Company must complete these clinical trials and a pivotal trial, if initiated, prior to the filing of a PMA, and must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of the Company's microcatheter systems will require substantial financial and management resources of the Company and the completion of such trials will take several years. There can be no assurance that necessary IDEs will be granted by the FDA, that human clinical trials, if initiated, will be completed or that these clinical studies will validate the results of the Company's pre-clinical studies or demonstrate that such products are safe and effective. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. The failure of the Company to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of the Company's microcatheter systems for the ablation of AF or VT would have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Product and Procedure Acceptance

The Company's microcatheter systems represent a novel approach to the mapping and ablation of AF and VT. Acceptance of the Company's products and procedures by physicians, patients and health care payors will be necessary in order for the Company to be successful. The Company's microcatheter systems for the mapping and ablation of AF and VT are new technologies that must compete with more established treatments such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, purposeful destruction of the Atrio-Ventricular ("AV") node followed by implantation of a pacemaker, and open heart surgery. It is likely that physicians will not recommend the use of the Company's microcatheter systems unless they conclude, based on clinical data and other factors, that these systems provide a safe, effective and cost-efficient alternative to established or emerging approaches to the mapping and ablation of AF and VT. Although the Company has received regulatory clearance to market the Cardima Pathfinder and Pathfinder Mini microcatheter systems for mapping VT and the Revelation microcatheter system for mapping AF, none of the products currently being developed by Cardima for ablation of AF and VT has received regulatory approval in the United States. Even if the Company's ablation products are successfully developed and the required regulatory approvals are obtained, there can be no assurance that such products and the associated procedures will ultimately gain any significant degree of market acceptance. Since the Company's sole product focus is to design and market microcatheter systems to map and ablate AF and VT, the failure to successfully commercialize these systems would have a material and adverse affect on the Company's business, financial condition and results of operations.

Risks Regarding Products and Procedures Designed for Mapping and Ablation of AF

Cardima is developing its Revelation Tx microcatheter system for mapping and ablation of AF. Currently, there is considerable clinical debate about the need for mapping AF prior to ablation, and no mapping is performed during the open heart surgical maze procedure. However, the Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different mapping and ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only the right atrial intervention is warranted. Market acceptance of this product for mapping will depend largely on a determination that there is a clinical need for diagnostic mapping prior to ablation of AF. The Revelation Tx ablation procedure may require the use of RF energy in both the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the vasculature to the brain and may cause a stroke. Consequently, physicians may not recommend this procedure, in which event the Revelation Tx would be unlikely to gain market acceptance. The failure of the Company to complete development of the Revelation Tx or to gain regulatory approval with respect to the Revelation Tx for ablation of AF, demonstrate safety, clinical effectiveness or cost effectiveness, gain wide market acceptance or successfully commercialize the Revelation Tx for the mapping and ablation of AF would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Regarding Products and Procedures Designed for Mapping and Ablation of VT

The Cardima Pathfinder and Tracer microcatheter systems for VT mapping are designed for use inside the vasculature of the heart wall and to provide access to the vasculature of the heart through the venous system. To achieve market acceptance, the Company will need to demonstrate the safety and cost effectiveness of the Cardima Pathfinder and Tracer microcatheter systems for VT mapping, of which there can be no assurance. In addition, electrophysiologists will need to be specially trained to perform this procedure, which may further impede market acceptance. There can be no assurance that the Cardima Pathfinder or Tracer microcatheter systems for VT mapping will ever achieve market acceptance, or in the case of the Tracer microcatheter system, be cleared for marketing by the FDA, or be successfully commercialized in the United States or internationally. The inability of the Company to gain wide market acceptance or successfully commercialize the Cardima Pathfinder and Tracer microcatheter systems for VT mapping would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results

The Company's results of operations may fluctuate significantly from quarter to quarter or year to year depending upon a number of factors, including actions relating to regulatory matters, progress of pre-clinical and clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing capabilities, the expansion of sales and marketing activities, competition, the timing of new product introductions by the Company or its competitors and the ability of the Company to market its products successfully in the United States and internationally. Although the Cardima Pathfinder and Tracer microcatheter systems are labeled for single use only, the Company is aware that some physicians are reusing these products. Reuse of the Company's microcatheter systems would reduce revenues from product sales and could have a material adverse effect on future performance and periodic operating results. Due to such fluctuations in operating results, period to period comparisons of the Company's revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

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

The Company is prohibited from marketing its products in the United States unless it obtains 510(k) clearance or PMA approval from the FDA. The Company believes that it usually takes up to 12 months from submission to obtain 510(k) clearance, but that it can take longer. The Cardima Pathfinder and Cardima Pathfinder Mini microcatheter systems for mapping VT and Revelation microcatheter system for mapping AF have each received 510(k) clearance. The Company believes that its other mapping products will also be eligible for 510(k) clearance, and has submitted a 510(k) pre-market notification for the Tracer product. The Company has also submitted a 510(k) pre-market notification for the Naviport deflectable tip guiding catheter. These submissions may need to include clinical trial data. There can be no assurance, however, that any of these types of products will receive 510(k) clearance in a timely fashion, if at all. Delays in market introduction resulting from the 510(k) clearance process could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company will be required to seek PMA approval for its ablation products, including the Revelation Tx and the Therastream microcatheters for ablation. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. In order to prepare a PMA application, the Company will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. The Company submitted an IDE for the Revelation microcatheter system for mapping and ablation of AF in January 1997, and completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, the Company received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. The Company expects to file an additional IDE and begin its clinical trials for the Therastream microcatheter system in the second half of 1998. There can be no assurance that any clinical study that the Company proposes will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports additional clinical investigations of the type necessary to obtain PMA approval. The Company expects that a PMA application will not be submitted for at least one year, if at all. No assurance can be given that the Company will ever be able to obtain PMA approval for any of its ablation products. Failure of the Company to obtain timely PMA approval would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. The Company has obtained the requisite approvals by means of the CE mark and TGA approval to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer for mapping in the European Union ("EU") and Australia, respectively, to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer in Japan and to sell the Cardima Pathfinder, Tracer, Vueport and Naviport in Canada. The Company also received CE mark approval on August 4, 1998 to sell the Revelation microcatheter for treatment of AF in the EU. The Company has ongoing clinical trials in the EU for its AF ablation products, and has submitted this data to support its application for CE mark. There can be no assurance the Company will be successful in obtaining such approvals.

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

The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the Company to be permitted to produce products for sale in the United States. The Company's facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and TUV. The Company has demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive and is in compliance with procedures to produce products for sale in Europe. Any failure by the Company to comply with QSR requirements or to maintain its compliance with ISO 9001 (EN 46001) standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In addition, the Company may be required to cease all or part of its operations for some period of time until it can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that the Company will be found in compliance with QSR by regulatory authorities, or that it will continue to comply with ISO 9001 (EN 46001) standards in future audits or that the Company will not experience difficulties in the course of developing its manufacturing capability. Any failure of the Company to comply with state or FDA QSR requirements or to maintain compliance with ISO 9001 (EN 46001) standards, or to develop its manufacturing capability in compliance with such standards, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Sales, Marketing and Distribution Experience

The Company has only limited experience marketing and selling its products in commercial quantities. Expanding the Company's marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. The Company has terminated several distribution arrangements in Europe and is in the process of hiring a direct sales force in France and Germany. The Company currently has one salesman in Germany and there can be no assurance that the Company will be able to build a European direct sales force, that establishing such a sales force will be cost-effective or that the Company's European sales efforts will be successful. The Cardima Pathfinder, Pathfinder Mini, Revelation and Tracer microcatheter systems for mapping of AF and VT have obtained regulatory approval in certain international markets, and sales and marketing of these products is often conducted through distributors. The Company received CE mark approval on August 4, 1998 to sell the Revelation microcatheter for treatment of AF in the EU. The Company currently has a number of exclusive distributors that cover certain European countries and Japan and has sold only a limited number of Cardima Pathfinder, Revelation and Tracer microcatheter systems through these distributors. The Company does not have written agreements with certain of its exclusive distributors. Consequently, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for the Company to terminate such distribution arrangements absent specific written termination terms. There can be no assurance that these distributors will be able to market and sell the Company's products in these markets. There can be no assurance that the Company will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish an adequate sales force or to establish and maintain appropriate distribution relationships would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Risk of Product Liability; Adequacy of Insurance Coverage

The development, manufacture and sale of the Company's microcatheter systems may expose the Company to product liability claims. Although the Company has not experienced any claims to date, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will continue to be available to the Company on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. Although the Cardima Pathfinder, Pathfinder Mini, Revelation and Tracer products are labeled for single use only, the Company is aware that some physicians are reusing such products. Moreover, despite labeling of the Company's microcatheters for diagnostic use only, the Company believes that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of the Company's microcatheters could subject the Company to increased exposure to product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue on the Company's Operations

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company is in the process of performing an assessment of the potential impact of the Year 2000 Issue on its operations. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. The extent, if any, of the impact of the Year 2000 Issue on the other systems and equipment is unknown. A corporate-wide inventory of computer applications is being performed by the Company and is expected to be completed by the end of fiscal year 1998, after which time the Company will attempt to remedy any issues. The Company has also begun communications with its facilities managers to determine the impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          Changes in Securities is incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

          USE OF PROCEEDS FROM REGISTERED SECURITIES

          On June 6, 1997, a Registration Statement on Form S-1 (No. 333-23209) was declared effective by the SEC pursuant to which the Company issued 2,275,000 shares of common stock. The shares were sold for the account of the Company at a price of $7.00 per share, generating $15,925,000 in gross proceeds to the Company. The initial public offering was managed by Bear Stearns & Company.

          From the effective date of the Registration Statement to June 30, 1998, the Company incurred approximately $1,114,750 in underwriting discounts and commissions and approximately $2,285,609 of expenses paid to or for the underwriters and other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $13,639,391.

          From the effective date of the Registration Statement to June 30, 1998, the Company has used approximately $8,545,693 to fund ongoing operations.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) On May 19, 1998, the Registrant held its Annual Meeting of Stockholders.

          (b) As listed below, all of management's nominees for directors were elected at the meeting pursuant to proxies solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934

              Name of Nominee                     No. of Votes For         No. of Votes Withheld        No. of Votes Abstain
Phillip Radlick, Ph.D.                              7,173,661                           0                       1,235
Gabriel Vegh                                        7,173,661                           0                       1,235
Michael J.F. Du Cros                                7,173,661                           0                       1,235
Neal Moszkowski                                     7,173,661                           0                       1,235
Charles P. Waite, Jr.                               7,173,661                           0                       1,235

          c) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 was ratified with 7,174,896 shares voting in favor, 0 voting against, 0 shares abstaining.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    August 12, 1998     CARDIMA, INC.



                                            /s/   Phillip C. Radlick, Ph.D.
                             -------------------------------------------------
                               PHILLIP C. RADLICK, Ph.D.
                               President, Chief Executive Officer and Director



                                           /s/   Ronald E. Bourquin
                             --------------------------------------------------
                               RONALD E. BOURQUIN
                               Vice President, Chief Financial Officer and
                               Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------


   10.25 Master Loan and Security Agreement Dated June 19, 1998, between Registrant and Transamerica Business Credit Corp.

   27.1        Financial Data Schedule