Form 10-K405/A
period 1997-12-31
CARDIMA INC
filed 1998-10-26
CIK 1022570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997 or

     [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934. For the transition period
        from           to          .

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CARDIMA, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                            ----
ITEM 6.  SELECTED FINANCIAL DATA...........................................   3
SIGNATURES.................................................................   4

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

                                                                   PERIOD FROM
                                                                     11/12/92
                                 YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                            ------------------------------------   DECEMBER 31,
                              1997      1996     1995     1994       1993(1)
                            --------  --------  -------  -------  --------------
                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Net Sales.................  $  1,261  $    593  $   362  $    86     $     --
Cost of goods sold........     2,011     1,413      830      211           --
                            --------  --------  -------  -------     --------
  Gross profit............      (750)     (820)    (468)    (125)          --
Operating expenses:
  Research and
   development............     5,320     3,319    2,581    2,205        1,083
  Selling, general and
   administrative.........     6,656     3,690    2,046    1,309          491
                            --------  --------  -------  -------     --------
    Total operating
     expenses.............    11,976     7,009    4,627    3,514        1,574
                            --------  --------  -------  -------     --------
Operating loss............   (12,726)   (7,829)  (5,095)  (3,639)      (1,574)
Interest and other income.       602       132       12       15           33
Interest expense..........      (148)      (57)    (117)     (31)          --
                            --------  --------  -------  -------     --------
Net loss..................  $(12,272) $ (7,754) $(5,200) $(3,655)    $ (1,541)
                            ========  ========  =======  =======     ========
Basic and diluted net loss
 per share(2).............  $  (2.64) $(107.69) $(83.87) $(85.00)    $(102.73)
                            ========  ========  =======  =======     ========
Shares used in computing
 basic and diluted net
 loss per share(2)........     4,642        72       62       43           15
                            ========  ========  =======  =======     ========
                                                                   PERIOD FROM
                                                                     11/12/92
                                 YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                            ------------------------------------   DECEMBER 31,
                              1997      1996     1995     1994       1993(1)
                            --------  --------  -------  -------  --------------
                                             (IN THOUSANDS)
BALANCE SHEETS DATA:
Cash, cash equivalents and
 short-term investments...  $ 12,848  $    907  $ 2,993  $   713     $  1,472
Working capital (deficit).    11,609    (2,150)   2,647      571        1,318
Total assets..............    17,674     3,964    4,735    2,284        1,701
Capital lease obligation,
 noncurrent portion.......       840       722      317      308           50
Accumulated deficit.......   (30,422)  (18,150) (10,396)  (5,196)      (1,541)
Total stockholders' equity
 (net capital deficiency).    14,444   (10,368)  (2,675)   1,316        1,412

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

Date: October 26, 1998                    CARDIMA, INC.
                                          /s/ Phillip C. Radlick, Ph.D.
                                          -------------------------------------
                                          PHILLIP C. RADLICK, Ph.D.
                                          President, Chief Executive Officer
                                           and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                             TITLE                        DATE

  /s/ Phillip C. Radlick,      President, Chief Executive     October 26, 1998
           Ph.D.               Officer and Director          ------------------
---------------------------    (Principal Executive Officer)
 Phillip C. Radlick, Ph.D.

  /s/ Ronald E. Bourquin       Vice President and Chief       October 26, 1998
---------------------------    Financial Officer (Principal  ------------------
    Ronald E. Bourquin         Financial and Accounting
                               Officer)

 /s/ Michael J.F. Du Cros      Director                       October 26, 1998
---------------------------                                  ------------------
   Michael J.F. Du Cros

    /s/ Joseph S. Lacob        Director                       October 26, 1998
---------------------------                                  ------------------
      Joseph S. Lacob

    /s/ Neal Moszkowski        Director                       October 26, 1998
---------------------------                                  ------------------
      Neal Moszkowski

    /s/ Gabriel B. Vegh        Executive Vice President,      October 26, 1998
---------------------------    Chief Operating Officer and   ------------------
      Gabriel B. Vegh          Director

 /s/ Charles P. Waite, Jr.     Director                       October 26, 1998
---------------------------                                  ------------------
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
                                                             ========  =======

                                 CARDIMA, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Net sales......................................... $  1,261  $    593  $   362
Cost of goods sold................................    2,011     1,413      830
                                                   --------  --------  -------
  Gross profit....................................     (750)     (820)    (468)
Operating expenses:
  Research and development........................    5,320     3,319    2,581
  Selling, general and administrative.............    6,656     3,690    2,046
                                                   --------  --------  -------
    Total operating expenses......................   11,976     7,009    4,627
                                                   --------  --------  -------
Operating loss....................................  (12,726)   (7,829)  (5,095)
Interest and other income.........................      602       132       12
Interest expense..................................     (148)      (57)    (117)
                                                   --------  --------  -------
Net loss.......................................... $(12,272) $ (7,754) $(5,200)
                                                   ========  ========  =======
Basic and diluted net loss per share.............. $  (2.64) $(107.69) $(83.87)
                                                   ========  ========  =======
Shares used in computing basic and diluted net
 loss per share...................................    4,642        72       62
                                                   ========  ========  =======


                 See accompanying notes to financial statements

                                 CARDIMA, INC.

      STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                          ----------------------------------------------------------------------------------
                   SERIES D    SERIES E                                                                            TOTAL
                  REDEEMABLE  REDEEMABLE   SERIES A    SERIES B    SERIES C                                    STOCKHOLDERS'
                  CONVERTIBLE CONVERTIBLE CONVERTIBLE CONVERTIBLE CONVERTIBLE                                   EQUITY (NET
                   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED  COMMON    DEFERRED     DEFICIT      CAPITAL
                     STOCK       STOCK       STOCK       STOCK       STOCK     STOCK  COMPENSATION ACCUMULATED  DEFICIENCY)
                  ----------- ----------- ----------- ----------- ----------- ------- ------------ ----------- -------------
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

REVENUE RECOGNITION

  Revenues are recognized when products are shipped. To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. No one distributor or direct customer accounted for more than 10% of the Company's net sales and export sales represented 31% of net sales for the year ended December 31, 1997. Of the export sales in 1997, 32% were to Japan, 58% were to Europe and 10% were to the rest of the world. One distributor accounted for approximately 45% and two distributors each accounted for 31% of the Company's net sales during the years ended December 31, 1995 and December 31, 1996, respectively. All of the Company's sales from inception to December 31, 1996 were export sales. Provisions for doubtful accounts were $119,000 and $11,000 for the years end December 31, 1997 and 1996, respectively. When necessary, estimated provisions for product returns are recorded.

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

  Pro forma basic and diluted net loss per share information is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 (IN THOUSANDS EXCEPT FOR PER
                                                          SHARE DATA)
                                                 ------------------------------
                                                      1997            1996
                                                 --------------  --------------
   Shares used in computing basic and diluted
    net loss per share.........................           4,642              72
                                                 --------------  --------------
   Adjusted to reflect assumed conversion of
    preferred stock from the date of issuance
    through the initial public offering in June
    1997.......................................           1,454           3,312
                                                 --------------  --------------
   Shares used in computing pro forma basic and
    diluted loss per share.....................           6,096           3,384
                                                 ==============  ==============
   Pro forma basic and diluted net loss per
    share......................................  $        (2.01) $        (2.29)
                                                 ==============  ==============

                                 CARDIMA, INC.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities and are classified as available-for-sale as of the balance sheet date. The aggregate purchases and sales of available for sale securities amounted to $33.8 million and $6.4 million, respectively, in fiscal year 1997. There were no realized gains or losses experienced in each of the years ended December 31, 1997, 1996 and 1995. These securities are recorded at fair value, which approximates amortized cost. The fair value of investments is based on quoted market prices at December 31, 1997. All available-for-sale investments generally mature in one year or less. The fair value of these securities approximated the amortized cost at December 31, 1997. In 1996, all amounts consisted of cash. There were no short-term investments.

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
                                                                    ------ -----
                                                                     $ 532 $ 377
                                                                    ====== =====

                                 CARDIMA, INC.

PROPERTY AND EQUIPMENT

  Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements.

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

  The Company examines the carrying value of its long-lived assets to determine whether there are any impairment losses. If indicators of impairment were present in long-lived assets used in operations and future cash flows were not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expenses in the period identified. No event has been identified that would impair the value of long-lived assets recorded in the accompanying financial statements.

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

  The Company examines the carrying value of its long-lived intangible assets to determine whether there are any impairment losses. If indicators of impairment were present in long-lived intangible assets used in operations

                                 CARDIMA, INC.

and future cash flows were not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expenses in the period identified. No event has been identified that would impair the value of long-lived intangible assets recorded in the accompanying financial statements.

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

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131") which changes the way public companies report information about operating segments. SFAS 131, which is based on the management approach to segment reporting, established requirements to report selected segment information quarterly and to report entity wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. SFAS 131 is effective January 1, 1998 and additional disclosures will be required as the Company expands its international operations. The Company does not expect SFAS 131 to have a material impact on the Company's results of operations, cash flows or financial position.

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

                                 CARDIMA, INC.

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

                                 CARDIMA, INC.

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

                                 CARDIMA, INC.

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

                                 CARDIMA, INC.

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

                                 CARDIMA, INC.

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

  In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target and negotiating a distribution agreement. Cardima also agreed that it would not sell products utilizing Target's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target and offering Target the right of first refusal with respect to the terms of the distribution or if selling directly to the consumer, paying to Target an amount equal to 40% of the gross profit for such product. In exchange for the license, the Company initially issued

                                 CARDIMA, INC.

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

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