Form 10-Q/A
period 1998-03-31
CARDIMA INC
filed 1998-10-26
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q/A

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

SIGNATURES.................................................................................... 9



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

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                             --------- ---------
                                                               1998      1997
                                                             --------- ---------
Net sales                                                     $    501    $  217
Cost of goods sold                                                 748       374
                                                              --------  --------

   Gross profit                                                   (247)     (157)

Operating expenses:
   Research and development                                      1,663       810
   Selling, general and administrative                           2,047     1,330
                                                              --------  --------

      Total operating expenses                                   3,710     2,140
                                                              --------  --------

Operating loss                                                  (3,957)   (2,297)

Interest and other income                                          144        25
Interest expense                                                   (36)      (53)
                                                              --------  --------

Net loss                                                      $ (3,849) $ (2,325)
                                                              ========  ========

Basic and diluted net loss per share                          $  (0.47) $ (31.00)
                                                              ========  ========

Shares used in computing basic and diluted net loss per share    8,137        75
                                                              ========  ========

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
                                                                   =================      =================

Pro forma net loss per share for 1998 and 1997 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering in June 1997 (using the "if converted" method) from the original date of issuance.

Pro forma basic and diluted net loss per share information is as follows (in thousands except for per share data):

                                                                                    Three Months Ended
                                                                                      March 31, 1997
                                                                                    ------------------
Net loss.......................................................................           $2,325
                                                                                    ==================
Shares used in computing basic and diluted net loss per share..................               75
Adjusted to reflect assumed conversion of preferred stock from the date of
 issuance......................................................................            3,370
                                                                                    ------------------
Shares used in computing pro forma basic and diluted loss per share............            3,445
                                                                                    ==================
Pro forma basic and diluted net loss per share.................................           $(0.67)
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