Form 10-Q/A
period 1998-06-30
CARDIMA INC
filed 1998-10-26
CIK 1022570

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

 ITEM 1.  FINANCIAL STATEMENTS.................................................3
  Balance Sheets as of June 30, 1998 and December 31, 1997.....................3
  Statements of Operations for the three and six months ended
    June 30, 1998 and 1997.....................................................4
  Statements of Cash Flows for the three and six months ended
    June 30, 1998 and 1997.....................................................5
  Notes to financial statements................................................6

SIGNATURES.....................................................................9

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

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three months ended  Six months ended
                                                                   June 30,           June 30,
                                                             -------------------  -----------------
                                                               1998      1997      1998       1997
                                                             -------    -------   -------   -------

Net sales                                                    $   625    $   319   $ 1,126   $   536
Cost of goods sold                                               595        457     1,343       831
                                                             -------    -------   -------   -------
   Gross profit                                                   30       (138)     (217)     (295)

Operating expenses:
   Research and development                                    1,908      1,059     3,571     1,869
   Selling, general and administrative                         1,980      1,646     4,027     2,976
                                                             -------    -------   -------   -------
      Total operating expenses                                 3,888      2,705     7,598     4,845
                                                             -------    -------   -------   -------
Operating loss                                                (3,858)    (2,843)   (7,815)   (5,140)

Interest  and other income                                       110        110       254       135
Interest expense                                                 (40)       (28)      (76)      (81)
                                                             -------    -------   -------   -------

Net loss                                                     $(3,788)   $(2,761)  $(7,637)  $(5,086)
                                                             =======    =======   =======   =======

Basic and diluted net loss per share                         $ (0.46)   $ (1.21)  $ (0.94)  $ (4.32)
                                                             =======    =======   =======   =======
Shares used in computing basic and diluted net loss per
 share                                                         8,186      2,280     8,160     1,178
                                                             =======    =======   =======   =======

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

Pro forma basic and diluted net loss per share information for the three and six month periods ended June 30, 1997 is as follows (in thousands except for per share data):

                                                            Three Months Ended            Six Months Ended
                                                               June 30, 1997                June 30, 1997
                                                          ----------------------       ----------------------
Net loss................................................         $(2,761)                     $(5,086)
                                                                 =======                      =======
Shares used in computing basic and diluted net loss per
 share..................................................           2,280                        1,178
Adjusted to reflect assumed conversion of preferred
 stock from the date of issuance through June 1997......           4,153                        3,761
                                                                 -------                      -------
Shares used in computing pro forma basic and diluted
 loss per share.........................................           6,433                        4,939
                                                                 =======                      =======
Pro forma basic and diluted net loss per share..........         $ (0.43)                     $ (1.03)
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