Form 10-Q
period 1998-09-30
CARDIMA INC
filed 1998-11-12
CIK 1022570

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the quarterly period ended September 30, 1998

                                     or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from _______________ to ________________.

                       COMMISSION FILE NUMBER: 0-22419
                                               -------

                                CARDIMA, INC.

           (Exact name of registrant as specified in its charter)


           DELAWARE                                            94-3177883
----------------------------------                     -------------------------
(State or Other Jurisdiction                               (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)


47266 BENICIA STREET, FREMONT, CA                               94538-7330
(Address of  Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.   X  Yes      No
                                   -----    -----

As of October 31, 1998, there were 8,350,322 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION...................................................................... 3

 Item 1.  Financial Statements...................................................................... 3
   Balance Sheets as of September 30, 1998 and December 31, 1997.................................... 3
   Statements of Operations for the three and nine months ended September 30, 1998 and 1997......... 4
   Statements of Cash Flows for the nine months ended September 30, 1998 and 1997................... 5
   Notes to financial statements.................................................................... 6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................................... 9

PART II. OTHER INFORMATION..........................................................................25

 Item 1.  Legal Proceedings.........................................................................25
 Item 2.  Changes in Securities and Use of Proceeds.................................................25
 Item 3.  Defaults Upon Senior Securities...........................................................25
 Item 4.  Submission of Matters to a Vote of Security Holders.......................................25
 Item 5.  Other Information.........................................................................25
 Item 6.  Exhibits and Reports on Form 8-K..........................................................25

SIGNATURES..........................................................................................26

INDEX TO EXHIBITS FOR FORM 10-Q.....................................................................27

 EXHIBIT 27.1.......................................................................................28

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 CARDIMA, INC.

                                BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                   September 30,          December 31,
                                                                                        1998                  1997
                                                                                  -------------------   -------------------
ASSETS                                                                              (unaudited)               (1)
Current Assets:
       Cash and cash equivalents                                                    $        4,440        $        8,578
       Short-term investments                                                                    -                 4,270
       Accounts receivable, net of allowances for doubtful accounts
             of $33 at September 30, 1998 and $40 at December 31, 1997                         394                   268
       Inventories                                                                           1,828                   532
       Other current assets                                                                    372                   261
                                                                                  -------------------   -------------------
             Total current assets                                                            7,034                13,909

Property and equipment, net                                                                  3,142                 2,488
Restricted cash                                                                                105                   192
Other assets                                                                                   535                 1,085
                                                                                  -------------------   -------------------
Total assets                                                                        $       10,816        $       17,674
                                                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                             $        1,540        $          898
       Accrued compensation                                                                  1,000                   753
       Other current liabilities                                                                13                    55
       Notes payable                                                                             -                     7
       Capital lease obligation - current portion                                              864                   587
       Line of credit obligation - current portion                                             563                     -
                                                                                  -------------------   -------------------
             Total current liabilities                                                       3,980                 2,300

Deferred rent                                                                                   54                    90
Capital lease obligation - noncurrent portion                                                1,106                   840
Line of credit obligation - noncurrent portion                                               2,437                     -
Stockholders' equity
   Common stock, $.001 par value; 25,000,000 shares authorized,
       8,317,086 shares issued and outstanding at September 30,
       1998, 8,103,875 at December 31, 1997; at amount paid in                              45,861                45,597
       Deferred compensation                                                                  (541)                 (731)
       Accumulated deficit                                                                 (42,081)              (30,422)
                                                                                  -------------------   -------------------
             Total stockholders' equity                                                      3,239                14,444
                                                                                  -------------------   -------------------
Total liabilities and stockholders' equity                                          $       10,816        $       17,674
                                                                                  ===================   ===================

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1997. See accompanying notes to financial statements.

                                  CARDIMA, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                         September 30,
                                                             ---------------------------------     ---------------------------------

                                                                 1998               1997               1998               1997
                                                             --------------     --------------     --------------     --------------

Net sales                                                     $       643        $       314        $     1,769        $       850
Cost of goods sold                                                    586                501              1,929              1,332
                                                             --------------     --------------     --------------     --------------


       Gross profit                                                    57               (187)              (160)              (482)

Operating expenses:
       Research and development                                     1,874              1,760              5,445              3,629
       Selling, general and administrative                          2,155              1,708              6,182              4,684
                                                             --------------     --------------     --------------     --------------


             Total operating expenses                               4,029              3,468             11,627              8,313
                                                             --------------     --------------     --------------     --------------


Operating loss                                                     (3,972)            (3,655)           (11,787)            (8,795)

Interest  and other income                                             30                265                284                400
Interest expense                                                      (80)               (33)              (156)              (114)
                                                             --------------     --------------     --------------     --------------


Net loss                                                      $    (4,022)       $    (3,423)       $   (11,659)       $    (8,509)
                                                             ==============     ==============     ==============     ==============


Basic and diluted net loss per share                          $     (0.49)       $     (0.42)       $     (1.42)       $     (2.44)
                                                             ==============     ==============     ==============     ==============


Shares used in computing basic and diluted net loss per
 share                                                              8,286              8,099              8,204              3,485
                                                             ==============     ==============     ==============     ==============


                 See accompanying notes to financial statements

                                 CARDIMA, INC.

                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                     Nine Months ended
                                                                                                        September 30,
                                                                                            ---------------------------------
                                                                                                 1998                1997
                                                                                            -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                  ($11,659)            ($8,509)

     Adjustments to reconcile net loss to net cash provided by operations:
          Depreciation and amortization                                                             647                 277
          Amortization of deferred compensation                                                     190                 101
          Loss on disposal of assets                                                                 12                   -
     Changes in operating assets and liabilities:
          Accounts receivable                                                                      (126)                (93)
          Inventories                                                                            (1,296)               (209)
          Other current assets                                                                     (111)                (70)
          Restricted cash                                                                            87                  20
          Notes receivable                                                                          (15)                  -
          Other assets                                                                              (91)                475
          Accounts payable                                                                          642                (525)
          Accrued compensation                                                                      247                  60
          Other current liabilities                                                                 (42)                 41
          Deferred rent                                                                             (36)                (25)
                                                                                            -------------        ------------
              Net cash used in operating activities                                             (11,551)             (8,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                           (517)                  -
     Maturities and sales of short-term investments                                               4,786                   -
     Capital expenditures                                                                          (192)               (717)
                                                                                            -------------        ------------
          Net cash used in investing activities                                                   4,077                (717)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                                       (525)               (210)
     Net proceeds from issuance of preferred stock                                                    -              13,442
     Payments under notes payable                                                                    (7)             (1,674)
     Proceeds from borrowings under line of credit                                                3,000                   -
     Net proceeds from sale of common stock                                                         265              13,765
     Proceeds from sale/leaseback of capital equipment                                              603                   -
                                                                                            -------------        ------------
          Net cash provided by financing activities                                               3,336              25,323
                                                                                            -------------        ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                             (4,138)             16,149

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    8,578                 907
                                                                                            -------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $4,440             $17,056
                                                                                            =============        ============


                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)

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

The operating results for the three-month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company has sustained continuing operating losses and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of equity investments, revenue and other financing facilities. Management believes that it will be able to obtain additional funds through either public or private equity or debt financings, collaborative and other arrangements with corporate partners or from other sources. If adequate funds are not available, the Company may be required to reduce its level of spending, including eliminating one or more of its research and development programs.

                                  (Unaudited)

2.   BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):


                                                     September 30,                 December 31,
                                                          1998                        1997/1/
                                                 -------------------          -------------------
Inventories:
       Raw materials                                   $   331                      $   209
       Work-in-process                                     287                          119
       Finished goods                                    1,210                          204
                                                 -------------------          -------------------
                                                       $ 1,828                      $   532
                                                 ===================          ===================

Property and equipment:
       Equipment                                         4,944                        3,715
       Leasehold improvements                               99                           99
                                                 -------------------          -------------------
                                                       $ 5,043                      $ 3,814
       Less accumulated depreciation                    (1,901)                      (1,326)
                                                 -------------------          -------------------
                                                       $ 3,142                      $ 2,488
                                                 ===================          ===================


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



------------------------
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1997.

                                  (Unaudited)

The following table sets forth the computation of basic and diluted loss per share (in thousands except for per share data):

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                     1998                 1997                 1998                 1997
                                              ----------------     ----------------     ----------------     ----------------

Net loss                                          $(4,022)             $(3,423)            $(11,659)             $(8,509)
                                              ================     ================     ================     ================
   Weighted average shares outstanding....          8,286                8,099                8,204                3,485
                                              ----------------     ----------------     ----------------     ----------------

Shares used to compute basic and diluted
 net loss per share.......................          8,286                8,099                8,204                3,485
                                              ================     ================     ================     ================
Basic and diluted net loss per share......        $ (0.49)             $ (0.42)            $  (1.42)             $ (2.44)
                                              ================     ================     ================     ================

Pro forma net loss per share for the nine months ended September 30, 1997 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering in June 1997 (using the "if converted" method) from the original date of issuance.

Pro forma basic and diluted net loss per share information for the nine month period ended September 30, 1997 is as follows (in thousands except for per share data):

                                                                 Nine Months Ended
                                                                September 30, 1997
                                                            ------------------------
Net loss...................................................         $  (8,509)
                                                            ========================
Shares used in computing basic and diluted net loss per
    share..................................................             3,485
Adjusted to reflect assumed conversion of preferred
    stock from the date of issuance through June 1997......             2,508
                                                            ------------------------
Shares used in computing pro forma basic and diluted
    loss per share.........................................             5,993
                                                            ========================
Pro forma basic and diluted net loss per share.............         $   (1.42)
                                                            ========================

4.   LINE OF CREDIT

In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of September 30, 1998, the Company has drawn the entire $3.0 million of this line of credit. The payment of the line of credit is interest only for the first six months, interest and principal for months seven through thirty-six and a balloon payment (remaining principal balance) at the end of the term.

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


OVERVIEW

The Company

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $4.1 million from
inception to September 30, 1998.   Until January 1997, these revenues were
primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing Ventricular Tachycardia (VT) and the Revelation(TM) microcatheter system for diagnosing Atrial Fibrillation (AF), as well as ancillary products such as the Venaport guiding catheters. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals.

The Company has obtained the right to affix the CE mark to its Cardima Pathfinder and Tracer microcatheter systems for mapping and its Revelation microcatheter system for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the European Union ("EU"). The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF in November 1997, for the Vueport balloon guiding catheter in July 1998, and the Cardima Pathfinder Mini microcatheter for mapping VT in July 1998. The Company is seeking 510(k) clearance for its Tracer mapping catheter and its Naviport deflectable tip guiding catheter. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED 1998 AND 1997

Net Sales

Net sales for the quarter ended September 30, 1998 increased 105% to $643,000 from $314,000 in the same period in 1997. Net sales for the nine month period ended September 30, 1998 increased 108% to $1,769,000 from $850,000 in the same period in 1997. Each of these increases is primarily due to U.S. sales of the Cardima Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF, respectively, following FDA clearance in January 1997 and November 1997, respectively. U.S. sales for the quarter ended September 30, 1998 increased 78% to $449,000 from $252,000 in the same period in 1997. U.S. sales for the nine month period ended September 30, 1998 increased 130% to $1,279,000 from $557,000 in the same period in 1997.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 1998 increased 17% to $586,000 from $501,000 in the same period in 1997. Cost of goods sold for the nine month period ended September 30, 1998 increased 45% to $1,929,000 from $1,332,000 in the same period in 1997. The increase is due primarily to the increase in sales volume and associated manufacturing staff additions.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 1998 increased 6% to $1,874,000 from $1,760,000 in the same period in 1997. Research and development expenses for the nine month period ended September 30, 1998 increased 50% to $5,445,000 from $3,629,000 in the same period in 1997. The increase is due primarily to staff additions and associated expenses in research and development and clinical and regulatory areas incurred as the Company increased human resources to meet development program goals and increased expenses for clinical trials in both Europe and the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 1998 increased 26% to $2,155,000 from $1,708,000 in the same period in 1997. Selling, general and administrative expenses for the nine month period ended September 30, 1998 increased 32% to $6,182,000 from $4,684,000 in the same period in 1997. Selling expenses for the quarter ended September 30, 1998 increased 41% to $910,000 from $647,000 in the same period in 1997. Selling expenses for the nine month period ended September 30, 1998 increased 59% to $2,703,000 from $1,704,000 in the same period in 1997. The increase is due primarily to costs associated with the expansion of the Company's U.S. sales force, the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of participating physicians by sales and clinical specialists.

General and administrative expenses for the quarter ended September 30, 1998 increased one percent to $708,000 from $698,000 in the same period in 1997. General and administrative expenses for the nine month period ended September 30, 1998 increased 11% to $1,995,000 from $1,792,000 in the same period in 1997.
The increase for the nine month period ended September 30, 1998 is due primarily to expenses related to the requirements of a public company. Marketing expenses for the quarter ended September 30, 1998 increased 48% to $537,000 from $363,000 in the same period in 1997. Marketing expenses for the nine month period ended September 30, 1998 increased 25% to $1,484,000 from $1,188,000 in the same period in 1997. The increase is due primarily to expenses related to the development of marketing materials and programs to address new product introductions.

Interest and Other Income

Interest and other income for the quarter ended September 30, 1998 decreased to $30,000 from $265,000 as in the same period in 1997. Interest and other income for the nine month period ended September 30, 1998 decreased to $284,000 from $400,000 in the same period in 1997. The decrease for the nine month period ended September 30, 1998 is due primarily to lower cash and cash equivalent balances.

Interest Expense

Interest expense for the quarter ended September 30, 1998 increased to $80,000 from $33,000 in the same period in 1997. Interest expense for the nine month period ended September 30, 1998 increased to $156,000 from $114,000 in the same period in 1997. The increase is due primarily to higher borrowing levels for purchases of capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which have yielded net proceeds of $32.1 million as of September 30, 1998, together with interest income on such proceeds, an initial public offering of Common Stock in June 1997, which yielded net proceeds of approximately $13.6 million, equipment leases, which have totaled $3.2 million for the acquisition of certain capital equipment and a line of credit, which has provided $3.0 million for working capital. As of September 30, 1998, the Company had approximately $4.4 million in cash and cash equivalents. The Company will require additional capital that may not be available on terms acceptable to the Company, or at all. Such additional capital, if available, may be raised through public or private financings, collaborative relationships or other arrangements. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

Net cash used in operating activities was approximately $11.6 million and $8.5 million for the nine months ended September 30, 1998 and 1997, respectively, resulting primarily from operating losses incurred during such periods. Net cash provided by investing activities was approximately $4.1 million for the nine months ended September 30, 1998, which was attributable primarily to maturities and sales of short-term investments. Net cash used was approximately $717,000 for the nine months ended September 30, 1997, which was attributable primarily to capital expenditures. Net cash provided by financing activities was approximately $3.3 million and $25.3 million for the nine months ended September 30, 1998 and 1997, respectively, resulting primarily from the Company's financing equipment through its established lease line, borrowings under its line of credit, the Company's sale of equity securities in private placement transactions and the Company's initial public offering in June 1997.

In February 1998, the Company entered into an equipment lease that permits the Company up to $1.5 million of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of September 30, 1998, $0.5 million of borrowing capacity remained available to the Company under the equipment lease line and the Company has drawn the entire $3.0 million line of credit. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, sales and marketing activities, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cashand lease lines will be sufficient to meet the Company's operating expenses and capital requirements through the balance of 1998. The Company will require additional capital that may not be available on terms acceptable to the Company, or at all. The Company is evaluating sources of capital and has engaged an investment banking firm to assist it in these efforts. Such additional capital, if available, may be raised through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

History of Losses and Expectation of Substantial Future Losses

Since inception, the Company has experienced losses and expects to experience substantial net losses for the foreseeable future. To date, sales of the Company's microcatheter systems have been limited. The Company had net losses of approximately $12.3 million and $7.8 million for the Company's fiscal years ended 1997 and 1996, respectively, and $11.7 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of approximately $42.1 million. The Company expects to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as the Company further develops, seeks regulatory approvals, tests and distributes its microcatheter systems. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability. Failure by the Company to generate substantial revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

Future Additional Capital Requirements; No Assurance Future Capital Will be Available

The Company's future liquidity and capital requirements will depend on numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the costs and timing of expansion of product development, manufacturing and sales and marketing activities; the extent to which the Company's products gain market acceptance; competitive developments; and other factors. In February 1998, the Company entered into an equipment lease agreement that permits the Company to finance up to $1.5 million of office and manufacturing equipment, software and custom built equipment. In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of September 30, 1998, $0.5 million of borrowing capacity remained available under the equipment lease and the Company has drawn the entire $3.0 million line of credit. The Company believes that available cash and lease lines will be sufficient to meet the Company's operating expenses and capital requirements through the balance of 1998. The Company will require additional capital that may not be available on terms acceptable to the Company, or at all. The Company is evaluating sources of capital and has engaged an investment banking firm to assist it in these efforts. In addition, if unforeseen difficulties arise in the course of developing its products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of the Company's business, the Company may be required to invest greater-than-anticipated funds. As a consequence, the Company will be required to raise additional capital through public or private debt or equity financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

The Company is in the early stage of developing, testing and obtaining regulatory approval for its microcatheter systems designed for ablation of AF and VT. The Company is currently developing the Revelation Tx microcatheter system for ablation of AF and the Therastream microcatheter system for ablation of VT. The Company is required to obtain an IDE from the FDA prior to conducting human clinical trials of its microcatheter systems for ablation. The Company filed an IDE for clinical testing of the Revelation microcatheter system for the mapping and ablation of AF in January 1997. The Company completed the mapping phase of this feasibility study in August 1997 and began treating the first patient in the ablation phase with the Revelation Tx microcatheter system in March 1998. The Company has completed a 10 patient AF ablation feasibility study and is preparing to submit to the FDA a supplement to its IDE requesting expansion of the study in October 1998. The Company currently expects to file an IDE to begin clinical testing of its Therastream microcatheter system for VT ablation in 1998. The Company must complete these clinical trials and a pivotal trial, if initiated, prior to the filing of a PMA, and must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of the Company's microcatheter systems will require substantial financial and management resources of the Company and the completion of such trials will take several years. There can be no assurance that necessary IDEs will be granted by the FDA, that human clinical trials, if initiated, will be completed or that these clinical studies will validate the results of the Company's pre-clinical studies or demonstrate that such products are safe and effective. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. The failure of the Company to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of the Company's microcatheter systems for the ablation of AF or VT would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company will be required to seek PMA approval for its ablation products, including the Revelation Tx and the Therastream microcatheters for ablation. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. In order to prepare a PMA application, the Company will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. The Company submitted an IDE for the Revelation microcatheter system for mapping and ablation of AF in January 1997, and completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, the Company received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. The Company has completed a 10 patient AF ablation feasibility study and is preparing to submit to the FDA a supplement to its IDE requesting expansion of the study in November 1998. The Company expects to file an additional IDE and begin its clinical trials for the Therastream microcatheter system in the fourth quarter of 1998. There can be no assurance that any clinical study that the Company proposes will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports additional clinical investigations of the type necessary to obtain PMA approval. The Company expects that a PMA application will not be submitted for at least one year, if at all. No assurance can be given that the Company will ever be able to obtain PMA approval for any of its ablation products. Failure of the Company to obtain timely PMA approval would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. The Company has obtained the requisite approvals by means of the CE mark and TGA approval to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer for mapping in the European Union ("EU") and Australia, respectively, to sell the Cardima Pathfinder, Cardima Pathfinder Mini, Revelation and Tracer in Japan and to sell the Cardima Pathfinder, Tracer, Vueport and Naviport in Canada. The Company also received CE mark approval on August 4, 1998 to sell the Revelation microcatheter for treatment of AF in the EU. The Company intends to submit data in support of additional CE mark applications. There can be no assurance the Company will be successful in obtaining the CE mark for these products. Failure to receive approval to affix the CE mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. In such event, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

The Company has utilized only internal resources to test and replace software for Year 2000 modifications. All of the replacement software were upgrades being purchased for other reasons. Therefore the Company has not incurred any additional costs in researching and resolving any Year 2000 issues.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

Year 2000 Disclosure Chart
                               RESOLUTION PHASES

------------------------------------------------------------------------------------------------------------------------------------

                                ASSESSMENT                 REMEDIATION               TESTING                IMPLEMENTATION
------------------------------------------------------------------------------------------------------------------------------------

Information Technology          100 % Complete             100% Complete             100% Complete          100% Complete

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


Operating Equipment with
 Embedded Chips or Software     100% Complete              100% Complete             100% Complete          100% Complete

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


Products                        Not Applicable             Not Applicable            Not Applicable         Not Applicable

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

3rd Party
                                100% Complete for          100% Complete for         100% Complete for      100% Complete for
                                system interface; 40%      system interface          system interface       system interface
                                Complete for all other
                                material exposures.

                                Expected completion date
                                for surveying all third
                                parties, March 1999
------------------------------------------------------------------------------------------------------------------------------------


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

          From the effective date of the Registration Statement to September 30, 1998, the Company incurred approximately $1,114,750 in underwriting discounts and commissions and approximately $2,285,609 of expenses paid to or for the underwriters and other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $13,639,391.

          From the effective date of the Registration Statement to September 30, 1998, the Company has used $12,117,702 to fund ongoing operations.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   November 12, 1998               CARDIMA, INC.


                                         /s/   Phillip C. Radlick, Ph.D.
                                       ----------------------------------------
                                        PHILLIP C. RADLICK, Ph.D.
                                        President, Chief Executive Officer and
                                        Director



                                         /s/   Ronald E. Bourquin
                                       ----------------------------------------
                                        RONALD E. BOURQUIN
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------


   27.1         Financial Data Schedule