Form 10-K405
period 1998-12-31
CARDIMA INC
filed 1999-03-19
CIK 1022570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR
         ENDED DECEMBER 31, 1998 OR

      [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934. FOR THE
         TRANSITION PERIOD FROM            TO           .

                        COMMISSION FILE NUMBER: 0-22419

                               ----------------

                                 CARDIMA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-3177883
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      47266 BENICIA STREET, FREMONT, CA                          94538-7330
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 354-0300

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         Common Stock, $.001 par value

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,830,437 based on the last reported sales price of the Common Stock on the Nasdaq National Market on March 10, 1999.

  As of March 10, 1999, there were 16,238,021 shares of Registrant's Common Stock outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held June 23, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CARDIMA, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
 PART I..................................................................    3

        ITEM 1.  BUSINESS...............................................     3
        ITEM 2.  PROPERTIES.............................................    24
        ITEM 3.  LEGAL PROCEEDINGS......................................    24
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    24

 PART II.................................................................   25

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................    25
        ITEM 6.  SELECTED FINANCIAL DATA................................    26
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................    27
        ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK...................................................    34
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    34
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................    34

 PART III................................................................   35

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    35
        ITEM 11. EXECUTIVE COMPENSATION.................................    36
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.............................................    36
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    36

 PART IV.................................................................   37

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K...............................................    37

 SIGNATURES..............................................................   39

                                    PART I

ITEM 1. BUSINESS

Overview

  Cardima, Inc., (the "Company" or "Cardima"), designs, develops, manufactures and markets minimally invasive, single-use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation ("AF") and ventricular tachycardia ("VT"). Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can potentially be fatal. The Company is developing microcatheter systems designed to provide enhanced access to arrhythmia causing tissue, to diagnose the arrhythmia by locating its origin ("mapping") and to restore normal heart rhythms by isolating and destroying the arrhythmia causing sites ("ablation") using radiofrequency ("RF") energy. The Company's microcatheters incorporate multiple electrodes at the distal end of the catheter that are designed to record electrical signals for mapping purposes and, with some products, to emit RF energy for ablation; thereby allowing physicians to both map and ablate using the same catheter. Cardima's microcatheters are designed with variable stiffness and a highly flexible distal tip to allow enhanced access to the vasculature of the heart. In addition, they are designed to be compatible with existing signal display systems and RF generators, eliminating the need for significant new investment in capital equipment. The Company's microcatheter technology was originally conceived at Advanced Cardiovascular Systems, Inc. ("ACS," now a division of Guidant Corporation), from 1979 to 1982. Target Therapeutics, Inc. ("Target," now a division of Boston Scientific Corporation ("Boston Scientific")) purchased this technology in 1985 from ACS for use in neurological applications. In 1993, Target granted Cardima an exclusive, royalty-free license to use the microcatheter technology in the treatment of electrophysiological diseases affecting areas other than the central nervous system.

  The Company's Cardima Pathfinder(TM) microcatheter system received 510(k) clearance from the United States Food and Drug Administration ("FDA") for use in mapping VT, and in November 1997 the Revelation(TM) microcatheter system received 510(k) clearance from the FDA for use in mapping AF. These products are currently being marketed for these applications in the United States, Europe, Japan, Australia and Canada. The Company has started patient enrollment of an expanded feasibility study in the United States for the treatment of AF. The Company intends to further expand this study into a pivotal study and use this data as the basis for the Premarket approval application ("PMA") submission with the FDA. The Company received CE Mark to treat AF in the European Union for the Revelation and Revelation Tx microcatheters. The Company is currently pursuing approval of an Investigational Device Exemption ("IDE") in the United States to begin clinical testing of the Therastream microcatheter system for VT ablation in the second half of 1999.

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

  The heart's pumping action is controlled by an electrical conduction system comprised of a specialized network of cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and organized way. These specialized conduction cells are placed throughout the walls of the chambers, from just underneath the inner, or endocardial, surface of the heart to the outer, or epicardial, surface. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heart beat that starts in the right atrium, which contains a specialized group of cells called the Sino-Atrial ("SA") node.

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

  AF is routinely diagnosed using an electrocardiogram, in which electrodes are placed on the skin to record the irregular beating of the heart. However, electrocardiograms are unable to locate the origin, or focus, of the AF. Another diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus of the arrhythmia. Since AF is an arrhythmia that typically affects both the right and left atria at the same time, the Company believes that optimal mapping of AF requires the simultaneous evaluation of electrophysiological information from both atria. The Company believes electrophysiologists do not routinely map all forms of AF because currently available catheters are inadequate to map either the entire right or left atrium, or both simultaneously.

  Current AF treatments are directed at trying to reestablish a normal heartbeat and prevent stroke, and are primarily supportive and palliative. Antiarrhythmic and anticoagulant drugs, the most common treatment for AF, are typically used to attempt to control AF by restoring the heart's natural rhythm and limiting the natural clotting mechanism of the blood. However, antiarrhythmic drug therapy often becomes less effective over time, with approximately half of the patients eventually developing resistance. In addition, antiarrhythmic drugs can have severe side effects, including pulmonary fibrosis and impaired liver function. Another palliative procedure for AF is external cardioversion, or the application of strong electrical current under general anesthesia. This treatment is usually effective for a limited period of time as well. Implantable atrial defibrillators are being investigated to detect the onset of AF internally and then deliver an electrical shock to convert the heart back to normal rhythm. Although the preliminary results of clinical studies indicate that this approach may be feasible, AF is not cured with this approach. There are significant problems including pain tolerance, reversion to AF and creation of VT as a result of the electrical shock. Purposeful destruction of the AV node followed by implantation of a pacemaker is typically a treatment of last resort for AF patients, but does not cure or treat the AF itself. The patient also is dependent on the pacemaker for life. Since atrial function remains poor following the procedure, chronic anticoagulant therapy is generally required.

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

  Similar to AF, current treatments for VT are primarily supportive and palliative. Antiarrhythmic drugs are the most common treatment, although these drugs have been shown to have a number of unwanted side effects, and in some circumstances may actually induce VT. The Multicenter Automatic Defibrillator Implantation Trial ("MADIT") has demonstrated that the implantable cardiac defibrillator is a more effective treatment for VT than antiarrhythmic drugs, but it also is a palliative treatment and is associated with a number of undesirable characteristics, such as patient reliance on an implantable device with a limited battery life, the high cost of the implantation procedure and the risks associated with implanting foreign objects. In addition, the implantable cardioverter is only palliative and does not cure the VT or destroy the arrhythmia causing tissue.

  Similar to the treatment of AF, electrophysiologists are also experimenting with less invasive, catheter-based ablation procedures for the treatment of VT. However, catheter size limitations and shortcomings of existing endocardial catheter technology for ablation have limited the use of catheter technology to treat VT.

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

The Cardima Microcatheter System Solution

  The primary clinical goal in the diagnosis and treatment of AF and VT is precise mapping and effective, less destructive ablation. To achieve this, the electrophysiologist must be able to access areas of the heart that are currently inaccessible, using techniques that are easy to perform and that do not increase the trauma to the patient. The Company is working to achieve this goal by designing microcatheter systems which provide enhanced access to the arrhythmia causing tissue, by mapping the location of the arrhythmia and then ablating the arrhythmia causing tissue using RF energy to cure the patient, all in one procedure using the same catheter. The Company's microcatheter systems are designed to offer the following advantages:

  . Minimally invasive approach. The Cardima microcatheter systems are designed to provide better access in a minimally invasive procedure to treat both AF and VT. This increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

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

  . Curative treatment for AF. The Cardima Revelation and Revelation Tx microcatheter systems are designed to treat AF by creating long, thin, continuous, linear, transmural lesions in both the right and left atria to isolate and contain the arrhythmia causing tissue, thereby restoring normal electrical function by controlling and reorganizing the random, chaotic electrical activity that characterizes AF.

     In animal studies, the Company's microcatheter systems have required less RF energy and created significantly thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. The Company believes these thinner lesions will result in a significant improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. The Company believes this approach has the potential to offer the effectiveness of the open heart surgical cure for AF, but with significantly less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

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

  . Compatible with existing capital equipment. The Company's microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and RF generators, in order to eliminate the need for significant new investment in additional capital equipment. By facilitating the rapid and precise location of the arrhythmia causing tissues with a system that is compatible with standard laboratory equipment, the Company believes its products will be rapidly adopted by electrophysiologists.

  . Reduced procedure and radiation exposure times. The Company believes that its microcatheter systems will reduce procedure times and thereby decrease cumulative x-ray exposure to both patients and lab personnel. Standard electrophysiology procedures, in many cases, expose both the patient and the lab personnel to over one hour of accumulated x-ray time during fluoroscopy, which is used to visualize the placement of the catheters. The Company believes that the total procedure and fluoroscopy time associated with the use of its microcatheter systems are less due to shorter procedure times than those using standard electrophysiology catheters, thereby reducing procedure costs and the risk of disease resulting from extended exposure to x-ray fluoroscopy.

Strategy

  Cardima's objective is to establish its microcatheter systems as the standard of electrophysiological care for mapping and ablating AF and VT. To achieve its objective, the Company is pursuing the following strategies:

  Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. Cardima is developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. Cardima is focused on both endocardial access for AF and intravascular access for VT, and provides a microcatheter systems approach to addressing AF and VT. Cardima is designing systems which incorporate variable stiffness technology originally developed at Target, including guiding catheters, fixed-wire and over-the-wire systems, in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. By using microcatheters that can map as well as ablate, the Company believes the electrophysiologist need only access the arrhythmia causing tissue once in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

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

  Accelerate acceptance and adoption of the Company's microcatheter systems by leading electrophysiologists. The Company has formed relationships with leading medical centers in the United States, and is developing relationships with medical centers in Europe and Japan, to perform clinical trials of its microcatheter systems for the diagnosis and treatment of AF and VT. Based on the initial feasibility results, Cardima has obtained FDA approval to expand to a larger multi-center trial with eight investigative centers. Cardima believes that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is a critical step in the overall market acceptance of its microcatheter systems. In addition, the Company has established a Scientific Advisory Board composed of leading electrophysiologists at medical centers in the United States to consult with the Company concerning the pre-clinical and clinical development of the Company's microcatheter systems. The Company intends to continue to work with leading physicians and medical centers and to initiate clinical trials to demonstrate the safety and effectiveness of its microcatheter systems and ultimately to establish broad market acceptance. In addition, Cardima intends to accelerate physician education and adoption through peer-reviewed publications concerning the clinical trials of the Company's microcatheter systems.

  Build market leadership through staged introduction of microcatheter systems. In the United States, the Company has introduced microcatheter systems for mapping while it continues to develop its microcatheter systems for ablating AF and VT. The Company received 510(k) premarket clearances for its Cardima Pathfinder microcatheter system for VT mapping and for its Revelation microcatheter system for AF mapping. The Company expects to establish the benefits of its microcatheter systems by encouraging their use initially as a diagnostic complement to standard ablation catheters. As a result, the Company's strategy is to establish the utility of these diagnostic systems in advance of regulatory approval for the Company's microcatheter systems for the treatment of AF and VT.

  Increase sales by further penetrating international markets. The Company intends to devote significant resources to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. The Company received ISO 9001 (EN 46001) Quality Systems certification, as well as the right to affix the CE Mark to a number of its products. The Company received regulatory approval in the United States, Europe, Japan, Australia and Canada for the Cardima Pathfinder microcatheter system for mapping VT and has received regulatory approval in the United States, Europe, Japan and Australia for the Cardima Revelation microcatheter system for mapping AF. In addition, Cardima received approval for marketing the Revelation and Revelation Tx ablation microcatheter systems to treat AF in the European Union in August 1998 and December 1998, respectively.

Products

  Cardima is developing microcatheter systems for the diagnosis and treatment of AF and VT. These systems are designed, in the case of AF, to access both the right and left atria and, in the case of VT, to be positioned within the coronary vasculature using a guiding catheter in a system similar to that used in angioplasty procedures. Cardima's microcatheter systems are designed to be used endocardially in the atria to map and then ablate AF through the creation of long, thin, continuous, linear, transmural lesions. For VT, these systems are designed to provide intravascular access to the heart to map and ablate within the wall of the ventricles. All of the Company's microcatheters are available with a variety of electrode numbers, electrode spacing configurations and outer diameters. The series of electrodes at the distal ends can both receive electrical signals for mapping and emit RF energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than standard electrophysiology catheters, providing better steerability for the electrophysiologist. The Company's microcatheters are designed for single use. The Company is designing its products to be used with existing electrophysiology recording systems and RF ablation generators. The Company's ancillary products, including guiding catheters, guidewires, electrical switch boxes and connecting cables, support these microcatheter systems.

  The following table describes the Company's products and their intended indications and regulatory status:

                                                                         U.S. Regulatory              International
    AF Products            Description            Indication               Status(/1/)            Regulatory Status(/1/)
 ------------------ ------------------------   ----------------- ------------------------------- ------------------------
 Revelation         Fixed-wire multi-          Mapping           510(k) clearance obtained.      Approved in European
                    electrode microcatheter                                                      Union (CE Mark) and
                    system designed to map                                                       Japan.
                    in both right and left
                    atria.

                    Also can be used for       Ablation                                          Approved in the European
                    ablation in approved                                                         Union (CE Mark) for
                    markets.                                                                     ablation.

 Revelation Tx      Fixed-wire multi-          Mapping and       Phase II IDE approved;          Approved in European
                    electrode microcatheter    Ablation          clinical trial in progress.     Union (CE Mark).
                    system with temperature
                    sensors designed to map
                    and create long, thin,
                    continuous, linear,
                    transmural lesions in
                    the right atrium.

    VT Products
 ------------------
 Cardima Pathfinder Fixed-wire multi-          Mapping           510(k) clearance obtained.      Approved in European
                    electrode microcatheter                                                      Union (CE Mark) and
                    system designed for                                                          Japan.
                    accessing coronary sinus
                    vasculature to locate
                    arrhythmia causing
                    tissue.

 Pathfinder mini    Smallest Cardima           Mapping           510(k) clearance obtained.      Approved in European
                    Pathfinder microcatheter                                                     Union (CE Mark) and
                    (1.5 French) designed to                                                     Japan.
                    provide access to more
                    distal, smaller coronary
                    veins

 Tracer             Over-the-wire multi-       Mapping           510(k) pending review,          Approved in European
                    electrode microcatheter                      expect in first half            Union (CE Mark) and
                    system designed to be                        of 1999.                        Japan.
                    used in the veins of the
                    heart wall over a
                    guidewire.

 Therastream        Over-the-wire multi-       Ablation          IDE submitted for feasibility   No studies planned.
                    electrode microcatheter                      trial, pending approval,
                    system designed for                          expected in first half of 1999.
                    mapping and ablation
                    from within the veins of
                    the heart wall.

  Support Products
 ------------------
 Venaport           Coronary sinus guiding     Venous access     510(k) clearance obtained.      Approved in European
                    catheters with a family                                                      Union (CE Mark) and
                    of curve shapes and                                                          Japan.
                    lengths. Designed to
                    deliver Cardima
                    microcatheters.

 Vueport            Balloon-tipped coronary    Venous access,    510(k) clearance obtained.      Approved in European
                    sinus guiding catheter     delivery of EP                                    Union (CE Mark).
                    designed to facilitate     catheters,
                    delivery of                venography
                    electrophysiology (EP)
                    catheters and provide
                    occlusive venography.

 Naviport           Deflectable guiding        EP catheter       510(k) submission under         Approved in European
                    catheter designed to       delivery and      review, expected in first       Union (CE Mark).
                    facilitate delivery of     support           half of 1999.
                    EP catheters.

 EP Select          Switch box designed to     Connectivity      510(k) clearance obtained.      Approved in European
                    interface with existing    for pacing and                                    Union (CE Mark).
                    electrophysiology lab      electrophysiology
                    equipment and multi-       recording.
                    electrode catheters.

 Tx Select          Switch box designed to     Connectivity                                      Approved in European
                    interface with existing    for pacing,                                       Union (CE Mark).
                    electrophysiology lab      electrophysiology
                    equipment and multi-       recording
                    electrode catheters.       and radio
                                               frequency
                                               ablation.

--------
(1) The regulatory status of the Company's microcatheter systems reflects the Company's current estimates of the timing of regulatory submission in the United States, Europe and Japan. See "-- Government Regulation." The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

 Products Designed for Mapping and Ablating AF

  The Company believes its microcatheter systems can access the right and left atria in a minimally invasive procedure and are designed to effectively ablate AF by creating long, thin, continuous, linear, transmural lesions in the atria.

  Cardima Revelation for AF Mapping. The Revelation microcatheter system is designed to facilitate mapping of the atria. The Revelation is a thin, flexible, eight electrode microcatheter. The Revelation microcatheter system is a 3.3 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has three millimeter long platinum coil electrodes for added flexibility to enhance contact to surrounding heart tissue. This microcatheter system is being sold for mapping AF in the United States, Europe and Japan. The Revelation is also approved for treatment of AF in the European Union.

  The Company believes that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only right atrial intervention is warranted. The Company believes that its products will have clinical utility in either of these situations.

  Cardima Revelation Tx for AF Ablation. The Revelation Tx is a thin, flexible, eight electrode microcatheter. The Revelation Tx microcatheter system is a 3.7 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has six millimeter long platinum coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The Revelation Tx also has temperature sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a continuous lesion that extends through the thickness of the atrial wall. The Company believes that the electrophysiologist will be able to use the Revelation Tx microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, the Cardima approach does not involve resetting the catheter position during the linear ablation procedure. As a result, the Revelation Tx may have the ability to more effectively and rapidly isolate the arrhythmia causing tissue.

  The Revelation Tx microcatheter is designed with narrow electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. The Company's animal studies have demonstrated the ability of the Revelation Tx to create the thin continuous transmural linear lesions. The Company has designed its Revelation Tx microcatheter system to be used with leading cardiac electrophysiology RF generators and electrophysiology mapping computer systems. The Company submitted an IDE for an expanded feasibility study to treat AF in the United States and received approval in December 1998. The Company believes that PMA approval will be required before the Cardima Revelation Tx can be marketed in the United States to treat AF. See "-- Government Regulation."

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

  Cardima Pathfinder and Tracer for VT Mapping. The Company's microcatheter systems used for diagnosing VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. The Cardima Pathfinder and Tracer microcatheter systems can be used to subselect vessels and access the small veins located at the apex (lower tip) of the heart. The Cardima Pathfinder microcatheter systems are configured with either four, eight or 16 electrodes, which enable the physician to perform a narrow focus evaluation using a smaller number of electrodes, if there is reason to believe the VT causing tissue is located in a specific area, or a wider focus evaluation using larger number of electrodes, if there is little indication regarding the location of the VT causing tissue.

  The Company received 510(k) clearance and CE Mark approval for the Cardima Pathfinder microcatheter system for mapping VT. The Company currently sells the Cardima Pathfinder for VT mapping in the United States, Europe, Japan, Australia and Canada. The Cardima Pathfinder can safely map VT via the coronary veins and up to four Cardima Pathfinders have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of VT.

  Pathfinder mini for VT Mapping. The Pathfinder mini, the Company's smallest microcatheter system, was developed for VT mapping in the venous system. The Pathfinder mini is 1.5 French in diameter (the typical catheter is six to eight French) and provides more distal access to smaller vasculature of the heart. Similar to the Pathfinder microcatheter, the Pathfinder mini microcatheter is constructed around a finely ground core-wire to provide the steerability necessary to access distal vasculature. The Pathfinder mini microcatheter has a flexible platinum tip coil and contains a variable number of electrodes with different spacing options. The Company received 510(k) clearance for this product in July 1998.

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

  The Therastream microcatheter tracks over a guidewire in the coronary veins and can access the important distal vasculature regions of the heart and deliver RF energy to the epicardium. The Therastream is designed to map, locate and ablate the VT focus using RF energy directly applied through the veins. The Company has completed animal studies to demonstrate the ability of the Therastream to access the distal venous system and safely deliver RF energy with no damage to the adjacent arteries. In these experiments the Therastream has required significantly less energy to ablate VT than standard endocardial catheters.

  The Company anticipates approval of an IDE for the Therastream microcatheter system in the second half of 1999 and plans to begin clinical trials if the IDE is approved. The Company must receive PMA approval before the Therastream can be marketed in the United States for VT ablation. See "-- Government Regulation."

  The Company's intravascular electrophysiology catheters are coated with a hydrophilic coating. This coating has been used on Target's products designed to access the vessels of the brain. The Company believes the coating significantly improves product functionality. The Company has an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

  The Cardima Pathfinder and Pathfinder mini microcatheter systems for venous mapping of VT have received 510(k) clearances from the FDA, as well as the Venaport and Vueport families of guiding catheters. The Company's other microcatheter systems for mapping or ablation of VT have not received FDA clearance or approval for marketing and distribution in the United States. The Company's microcatheter systems for ablation are at an early stage of testing. There can be no assurance that the results of the Company's human clinical ablation studies will validate the results of its animal studies. The Company has not received approval to begin clinical trials of its microcatheter system for VT ablation and there can be no assurance that any such approval will be received. See "-- No Assurance of Obtaining, Required Regulatory Approvals; Government Regulation."

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

  Research and development expenses for the years ended December 31, 1998, 1997 and 1996, were $7.2 million, $5.3 million and $3.3 million, respectively. The Company announced a workforce reduction in January 1999 which affected all functional areas, including research and development. The Company has focused its efforts on specific projects, which will have the effect of reducing research and development expenses for 1999.

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

 United States

  The Company currently sells the Cardima Pathfinder microcatheter for VT mapping and Revelation microcatheter for AF mapping through a direct sales force in the United States consisting of four sales representatives.

  The Company intends to continue to develop relationships with key academic institutions and physicians who are well recognized in the field of electrophysiology for the quality of their research and their ability to influence medical opinion. The Company intends to utilize these product champions in the United States, as it does internationally, to assist it in gaining broad market acceptance and adoption of its products. Several of these physicians have been involved in the development of the Company's products, and the Company intends to continue to build these relationships through its Scientific Advisory Board, participation in regional training centers and physician-oriented symposia. There can be no assurance that such relationships will be established, or if established, maintained, or that such relationships will result in market acceptance of our products.

 International

  The Company's international distributors have experience selling cardiovascular products and many have prior experience in electrophysiology. The Company has a European Director who manages the Company's direct sales organization and the European distributors. The Company's products are also distributed in other countries in Europe and the Pacific Rim. The direct sales and distributor organizations are supported by two European Clinical specialists.

  The Company operates under written distribution agreements in the United Kingdom, Japan, Brazil, and Portugal. These agreements grant the respective distributor exclusive rights to sell the Company's products within a defined territory for periods up to three years. These agreements generally reserve for the Company the right to terminate the distribution agreement for cause, which includes failure to meet specified minimum performance obligations, or the failure of the distributor to obtain required governmental approvals to distribute the Company's products in the territory. The Company has retained the right to terminate these distribution agreements should the distributor begin to market medical devices that compete directly with those of the Company. In Italy and Spain, the Company is currently negotiating distribution agreements on similar terms; however, there can be no assurance that the Company will be able to complete these negotiations and enter into agreements with these distributors on commercially reasonable terms. In other countries where the Company's products are sold, the Company's distributors operate under other written or oral arrangements. In the territories where the Company does not have written agreements with its exclusive distributors, the terms of the arrangements, such as the duration of the arrangements and minimum purchase obligations are uncertain. In addition, the laws in certain international jurisdictions may make it difficult for the Company to terminate such distribution arrangements absent specific written termination terms. These distributors also sell medical products manufactured by other companies. Distributors typically purchase the Company's products at a discount to list price and resell the products to hospitals and physicians at a price determined by the distributor. Sales to the international distributors are denominated in U.S. dollars.

  The Company currently has a limited international sales organization. The Company currently has two sales representatives in Germany and is in the process of hiring sales representatives to support France, Belgium and the Netherlands. The Company's Vice President of World Wide Sales, in conjunction with the European Director, manage distributor relationships on a worldwide basis.

  Establishing a sales organization with the ability to support sales in significant volumes will require significant management and financial resources. To date, the Company has not established all of the international distribution alliances necessary to fully market these products on a worldwide basis, nor does the Company have written distribution agreements with all of its international distributors. There can be no assurance the Company will be able to enter into written agreements with existing distributors or that any such distributors will devote adequate resources to selling the Company's products.

  Since the Company introduces its products initially in foreign markets, the Company expects to continue to derive a significant portion of its revenues from international sales. The Company expects that international sales will continue to account for a significant portion of the Company's total revenues for the foreseeable future. As a result, a significant portion of the Company's revenues will be subject to the risks associated with international sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- there are risks associated with international sales of our products."

Manufacturing

  The Company fabricates certain proprietary components of its products and assembles, inspects, tests and packages most components into finished products. Designing and manufacturing its products from raw materials allows the Company to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to its proprietary technology.

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

  Catheter manufacturing involves complex operations with a number of separate processes and components. Catheters are assembled and tested by the Company prior to sterilization. The manufacturing process for the connecting cable consists primarily of testing and packaging purchased units. If the Company receives additional FDA clearance or approval for its products, it will need to expend significant capital resources and develop additional manufacturing expertise to establish large-scale manufacturing capabilities. The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs.

  Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company expects to conduct supplier quality audits and is establishing a supplier certification program. A number of the components such as laminate tubing, core wire mandrels, connector components and hydrophilic coating are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly laminate tubing, could not be accomplished quickly, which would have a material adverse effect on the Company's ability to manufacture products and therefore on its business, financial condition and ability to test or market its products on a timely basis. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components which are currently available from a single source, a supplier's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture products and therefore on its business, financial condition and ability to test or market its products on a timely basis.

  The Company's manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo QSR and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TUV, a notified body (a regulatory agency) in the European Union ("EU"), respectively. The Company has obtained ISO 9001 (EN 46001) Quality Systems certification from TUV and has obtained the right to affix the CE Mark to certain of its electrophysiology mapping and ablation catheters and accessories. The Company is subject to periodic inspections by the FDA and California Department of Heath Services. The Company's facilities and manufacturing processes have recently undergone a successful annual reinspection by TUV in December 1998. There can be no assurance that the Company's manufacturing facilities will meet such compliance standards or if met, maintain such standards. See "-- Government Regulation."

Patents and Proprietary Rights

  The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology it believes to be proprietary and which offers a potential competitive advantage for its products. The Company has filed and intends to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of the technology. The Company holds 13 issued United States patents and has filed 17 pending United States patent applications, of which five have been allowed. The Company has also filed 47 patent applications in major international markets. No assurance can be given that these patent applications will provide competitive advantages for the Company's products or that any patent application filed by the Company will issue as a patent. In addition, there can be no assurance any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than the Company and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

  The Company has also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target (the "License Agreement"), the Company obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any Target technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue licensed patents issued prior to May 21, 1996. In addition to this exclusive license to use Target's technology to develop products for electrophysiological diseases, the Company has obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the License Agreement, a substantial improvement is any modification, improvement or enhancement of Target technology that results in a material change in the function, purpose or application of a particular product incorporating Target technology. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although the Company has not confirmed this belief in writing with Target.

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

  Target is a subsidiary of Boston Scientific and, as a result of the acquisition, Boston Scientific exercises control over approximately 9.3% of the Company's outstanding Common Stock as of December 31, 1998. Accordingly, Boston Scientific may be able to exercise influence over the business and financial affairs of the Company. Boston Scientific develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by the Company. There can be no assurance that Boston Scientific will not take actions or engage in activities that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

  Patent applications are maintained in secrecy until patents issue or, in the case of patent applications in foreign countries for a period of 18 months from the priority date. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of the Company's development activities make comprehensive patent searches and analysis impractical or not cost-effective. Although the Company has made patent and publication searches in the United States and in foreign countries to determine whether materials, processes or designs used by it or its potential products infringe or will infringe third-party patents, such searches have not been comprehensive. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file applications for, or have not received or will not receive, patents and will not obtain additional proprietary rights relating to products, materials or processes used or proposed to be used by the Company.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Although there are no claims against the Company, any such claims, with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. If any third party patent claims are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or could be required to obtain licenses from the patent owners of each patent, or redesign its products or processes to avoid infringement. There can be no assurance such licenses will be available or, if available, will be available on terms acceptable to the Company or that the Company will be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

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

  In addition, the United States patent laws exempts medical practitioners and related health care entities from infringement liability for medical and surgical procedures in certain circumstances. The Company cannot predict whether this exception might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

Competition

  The Company believes it currently has the only intravascular approach to diagnosing and treating VT. The Company considers its primary competitors to be companies engaged in the development and marketing of more established, but the Company believes, less effective therapies for the treatment of AF and VT, such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, open heart surgery and purposeful destruction of the AV node, followed by implantation of a pacemaker. Several competitors are also developing new approaches and new products for the mapping and ablation of AF and VT. These approaches include mapping systems using contact mapping, single-point spacial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the open heart surgical maze procedure in a minimally invasive manner. If any of these new approaches or new products prove to be safe and effective, the Company's products could be rendered uncompetitive or obsolete, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. Other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense, Inc., a division of Johnson & Johnson, Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and Ventritex Inc., a subsidiary of St. Jude Medical Inc., manufacturers of implantable defibrillators. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. Failure of the Company to demonstrate the competitive advantages of its products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

 United States

  A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed either in Class I or II. All class II and some class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "preamendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission. The Company believes that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained.

  The Company believes that its current mapping products, including the Cardima Pathfinder, will be Class II devices and will require 510(k) clearance prior to marketing. To date, the Company has received 510(k) clearances from the FDA for its Cardima Pathfinder and Pathfinder mini microcatheter systems for mapping VT and Revelation microcatheter system for mapping AF. In addition, 510(k) clearance has been received for marketing its line of Venaport and Vueport guiding catheters used for introducing electrophysiology catheters into the heart. Section 510(k) notifications have also been submitted for the Tracer, an over-the-wire diagnostic microcatheter, as well as for the Naviport deflectable guiding catheter. These submissions may need to include clinical trial data, which could lengthen the time necessary to prepare a 510(k) submission and the time in which the Company could receive 510(k) clearance. There can be no assurance that any of these products will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process would have a material adverse effect on the Company's business, financial condition and results of operation.

  A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device). A Class III device generally must receive PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also include information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QSR"), which includes elaborate testing, design control, documentation and other quality assurance procedures.

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

  The Company anticipates that its ablation products, including the Cardima Revelation Tx and Therastream, will be Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

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

  The Company received 510(k) clearance for Revelation microcatheter system for mapping of AF. The Company also received conditional approval to begin an expanded clinical trial with the Cardima Revelation Tx product for ablation in January 1998. An additional IDE for its Therastream VT ablation microcatheter system has been submitted to the FDA in December 1998. The Company believes this IDE will be approved in the second half of 1999. These studies are not expected to supply pivotal evidence of safety and effectiveness; rather, they are intended to generate data to help finalize the device's design and determine its potential for further development, if any. Additional clinical trials will be necessary to support PMA applications by the Company. There can be no assurance that any clinical study proposed by the Company will be approved by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval or additional clinical investigations of the type necessary to obtain PMA approval.

  Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company is subject to inspection by the FDA and the California Department of Health Services and has to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved ("off-label") uses. In addition, Class II devices, such as the Company's mapping products, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company.

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

  The EU has promulgated rules that require medical products to bear the CE Mark by mid-1998. The CE Mark is recognized by the EU as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. A CE Mark allows the Company to avoid the costly and cumbersome requirements to obtain approvals in each EU country. The Company received ISO 9001 (EN 46001) Quality Systems certification for its manufacturing facilities in Fremont, California. In December 1998, the Company received ISO 9001 re-certification. This certification is required in order to affix the CE Mark to applicable products.

  The Company has received CE Mark for the Revelation and Revelation Tx microcatheters for treatment of AF. The Company intends to seek international approvals for its other ablation products, however, there can be no assurance the Company will be successful in obtaining such approvals. Failure to receive approval to affix the CE Mark would prohibit the Company from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. There can be no assurance that such approvals will ever be obtained. In such event, the Company would be materially and adversely affected.

Third-Party Reimbursement

  In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, inappropriate or used for a nonapproved indication. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The Federal Medicare Program, many state Medicaid programs and other payors reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group ("DRG") established by the HCFA. The fixed rate of reimbursement is typically based on the patient's diagnosis and the procedure performed, and unrelated to the specific type or number of devices used in a procedure. There can be no assurance that reimbursement for the Company's products will be available in sufficient amounts if, at all, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis.

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

  There is also proposed federal legislation that would change the traditional Medicare payment system by creating a new visit-based payment system called ambulatory patient groups ("APG") that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If the Company's products increase the cost per procedure above the fixed rate under the APG system, market acceptance of such products could be impaired, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

  At December 31, 1998, the Company had 115 employees, 31 of whom were engaged directly in research and new product development, 15 in regulatory affairs, quality assurance and clinical activities, 31 in manufacturing, 22 in sales and marketing and 16 in finance and administration.

  On January 14, 1999, the Company reduced its workforce by approximately 30% in order to align available cash resources and projected expenses. The reductions affected all functional areas of the Company. As a result of the reduced workforce and normal attrition, the Company had 76 full-time employees at January 31, 1999, 15 of whom were engaged directly in research and new product development, 10 in regulatory affairs, quality assurance and clinical activities, 23 in manufacturing, 15 in sales and marketing and 13 in finance and administration.

  The Company maintains compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain such personnel. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- We are dependent upon our key personnel and will need to hire additional key personnel in the future."

ITEM 2. PROPERTIES

  The Company leases approximately 44,000 square feet in Fremont, California. The Company's facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly / test / inspection areas, and a materials area. The facility is leased through November 1999, at which time the Company has the option to extend the lease for up to an additional five-year term. The Company believes this facility will be adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the Company's fiscal year ended December 31, 1998.

  On December 9, 1998, the Company requested an exception to the National Association of Security Dealers (the "NASD"), requirement (NASD rule 4460(i)(2), to submit the proposed issuance of shares of the Company's Common Stock to existing shareholders. The Company was granted an exception to rule 4460(i)(2) by the NASD on December 21, 1998 and issued a total 7,854,806 shares of common stock on January 25, 1999 and February 5, 1999.

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

                                                                  High    Low
                                                                 ------- ------
   Year Ended December 31, 1998
   First Quarter...............................................  $ 5.875 $3.125
   Second Quarter..............................................    5.750  2.500
   Third Quarter...............................................   10.875  2.125
   Fourth Quarter..............................................    6.500  1.750

                                                                  High    Low
                                                                 ------- ------
   Year Ended December 31, 1997
   Second Quarter (from June 6, 1997)..........................  $ 7.500 $5.750
   Third Quarter...............................................    7.380  5.000
   Fourth Quarter..............................................    6.380  3.750

  As of March 10, 1999, there were approximately 4,200 holders of record of the Common Stock.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

  On June 6, 1997, a Registration Statement on Form S-1 (No. 333-23209) was declared effective by the SEC pursuant to which the Company issued 2,275,000 shares of common stock. The shares were sold for the account of the Company at a price of $7.00 per share, generating $15.9 million in gross proceeds to the Company. The initial public offering was managed by Bear Stearns & Company.

  From the effective date of the Registration Statement to December 31, 1998, the Company incurred approximately $1.1 million in underwriting discounts and commissions and approximately $1.2 million of expenses paid to or for the underwriters and other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were approximately $13.6 million.

  From the effective date of the Registration Statement to December 31, 1998, the Company has used approximately $13.6 million to fund ongoing operations.

ITEM 6. SELECTED FINANCIAL DATA

  The data set forth below should be read in conjunction with the financial statements and related notes attached to this report on Form 10-K as pages F-1 through F-17.

                                        Year Ended December 31,
                              -----------------------------------------------
                                1998      1997      1996      1995     1994
                              --------  --------  --------  --------  -------
                                (In thousands except per share amounts)
Statements of Operations
 Data:
Net sales.................... $  2,499  $  1,261  $    593  $    362  $    86
Cost of goods sold...........    2,962     2,011     1,413       830      211
                              --------  --------  --------  --------  -------
  Gross profit (loss)........     (463)     (750)     (820)     (468)    (125)
Operating expenses:
  Research and development...    7,230     5,320     3,319     2,581    2,205
  Selling, general and
   administrative............    8,556     6,656     3,690     2,046    1,309
                              --------  --------  --------  --------  -------
    Total operating
     expenses................   15,786    11,976     7,009     4,627    3,514
                              --------  --------  --------  --------  -------
Operating loss...............  (16,249)  (12,726)   (7,829)   (5,095)  (3,639)
Interest and other income....      359       602       132        12       15
Interest expense.............     (296)     (148)      (57)     (117)     (31)
                              --------  --------  --------  --------  -------
Net loss..................... $(16,186) $(12,272) $ (7,754) $ (5,200) $(3,655)
                              ========  ========  ========  ========  =======
Basic and diluted net loss
 per share(1)................ $  (1.96) $  (2.64) $(107.69) $ (83.87) $(85.00)
                              ========  ========  ========  ========  =======
Shares used in computing
 basic and diluted net loss
 per share(1)................    8,239     4,642        72        62       43
                              ========  ========  ========  ========  =======

                                             December 31,
                              -----------------------------------------------
                                1998      1997      1996      1995     1994
                              --------  --------  --------  --------  -------
                                            (In thousands)
Balance Sheets Data:
Cash, cash equivalents and
 short-term investments...... $    645  $ 12,848  $    907  $  2,993  $   713
Working capital (deficit)....   (1,614)   11,609    (2,150)    2,647      571
Total assets.................    7,283    17,674     3,964     4,735    2,284
Capital lease obligation,
 noncurrent portion..........    1,120       840       722       317      308
Line of credit obligation,
 noncurrent portion..........    2,183        --        --        --       --
Accumulated deficit..........  (46,608)  (30,422)  (18,150)  (10,396)  (5,196)
Total stockholders' equity
 (net capital deficiency).... $ (1,176) $ 14,444  $(10,368) $ (2,675) $ 1,316

--------
(1) The basic and diluted net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, "Earnings per Share" and Staff Accounting Bulletin No. 98. See Note 1 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion and analysis contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "-- Factors Affecting Future Results" as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance of the Company. This discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in the Annual Report on Form 10-K.

Overview

  Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $4.8 million from inception to December 31, 1998. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and the Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. In January 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. As a result, the Company has derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals.

  The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and its Revelation and Revelation Tx microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF and the Pathfinder mini microcatheter for mapping VT and for the Vueport balloon guiding catheter in July 1998. The Company currently is seeking 510(k) clearance for its Tracer mapping catheter and its Naviport deflectable tip guiding catheter. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

  The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Results of Operations--Years Ended 1998 and 1997

 Net Sales

  Net sales for 1998 increased 98% to $2,499,000 from $1,261,000 for 1997. The majority of the increase in sales in 1998 is attributable to sales in the United States and Europe. United States sales for 1998 increased 91% to $1,722,000 from $902,000 in 1997. The increase in United States sales is due primarily to the sales of Cardima Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance and sales of two new products, the Vueport, a balloon occlusion guiding catheter and the Pathfinder mini microcatheter for diagnosis of VT following FDA 510(k) clearance in July 1998. European sales for 1998 increased 147% to $554,000 from $224,000 for 1997. The increase in European sales is due primarily to sales of the Cardima Revelation microcatheter for treatment of AF following receipt of CE Marking in August 1998.

 Cost of Goods Sold

  Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 1998 increased 47% to $2,962,000 from $2,011,000 for 1997. The increase in cost of goods sold is due primarily to the growth of the Company's sales and associated manufacturing staff additions. In addition, product costs were higher due to training personnel on new products and installation of new equipment and related depreciation. The Company has purchased several pieces of capital equipment to manufacture some components in-house, rather than purchase from outside vendors. When this new equipment is fully functional, which is projected to be in the second half of 1999, the Company expects costs to decrease as it transitions from outside vendors to its internal production. In addition, the internal production will provide greater flexibility in production of its microcatheter systems.

 Research and Development Expenses

  Research and development expenses for 1998 increased 36% to $7,230,000 from $5,320,000 in 1997. The increase in research and development expenses is due primarily to expenses associated with staff additions in research and development and clinical and regulatory areas for product testing and approvals which were incurred as the Company increased expenses to meet development program goals and increased clinical trial activity in both Europe and the United States.

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses for 1998 increased 29% to $8,556,000 from $6,656,000 in 1997. Selling expenses for 1998 increased 46% to $3,788,000 from $2,600,000 in 1997. The increase is due primarily to costs associated with the expansion of the Company's United States sales force, the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of participating physicians by sales and clinical specialists. General and administrative expenses for 1998 increased 20% to $2,844,000 from $2,370,000 in 1997. The increase is due primarily to additional staff and expenses related to the requirements of a public company. Marketing expenses for 1998 increased 14% to $1,924,000 from $1,686,000 in 1997. The increase is due primarily to expenses related to the development of marketing materials and programs to address new product introductions.

 Interest and Other Income, Interest Expense

  Interest and other income for 1998 decreased by $243,000 to $359,000 from $602,000 in 1997. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances. Interest expense for 1998 increased by $148,000 to $296,000 from $148,000 in 1997. The increase is due primarily to higher borrowing levels for purchases of capital equipment and interest expense associated with the Company's $3.0 million line of credit.

Results of Operations--Years Ended 1997 And 1996

 Net Sales

  Net sales for 1997 increased 113% to $1,261,000 from $593,000 for 1996. The increase in net sales is due primarily to United States sales of the Cardima Pathfinder line of microcatheters for diagnosis of ventricular tachycardia following FDA clearance in January 1997. Net sales in 1997 were lower than the Company expected in Europe due to the termination of distribution arrangements in major European markets.

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

 Selling, General and Administrative Expenses

  Selling, general and administrative expenses for 1997 increased 80% to $6,656,000 from $3,690,000 in 1996. The increase in selling, general and administrative expenses is due primarily to costs associated with the establishment and expansion of the Company's United States sales force, which occurred in fourth quarter 1996 and third quarter 1997, respectively. The Company has incurred expenses relating to the termination of several distribution arrangements, the establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which require some training from sales and clinical specialists. In addition, the increase in general and administrative expenses is due primarily to additional staffing and expenses to meet the growth of the Company and expenses related to the requirements of a public company. The increase in marketing expenses is due primarily to additional staffing, marketing materials and programs to meet new product introductions.

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

Liquidity and Capital Resources

  The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $32,300,000 as of December 31, 1998, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, and equipment leases, to finance certain capital equipment which have provided proceeds in the amount of $3,700,000. As of December 31, 1998, the Company had approximately $645,000 in cash, cash equivalents and short-term investments.

  Net cash used in operating activities was approximately $16,000,000, $12,500,000 and $6,700,000 for the years ended December 31, 1998, 1997 and
1996, respectively, resulting primarily from operating losses incurred. Net cash provided by investing activities was $4,249,000 for the year ended December 31, 1998 is attributable primarily to maturities of short-term investments. Net cash used in investing activities was $5,150,000 and $388,000 for the years ended December 31, 1997 and 1996, respectively, attributable primarily to purchases of short-term investments and capital expenditures, respectively. Net cash provided by financing activities was approximately $3,800,000, $25,300,000 and $5,000,000 for the years ended December 31, 1998,
1997 and 1996, respectively, resulting primarily from the Company's initial public offering, the sale of equity securities in private placement transactions and proceeds from bridge loans and the line of credit during such periods.

  In February 1998, the Company entered into an equipment lease that permits the Company up to $1.5 million of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In June 1998, the Company secured a $3.0 million line of credit which may be used for general working capital purposes. As of December 31, 1998, the equipment lease line has expired and the Company has drawn the entire $3.0 million line of credit. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid $490,388. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were $14.4 million. The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash along with proceeds from the private placement completed in January and February 1999 will be sufficient to meet the Company's cash requirements through 1999. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

Factors Affecting Future Results

 We have a history of losses. Our ability to achieve or, if achieved, sustain profitability, is highly uncertain.

  We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. To date, sales of our microcatheter systems have been limited. We had net losses of approximately $16.2 million, $12.3 million and $7.8 million for the fiscal years ended 1998, 1997 and 1996, respectively. As of December 31, 1998, we had an accumulated deficit of approximately $46.6 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that we will ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

 We will need to raise capital in the future. Future financings could have a dilutive effect on our stockholders.

  Our future capital uses and requirements will depend on numerous factors, including:

  .  the progress of our clinical research and product development programs,

  . the time required to obtain and the receipt of regulatory clearances and approvals,

  . the costs and timing of product development, manufacturing and sales and marketing activities,

  .  the extent to which our products gain market acceptance,

  .  competitive developments, and

  . the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights.

  In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of February 28, 1999, cash, cash equivalents, short-term investments and long-term restricted cash totaled $12.0 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through December 31, 1999.

  Our future capital uses and requirements depend on numerous factors, including:

  .  our ability to establish collaborative arrangements,

  .  the level of product revenues,

  .  the possible acquisition of new products and technologies, and

  .  the development of commercialization activities.

  There can be no assurance that additional funding will be available for us to finance our ongoing operations when needed or that adequate funds for our operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed, if at all, or on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves. This would have a material adverse effect on our business, financial condition and results of operations.

 Our stock price may be volatile.

  Prior to June 1997, there was no public market for our common stock. There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

  .  announcements regarding the results of regulatory approval filings,

  .  our clinical studies or other testing,

  . our technological innovations or new commercial products or those of our competitors,

  .  government regulations, developments concerning proprietary rights,

  .  public concern as to safety of technology, and

  .  variations in operating results.

 We do not intend to pay cash dividends on our stock.

  We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business. Our credit agreement requires the approval of our bank to declare or pay cash dividends.

 Our operating results may fluctuate from period to period in the future.

  We believe that a quarter to quarter or annual comparison of our operating results is not a good indication of our future performance. It is likely that at some future time our results will be below market expectations. As a result, our common stock price will likely fall. Our results of operations have fluctuated significantly in the past and we expect them to vary significantly from quarter to quarter or year to year depending upon a number of factors, including:

  .  actions relating to regulatory matters,

  .  progress of pre-clinical and clinical trials,

  .  the extent to which our products gain market acceptance,

  .  the scale-up of manufacturing capabilities,

  .  the expansion of sales and marketing activities,

  .  competition,

  .  the timing of new product introductions by us or our competitors,

  . our ability to successfully market our products in the United States and internationally, and

  . general economic conditions and economic conditions specific to the biotechnology field.

  Although all microcatheter systems are labeled for single use only, we are aware that some physicians are reusing these products. Reuse of our microcatheter systems would reduce revenues from product sales and could have a material adverse effect on our future performance and periodic operating results. Due to such fluctuations in operating results, period to period comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

 There are risks associated with international sales of our products.

  A number of risks are inherent in international transactions. International sales may be limited or disrupted by

  .  the imposition of government product or currency controls,

  .  export license requirements,

  .  economic or political instability,

  .  domestic or international trade restrictions,

  .  changes in tariffs,

  .  exchange rate fluctuation, or

  .  difficulties in staffing and management.

  The financial condition, expertise and performance of our international distributors and any future international distributors could affect sales of our products internationally and could have a material adverse effect on our business, financial condition and results of operations. The regulation of medical devices in a number of such jurisdictions, particularly in the EU, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our international business and our financial condition and results of operations. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that we will be able to successfully manage a remote sales force, comply with such foreign laws or regulations, or protect our intellectual property. There also can be no assurance that we will be able to successfully commercialize any of our current microcatheter products, including the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer microcatheter systems, or any future products in any foreign market, which could have a material adverse effect on our business, financial condition and results of operations.

 The adoption of the Euro presents uncertainties for our international business.

  In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. In particular, the participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our products. In addition, some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

  We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the potential sales of our products. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the costs related to addressing this issue. This issue and its related costs could have a material adverse effect on our business, financial condition and results of operations.

 We are dependent upon our key personnel and will need to hire additional key personnel in the future.

  Our ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel.

 Impact of the Year 2000 Issue on the Company's Operations

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company is in the process of performing an assessment of the potential impact of the Year 2000 Issue on its operations. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. The extent, if any, of the impact of the Year 2000 Issue on the other systems and equipment is unknown. A corporate-wide inventory of computer applications has been performed by the Company and the Company has remedied any issues. The Company's facilities manager has determined that there is no impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has utilized only internal resources to test and replace software for Year 2000 modifications. All of the replacement software were upgrades being purchased for other reasons. Therefore the Company has not incurred any additional costs in researching and resolving any Year 2000 issues.

  The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in April 1999 and determine whether such a plan is necessary.

 Year 2000 Disclosure Chart

                               Resolution Phases

                                Assessment        Remediation      Testing     Implementation
---------------------------------------------------------------------------------------------
  Information Technology  100% Complete          100% Complete  100% Complete  100% Complete
---------------------------------------------------------------------------------------------
  Operating Equipment     100% Complete          100% Complete  100% Complete  100% Complete
  with Embedded
  Chips or Software
---------------------------------------------------------------------------------------------
  Products                Not Applicable         Not Applicable Not Applicable Not Applicable
---------------------------------------------------------------------------------------------
  3rd Party               100% Complete for      100% Complete  100% Complete  100% Complete
                          system                  for system    for system     for system
                          interface; 60%         interface      interface      interface
                          Complete for
                          all other material
                          exposures.
                          Expected completion
                          date
                          for surveying all
                          third
                          parties, April 1999

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements and the report of independent auditors appear on pages F-1 through F-17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part below and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1999 (the "1998 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

  The executive officers of the Company are elected annually by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board.

  Mr. Phillip Radlick, Ph.D. (age 61) has been the President, Chief Executive Officer and a Director of Cardima since November 1994. Prior to joining the Company, from November 1992 until October 1994, Mr. Radlick was the President and Chief Executive Officer of Hepatix, Inc., a start-up medical device company. From November 1986 until November 1992, Mr. Radlick was the President of Edwards Cardiovascular Surgery Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of cardiovascular products. Mr. Radlick received a B.S. in Chemistry and a Ph.D. in Organic Chemistry from University of California, Los Angeles.

  Mr. Gabriel Vegh (age 59), the founder of the Company, has been a Director of Cardima since November 1992. Mr. Vegh has been the Chief Operating Officer of Cardima since November 1994, and the Executive Vice President since January 1995. From May 1993 until November 1994, Mr. Vegh was the Company's President, and from May 1993 until July 1996, he served as the Company's Chief Financial Officer. Prior to joining the Company, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target, and from February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

  Mr. Allan Abati, Ph.D. (age 54) has been the Vice President, Regulatory Affairs, Clinical Programs and Quality Assurance of Cardima since February 1996. Prior to joining the Company, from February 1992 until February 1996, Mr. Abati was the Vice President, Regulatory Affairs and Quality Assurance of Johnson & Johnson Professional, Inc., a manufacturer of neurosurgical and orthopedic medical devices. From August 1989 until February 1992, Mr. Abati was the Director, Regulatory and Clinical Affairs of Shiley Inc., a Pfizer company and manufacturer of interventional cardiology products. From June 1986 until August 1989, Mr. Abati was the Manager, Regulatory Affairs and Clinical Programs, and from November 1982 until June 1986 he was Senior Regulatory and Clinical Affairs Specialist, of Edwards Critical-Care Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of critical care and interventional cardiology products. Mr. Abati received a B.S. in Zoology and an M.A. in Biology from California State University, Long Beach and a Ph.D. in Physiology from Rutgers University.

  Mr. Omar Amirana, M.D. (age 34) has been the Vice President, New Business Development and Chief Technical Officer of Cardima since October 1998. From September 1995 to October 1998, Mr. Amirana was the Vice President of Marketing, from June 1993 until September 1995, he was the Company's Director of Marketing, and from March 1993 until June 1993, he served as a consultant to the Company. Prior to joining the Company, from May 1992 until November 1992, Mr. Amirana was the Program Manager of the Advanced Development Group of EP Technologies, Inc. ("EPT"), an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. Mr. Amirana received a B.S. in Mechanical Engineering from Tufts University and an M.D. from Eastern Virginia Medical School.

  Mr. Victor J. Barajas (age 35) has been the Vice President of Operations of Cardima since August 1997 and is responsible for all operations and manufacturing activity. From September 1995 until August 1997, Mr. Barajas was the Director of Operations, from May 1994 until September 1995, Mr. Barajas was the Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was a senior engineer for Cardima. Prior to joining the company, from 1990 until June, 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc. From 1988 until 1990,

Mr. Barajas was employed by Critikon, Inc. as an R&D/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

  Mr. Ronald Bourquin (age 48) has been the Vice President and Chief Financial Officer of Cardima since July 1996. Prior to joining the Company, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EPT, and from April 1993 until July 1993, he served as a consultant to EPT. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

  Mr. Eric Chan, Ph.D. (age 40) has been the Vice President of Product Development of Cardima since June 1998. Prior to joining the Company, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology, high resolution ECG and cathlab systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin.

  Mr. David Smith (age 45) has been the Vice President, World Wide Sales of Cardima since March 1996. Prior to joining the Company, from January 1994 until December 1995, Mr. Smith was the Director of Marketing of Baxter Healthcare, International Cardiology Division, a manufacturer and distributor of interventional cardiology products. From June 1991 until December 1993, Mr. Smith was the Business Unit Manager, Germany, and from April 1990 until May 1991, he was the National Sales Manager, Endovascular Products, of Baxter Healthcare, Less Invasive Surgery Division. Mr. Smith has a B.S. in Business Administration from Michigan State University.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the Proxy Statement under the caption "Compensation of Directors" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the 1998 Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the 1998 Proxy Statement under the caption "Transactions with Management," and is incorporated herein by reference.

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

  (a) 3. LISTING OF EXHIBITS

   Exhibit #                             Description
   ---------                             -----------
    3.1(1)   Certificate of Incorporation, as amended, of the Registrant.
    3.2(1)   Bylaws of Registrant.
             Form of Amended And Restated Certificate of Incorporation of
    3.3(1)   Registrant.
    4.1(1)   Form of Common Stock Certificate.
   10.1(1)   1993 Stock Option Plan.
   10.2(1)   1997 Directors' Stock Option Plan.
   10.3(1)   1997 Employee Stock Purchase Plan.
   10.4(1)   Form of Indemnification Agreement.
   10.5(1)   Fourth Amended and Restated Stockholders' Rights Agreement dated
             March 7, 1997, between Registrant and certain stockholders of
             Registrant.
   10.6(1)   License Agreement dated May 21, 1993, between Registrant and
             Target Therapeutics, Inc.
   10.7(1)   Lease dated April 25, 1994, between Registrant and State of
             California Public Employees' Retirement System.
   10.8(1)   Sublease dated November 14, 1996, between Registrant and Target
             Therapeutics, Inc.
   10.9(2)   Master Lease Agreement dated January 26, 1996, between Registrant and Comdisco, Inc., together with Equipment Schedules VL-1, VL-2 and VL-3.
   10.10(1)  Warrant Purchase Agreement dated December 9, 1993, between
             Registrant and Target Therapeutics, Inc., together with the Series
             A Preferred Stock Warrant.
   10.11(1)  Series A Preferred Stock Warrant dated June 10, 1994, issued to
             Silicon Valley Bank.
   10.12(1)  Warrant Purchase Agreement dated July 1, 1994, between Registrant and California Public Employees' Retirement System, together with the Common Stock Warrant.
   10.13(1)  Series A Preferred Stock Warrant dated October 26, 1994, issued to
             Silicon Valley Bank.
   10.14(1)  Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.
   10.15(1)  Series D Preferred Stock Warrant dated October 31, 1995, issued to
             Silicon Valley Bank.
   10.16(1)  Form of Common Stock Warrant issued to certain investors from
             April 1995 to December 1995.
   10.17(1)  Warrant Agreement dated January 23, 1996, between Registrant and
             Comdisco, Inc., together with the Series D Preferred Stock
             Warrant.
   10.18(1)  Electrophysiology Catheter License Agreement dated May 17, 1994, between Registrant and BSI Corporation, together with the Credit
             Pool Agreement of same date.
   10.19(1)  Distribution Agreement dated June 15, 1995, between Registrant and
             Paramedic Co., Ltd.
   10.20(1)  Distribution Agreement dated July 14, 1995, between Registrant and
             Werfen Distribution AG, together with the May 15, 1996 letter amendment.
   10.21(1)  Employment Agreement dated May 21, 1993, between Registrant and
             Gabriel B. Vegh.
   10.22(1)  Employment Letter Agreement dated October 31, 1994, between
             Registrant and Phillip C. Radlick, Ph.D.
   10.23(1)  Warrant Agreement dated April 7, 1997, between Registrant and
             Comdisco, Inc.

   10.24(1) Distribution Agreement dated April 1, 1997, between Registrant and
            Cardiologic, GmbH.
   10.25(3) Master Loan and Security Agreement dated June, 1998 between
            Registrant and Transamerica Business Credit Corp.
   23.1     Consent of Ernst & Young LLP, Independent Auditors.
   24.1     Power of Attorney.
   27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the same exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.
(2) Equipment Schedule VL-3 dated February 13, 1998 to the Master Lease Agreement dated January 23, 1996 is filed with this Annual Report on Form 10-K.
(3) Incorporated by reference to the same exhibit filed with the Registrant's Statement on Form 10-Q (File No. 000-22419) dated June 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 1999                      Cardima, Inc.

                                          /s/ Phillip C. Radlick, Ph.D.
                                          _____________________________________
                                          PHILLIP C. RADLICK, Ph.D.
                                          President, Chief Executive Officer
                                           and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                         Title                      Date

  /s/ Phillip C. Radlick,    President, Chief Executive      March 19, 1999
           Ph.D.             Officer and Director         ---------------------
---------------------------  (Principal Executive
 Phillip C. Radlick, Ph.D.   Officer)

  /s/ Ronald E. Bourquin     Vice President and Chief        March 19, 1999
---------------------------  Financial Officer            ---------------------
    Ronald E. Bourquin       (Principal Financial and
                             Accounting Officer)

 /s/ Michael J.F. Du Cros    Director                        March 19, 1999
---------------------------                               ---------------------
   Michael J.F. Du Cros

 /s/ Neville J. Jeharajah    Director                        March 19, 1999
---------------------------                               ---------------------
   Neville J. Jeharajah

    /s/ Gabriel B. Vegh      Executive Vice President,       March 19, 1999
---------------------------  Chief Operating Officer      ---------------------
      Gabriel B. Vegh        and Director

 /s/ Charles P. Waite, Jr.   Director                        March 19, 1999
---------------------------                               ---------------------
   Charles P. Waite, Jr.

                                 CARDIMA, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors........................  F-2
Balance Sheets at December 31, 1998 and 1997.............................  F-3
Statements of Operations for the years ended December 31, 1998, 1997, and
 1996....................................................................  F-4
Statements of Changes in Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Net Capital Deficiency) for the years ended
 December 31, 1998, 1997, and 1996.......................................  F-5
Statements of Cash Flows for the years ended December 31, 1998, 1997, and
 1996....................................................................  F-6
Notes to Financial Statements............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Cardima, Inc.

  We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 3, 1999

                                 CARDIMA, INC.

                                 BALANCE SHEETS
                    (In thousands except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $    645  $  8,578
  Short-term investments...................................       --     4,270
  Accounts receivable, net of allowances for doubtful
   accounts of $41 and $40 at December 31, 1998 and 1997,
   respectively............................................      512       268
  Inventories..............................................    1,977       532
  Other current assets.....................................      366       261
                                                            --------  --------
    Total current assets...................................    3,500    13,909
Property and equipment, net................................    2,998     2,488
Restricted cash............................................      105       192
Other assets...............................................      680     1,085
                                                            --------  --------
                                                             $ 7,283  $ 17,674
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL
 DEFICIENCY)
Current liabilities:
  Accounts payable......................................... $  2,286  $    898
  Accrued compensation.....................................    1,032       753
  Other current liabilities................................       76        55
  Notes payable............................................       --         7
  Capital lease obligation--current portion................      903       587
  Line of credit obligation--current portion...............      817        --
                                                            --------  --------
    Total current Liabilities..............................    5,114     2,300
  Deferred rent............................................       42        90
  Capital lease obligation--noncurrent portion.............    1,120       840
  Line of credit obligation--noncurrent portion............    2,183        --
Commitments
Stockholders' equity (net capital deficiency):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 8,352,296 shares issued and outstanding at
   December 31, 1998, 8,103,875 as of December 31, 1997; at
   amount paid in..........................................   45,910    45,597
  Deferred compensation....................................     (478)     (731)
  Accumulated deficit......................................  (46,608)  (30,422)
                                                            --------  --------
    Total stockholders' equity (net capital deficiency)....   (1,176)   14,444
                                                            --------  --------
                                                            $  7,283  $ 17,674
                                                            ========  ========


                 See accompanying notes to financial statements

                                 CARDIMA, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Net sales....................................... $  2,499  $  1,261  $    593
Cost of goods sold..............................    2,962     2,011     1,413
                                                 --------  --------  --------
  Gross profit (loss)...........................     (463)     (750)     (820)
Operating expenses:
  Research and development......................    7,230     5,320     3,319
  Selling, general and administrative...........    8,556     6,656     3,690
                                                 --------  --------  --------
    Total operating expenses....................   15,786    11,976     7,009
                                                 --------  --------  --------
Operating loss..................................  (16,249)  (12,726)   (7,829)
Interest and other income.......................      359       602       132
Interest expense................................     (296)     (148)      (57)
                                                 --------  --------  --------
Net loss........................................ $(16,186) $(12,272) $ (7,754)
                                                 ========  ========  ========
Basic and diluted net loss per share............ $  (1.96) $  (2.64) $(107.69)
                                                 ========  ========  ========
Shares used in computing basic and diluted net
 loss per share.................................    8,239     4,642        72
                                                 ========  ========  ========



                 See accompanying notes to financial statements

                                 CARDIMA, INC.
      Statements of Changes in Redeemable Convertible Preferred Stock and
                 Stockholders' Equity (Net Capital Deficiency)
              (In thousands, except share and per share amounts)

                                                           Stockholders' Equity (Net Capital Deficiency)
                                            ----------------------------------------------------------------------------
                     Series D    Series E                                                                      Total
                    Redeemable  Redeemable   Series A    Series B    Series C                              Stockholders'
                    Convertible Convertible Convertible Convertible Convertible         Deferred Accumu-      Equity
                     Preferred   Preferred   Preferred   Preferred   Preferred  Common  Compen-   lated    (Net Capital
                       Stock       Stock       Stock       Stock       Stock     Stock   sation  Deficit    Deficiency)
                    ----------- ----------- ----------- ----------- ----------- ------- -------- --------  -------------
Balances at
December 31,
1995..............    $ 6,182    $     --     $ 2,949      $ --       $ 4,764   $     8  $  --   $(10,396)   $ (2,675)
Issuance of
703,128 shares of
Series D
redeemable
convertible
preferred stock to
investors for cash
and cancellation
of notes payable
at $5.11 per
share, net of
issuance costs of
$35...............      3,558          --          --        --            --        --     --         --          --
Issuance of 2,206
shares of common
stock for cash
upon exercise of
employee stock
options at $0.56-
$2.10 per share...         --          --          --        --            --         7     --         --           7
Deferred
compensation
related to grant
of certain stock
options...........         --          --          --        --            --       580    580         --          --
Amortization of
deferred
compensation......         --          --          --        --            --        --     54         --          54
Net Loss..........         --          --          --        --            --        --     --     (7,754)     (7,754)
                      -------    --------     -------      ----       -------   -------  -----   --------    --------
Balances at
December 31,
1996..............      9,740          --       2,949        --         4,764       595   (526)   (18,150)    (10,368)
Issuance of
2,356,741 shares
of Series E
redeemable
convertible
preferred stock to
investors for cash
and conversion of
bridge loans at
$5.74 per share,
net of issuance
costs of $90......         --      13,442          --        --            --        --     --         --          --
Issuance of
2,275,000 shares
of common stock at
$7.00 per share
through the
initial public
offering, net of
commissions and
issuance costs of
$2,286............         --          --          --        --            --    13,639     --         --      13,639
Conversion of
redeemable
convertible and
convertible
preferred stock in
connection with
the Company's
initial public
offering..........     (9,740)    (13,442)     (2,949)       --        (4,764)   30,895     --         --      23,182
Issuance of 27,338
shares of common
stock for cash
upon exercise of
employee stock
options at $0.56-
$1.75 per share...         --          --          --        --            --        36     --         --          36
Deferred
compensation
related to grant
of stock options..         --          --          --        --            --       432   (432)        --          --
Amortization of
deferred
compensation......         --          --          --        --            --        --    227         --         227
Net Loss..........         --          --          --        --            --        --     --    (12,272)    (12,272)
                      -------    --------     -------      ----       -------   -------  -----   --------    --------
Balances at
December 31,
1997..............         --          --          --        --            --    45,597   (731)   (30,422)     14,444
Issuance of 78,409
shares of common
stock for net
issuance exercise
of warrants at
$1.05 per share...         --          --          --        --            --        --     --         --          --
Issuance of 37,301
shares of common
stock for exercise
of warrants at
$1.05 per share...         --          --          --        --            --        39     --         --          39
Issuance of 94,289
shares of common
stock for cash
upon exercise of
employee stock
options at $0.56-
$1.75 per share...         --          --          --        --            --       121     --         --         121
Issuance of 38,423
shares of common
stock for cash in
employee stock
purchase plan at
$4.25 and $3.56
per share.........         --          --          --        --            --       153     --         --         153
Amortization of
deferred
compensation......         --          --          --        --            --        --    253         --         253
Net Loss..........         --          --          --        --            --        --     --    (16,186)    (16,186)
                      -------    --------     -------      ----       -------   -------  -----   --------    --------
Balances at
December 31,
1998..............    $    --    $     --     $    --      $ --       $    --   $45,910  $(478)  $(46,608)   $ (1,176)
                      =======    ========     =======      ====       =======   =======  =====   ========    ========

                See accompanying notes to financial statements

                                 CARDIMA, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................... $(16,186) $(12,272) $(7,754)
Adjustments to reconcile net loss to net cash
 provided by operations:
  Depreciation and amortization...................      928       703      403
  Amortization of deferred compensation...........      253       227       54
  Loss on disposal of assets......................        6        --       15
  Loss on sale/leaseback of capital equipment.....       --        --       95
  Changes in operating assets and liabilities:
    Accounts receivable...........................     (244)     (200)     (18)
    Inventories...................................   (1,445)     (155)    (109)
    Other current assets..........................     (105)      (32)    (111)
    Restricted cash...............................       87        83       70
    Notes receivable..............................      (19)     (301)      --
    Other assets..................................     (905)     (446)    (526)
    Accounts payable..............................    1,388      (257)     896
    Accrued employee compensation.................      279       240      314
    Other current liabilities.....................       21         3        1
    Deferred rent.................................      (48)      (49)      10
                                                   --------  --------  -------
      Net cash used in operating activities.......  (15,990)  (12,456)  (6,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments...............     (517)   (4,270)      --
Maturities and sales of short-term investments....    4,786        --       --
Capital expenditures..............................      (45)     (883)    (388)
Proceeds from disposal of assets..................       25         3       --
                                                   --------  --------  -------
    Net cash (used)provided in investing
     activities...................................    4,249    (5,150)    (388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock.....       --    10,158    2,984
Proceeds from issuance of bridge loans............       --     1,610    1,674
Principal payments under capital leases...........     (745)     (469)    (286)
Payments under notes payable......................       (7)       --       --
Proceeds under line of credit.....................    3,000        --       --
Net proceeds from sale of common stock............      313    13,675        7
Proceeds from sale/leaseback of capital
 equipment........................................    1,247       303      583
                                                   --------  --------  -------
    Net cash provided by financing activities.....    3,808    25,277    4,962
                                                   --------  --------  -------
NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................   (7,933)    7,671   (2,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......    8,578       907    2,993
                                                   --------  --------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $    645  $  8,578  $   907
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest............ $    298  $    122  $    49
                                                   ========  ========  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Equipment acquired under capital leases........... $  1,341  $    845  $   746
                                                   ========  ========  =======
Conversion of various related party payables,
 bridge loans and capital lease obligations and
 related accrued interest to convertible preferred
 stock............................................       --        --  $   574
                                                   ========  ========  =======

                 See accompanying notes to financial statements

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  Cardima, Inc., (the "Company" or "Cardima"), was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its microcatheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from a major stockholder, Target.

  The Company has incurred continuing operating losses and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales, product revenue and other financing facilities. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid $490,388. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement were $14.4 million.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Revenues are recognized when products are shipped. To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. No one distributor or direct customer accounted for more than 10% of the Company's net sales and export sales represented 31% of net sales for the year ended December 31, 1998. Of the export sales in 1998, 23% were to Japan, 71% were to Europe and 6% were to the rest of the world. Essentially all of the Company's sales from inception to December 31, 1996 were export sales. Provisions for doubtful accounts were $29,000 and $119,000 for the years end December 31, 1998 and 1997, respectively. When necessary, estimated provisions for product returns are recorded.

                                                     Year Ended December 31,
                                                          (In thousands)
                                                  ------------------------------
                                                     1998       1997      1996
                                                  ---------- ---------- --------
   United States................................. $1,722 69% $  902 71% $  2  0%
   Europe........................................    554 22%    224 18%  401 68%
   Japan.........................................    177  7%    123 10%  190 32%
   Rest of World.................................     46  2%     12  1%    0  0%
                                                  ------     ------     ----
     TOTAL NET SALES............................. $2,499     $1,261     $593
                                                  ======     ======     ====

 Research and Development

  Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

                                 CARDIMA, INC.

 Net Loss Per Share

  In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings per shares, if more dilutive, for all periods presented.

  In accordance with SFAS128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, convertible preferred stock, warrants, and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

  The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                       Year Ended December
                                                               31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------  ------  --------
   Net loss.......................................... $6,186  $2,272  $  7,754
                                                      ======  ======  ========
     Weighted average shares of common stock
      outstanding....................................  8,239   4,642        72
     Weighted average unvested common shares issued
      subject to repurchase agreements...............     --      --        --
                                                      ------  ------  --------
   Shares used to compute basic and diluted net loss
    per share........................................  8,239   4,642        72
                                                      ======  ======  ========
   Basic and diluted net loss per share.............. $(1.96) $(2.64) $(107.69)
                                                      ======  ======  ========

  Pro forma net loss per share for 1997 has been computed as described above and also gives effect, pursuant to SEC staff policy, to the conversion of convertible preferred shares not included above that were converted upon completion of the Company's initial public offering (using the "if converted" method) from the original date of issuance.

  Pro forma basic and diluted net loss per share information is as follows (in thousands except per share data):

                                                        Year Ended December 31,
                                                        -----------------------
                                                                 1997
                                                                 ----
  Shares used in computing basic and diluted net loss
   per share...........................................          4,642
                                                                ------
  Adjusted to reflect assumed conversion of preferred
   stock from the date of issuance through the initial
   public offering in June 1997........................          1,454
                                                                ------
  Shares used in computing pro forma basic and diluted
   loss per share......................................          6,096
                                                                ------
  Pro forma basic and diluted net loss per share.......         $(2.01)
                                                                ======

 Cash, Cash Equivalents and Short-Term Investments

  The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of December 31, 1997. There were no equity or debt securities outstanding at December 31, 1998. There were no realized gains or losses experienced in each of the years ended December 31, 1998, 1997 and 1996. The fair value of investments is based on quoted market prices at December 31, 1997. The fair value of these securities

                                 CARDIMA, INC.

approximated the amortized cost at December 31, 1997. Cash, cash equivalents and short-term investments at December 31, 1997 consist of the following (in thousands):

   Cash and cash equivalents:
     Cash............................................................... $  310
     Money market funds.................................................  3,044
                                                                         ------
                                                                          3,354
     Available for sale securities commercial paper.....................  5,224
                                                                         ------
       Total cash and cash equivalents.................................. $8,578
                                                                         ======
   Short-term investments:
   Commercial paper..................................................... $2,233
   Corporate notes......................................................  1,278
                                                                         ------
     Available for sale securities......................................  3,511
   Certificate of deposit...............................................    759
                                                                         ------
     Total short-term investments....................................... $4,270
                                                                         ======
   Restricted investments:
     Restricted certificate of deposit.................................. $  192
                                                                         ======

  The restricted certificate of deposit is being held as collateral by a financial institution against a letter of credit for the Company's primary facilities in Fremont, California.

 Inventory

  Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      1998  1997
                                                                     ------ ----
   Inventories:
     Raw materials.................................................. $  502 $209
     Work-in-process................................................    217  119
     Finished goods.................................................  1,258  204
                                                                     ------ ----
                                                                     $1,977 $532
                                                                     ====== ====

 Property and Equipment

  Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements.

                                 CARDIMA, INC.

  Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Property and equipment:
     Equipment................................................ $ 5,054  $ 3,715
     Leasehold improvements...................................     107       99
                                                               -------  -------
                                                               $ 5,161  $ 3,814
     Less accumulated depreciation............................  (2,163)  (1,326)
                                                               -------  -------
                                                               $ 2,998  $ 2,488
                                                               =======  =======

  Property and equipment financed under a capital leases were $3,660,000 and $2,357,000 at December 31, 1998 and 1997, respectively. Accumulated amortization related to leased assets was $1,764,000 and $1,072,000 at December 31, 1998 and 1997, respectively. Amortization related to capital leases are included in depreciation expense.

 Long-Lived Assets

  The Company examines the carrying value of its long-lived assets to determine whether there are any impairment losses. If indicators of impairment are present in long-lived assets used in operations and future cash flows were not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expenses in the period identified. No event has been identified that would impair the value of long-lived assets recorded in the accompanying financial statements.

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

 Patents

  Patent costs deemed to have future benefits are capitalized and amortized using the straight-line method over estimated useful lives of seven years, beginning at their effective dates or over the remainder of such periods from the dates acquired.

  The Company examines the carrying value of its patents to determine whether there are any impairment losses. If indicators of impairment are present in these assets used in operations, and future cash flows were not sufficient to recover the assets' carrying amount, an impairment loss would be charged to expenses in the period identified. No event has been identified that would impair the value of patents recorded in the accompanying financial statements.

 Recent Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), at December 31, 1998. SFAS 131 establishes annual

                                 CARDIMA, INC.

and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.

2. Leases

  The Company leases facilities under an operating lease which commenced in August 1994 and expires November 1999. The Company also leases certain equipment under noncancelable capital leases (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases at December 31, 1998 (in thousands):

                                                              Operating Capital
                                                                Lease   Leases
                                                              --------- -------
   Year ending December 31;
     1999....................................................   $394    $1,075
     2000....................................................     --       662
     2001....................................................     --       405
     2002....................................................     --       196
                                                                ----    ------
   Total minimum payments required...........................   $394    $2,338
                                                                ====
   Less amount representing interest.........................             (315)
                                                                        ------
   Present value of future lease payments....................            2,023
   Less current portion......................................             (903)
                                                                        ------
   Noncurrent portion........................................           $1,120
                                                                        ======

  Rent expense, net of rental income, was approximately $363,000 in 1998, $316,000 in 1997 and $295,000 in 1996. In connection with its facilities lease arrangements, the Company issued letters of credit to lessors which are collateralized by certificates of deposit totaling approximately $105,000 at December 31, 1998. Accordingly, this restricted cash amount has been classified as a noncurrent asset.

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

 1993 Stock Option Plan

  During 1993, the board of directors adopted the 1993 Stock Option Plan (the "Plan") and, as amended, has reserved 1,300,000 shares of common stock for issuance under the Plan. The Plan provides for both incentive and nonstatutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the board of directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each nonstatutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares are generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 48 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

  Activity under the 1993 Stock Option Plan is as follows:

                                                Outstanding Options
                                       --------------------------------------
                                                                 Weighted-
                             Shares    Number of     Price        Average
                            Available   Shares     Per Share   Exercise Price
                            ---------  ---------  ------------ --------------
   Balance at December 31,
    1995...................  111,220     148,255  $0.56--$2.10    $0.9705
   Additional shares
    reserved...............  640,079          --            --         --
   Options granted......... (733,778)    733,778  $0.56--$1.75    $1.2485
   Options exercised.......       --      (4,708) $0.56--$2.10    $1.2534
   Options forfeited.......   66,635     (66,635) $0.56--$2.10    $1.2534
                            --------   ---------
   Balance at December 31,
    1996...................   84,156     810,690  $0.56--$2.10    $1.2534
   Additional shares
    reserved...............  396,825          --            --         --
   Options granted......... (438,162)    438,162  $1.75--$7.00    $4.2533
   Options exercised.......       --     (27,338) $0.56--$7.00    $2.3861
   Options forfeited.......   80,899     (80,899) $0.56--$5.88    $2.3681
                            --------   ---------
   Balance at December 31,
    1997...................  123,718   1,140,615  $0.56--$5.88    $2.3681
   Additional shares
    reserved...............  243,117          --            --         --
   Options granted......... (290,508)    290,508  $2.88--$5.56    $4.3818
   Options exercised.......       --     (94,289) $0.56--$1.75    $1.2841
   Options forfeited.......   59,742     (59,742) $0.56--$7.00    $3.5926
                            --------   ---------
   Balance at December 31,
    1998...................  136,069   1,277,092  $0.56--$7.00    $2.8650
                            ========   =========

  From April 1996 to April 1997, options to purchase a total of 835,928 shares were granted at prices ranging from $0.56 to $5.74 per share. Deferred compensation of approximately $1,012,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.00 to $8.00 per share).

                                 CARDIMA, INC.

  At December 31, 1998, 1997 and 1996 approximately 881,606, 827,920 and
810,685 options, respectively, were exercisable under the Plan. Of the options granted in 1998, 60,275 were granted above fair value and 230,233 were granted at fair value.

 1997 Directors' Stock Option Plan

  In March 1997, the board of directors adopted the 1997 Directors' Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. At December 31, 1998 no options had been granted under this plan.

 1997 Employee Stock Purchase Plan

  In March 1997, the board of directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of common stock has been reserved for issuance under the Purchase Plan. As of December 31, 1998, 38,423 shares had been issued under this purchase plan.

 Warrants

  At December 31, 1998, the Company had the following warrants outstanding: warrants to purchase 308,512 shares of common stock at $1.05 per share issued to certain investors in connection with bridge loans; warrants to purchase 1,428 shares of common stock at $7.00 per share issued in connection with the facility lease; warrants to purchase 1,905 shares of common stock at $7.00 per share and 2,142 shares of common stock at $5.11 per share issued in connection with a letter of credit; warrants to purchase 23,776 shares of common stock at $5.11 per share and 13,937 shares of common stock at $5.74 per share issued in connection with a capital lease; warrants to purchase 17,543 shares of common stock at $7.00 per share issued to certain investors in connection with bridge financings and warrants to purchase 75,000 shares of common stock at $4.00 per share issued in connection with a line of credit. These warrants are exercisable immediately and expire at the earliest of (i) between 3 to 10 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

  In December 1994, the Company also issued warrants to Target to purchase 24,610 shares of the Company's Series C preferred stock at $10.50 per share in connection with a guarantee of a letter of credit. These warrants were exercised in March 1995 for cash. Also in connection with a capital lease line agreement, the Company issued to Target in December 1993 a warrant for $766 to purchase 10,427 shares of the Company's common stock at $7.00 per share. This warrant expired on December 9, 1998.

  The Company has reserved 444,243 shares of common stock for issuance upon exercise of the warrants described above.

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

                                 CARDIMA, INC.

  Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the minimum value method for 1996 and the Black Scholes option pricing model for 1997 and 1998 with the following weighted-average assumptions for 1998, 1997 and 1996, respectively; risk-free interest rates of approximately 6.0%, 6.0% and 7.0%; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 0.6, 0.6 and 0.0 (as the Company was not public in 1996); and a weighted-average expected life of the options of four years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                  (In thousands, except per
                                                         share data)
   Net loss--as reported......................... $(16,186) $(12,272) $ (7,754)
                                                  ========  ========  ========
   Net loss--pro forma........................... $(16,439) $(12,526) $ (7,776)
                                                  ========  ========  ========
   Net loss per share--as reported............... $  (1.96) $  (2.64) $(107.69)
                                                  ========  ========  ========
   Net loss per share--pro forma................. $  (2.00) $  (2.70) $(108.00)
                                                  ========  ========  ========

  The following table summarizes information about stock options outstanding at December 31, 1998:

                         Options Outstanding            Options Exercisable
                -------------------------------------- ---------------------
                                             Weighted-             Weighted-
   Range of      Number of  Weighted-Average  Average   Number of   Average
   Exercise       shares       Remaining     Exercise    shares    Exercise
    Prices      Outstanding Contractual Life   Price   Exercisable   Price
   --------     ----------- ---------------- --------- ----------- ---------
$0.56 -- $1.05     205,787        6.49        $0.7885    205,787    $0.7885
 1.40 --  1.40     396,760        7.41         1.4000    396,760     1.4000
 1.75 --  3.75     222,116        9.10         2.6434    115,816     2.2161
 4.63 --  4.63       9,870        9.12         4.6300      6,215     4.6300
 5.00 --  5.00     255,000        8.59         5.0000    112,919     5.0000
 5.25 --  7.00     187,559        9.21         5.5095     44,109     5.5271
                 ---------                               -------
$0.56 -- $7.00   1,277,092        8.07        $2.8650    881,606    $2.0548
                 =========                               =======

4. Notes Receivable

  In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., its President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. As security for the note,

                                 CARDIMA, INC.

Dr. Radlick granted Cardima a security interest in his vested stock options. At December 31, 1998, approximately $20,000 of interest has accrued. The note receivable and accrued interest are included in the accompany balance sheet.

5. Income Taxes

  As of December 31, 1998 and December 31, 1997, the Company had federal net operating loss carryforwards of approximately $44,400,000 and $29,500,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $500,000 and $200,000 as of December 31, 1998 and 1997. The net operating loss and credit carryforwards will expire beginning in 2008 through 2018, if not utilized.

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
   Net operating loss carryforwards......................... $ 16,100  $ 10,800
   Research credits carryforwards (federal and state).......      800       500
   Manufacturing investment credit carryforwards............      100        --
   Capitalized research and development.....................      500       300
   Other, net...............................................      600       300
                                                             --------  --------
   Total deferred tax assets................................   18,100    11,900
   Valuation allowance for deferred tax assets..............  (18,100)  (11,900)
                                                             --------  --------
                                                             $     --  $     --
                                                             ========  ========

  The net valuation allowance increased by $4,400,000 and $3,050,000 during the year ended December 31, 1997 and 1996, respectively.

6. Related Party Transactions

 License Rights

  In May 1993, in exchange for an equity interest in the Company, Target granted the Company an exclusive royalty-free worldwide license to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to the Target technology. Under the License Agreement, Cardima granted back to Target an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to the Target technology. Target granted the Company a nonexclusive, royalty-free license to use Target technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target technology in a particular product that results in a material change in the function, purpose or application

                                 CARDIMA, INC.

of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

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

 Stock Transactions

  In February 1996, the Company issued 112,374 shares of common stock to Target at $5.11 per share in exchange for the conversion of outstanding capital lease obligations.

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

  As of December 31, 1998, nothing has been paid and nothing is owed to Target under these arrangements (approximately $28,000 and $234,000 was paid and nothing owed and $38,000 owed at December 31, 1997 and 1996, respectively.

  Target had sublet certain facilities from the Company which can be renewed annually. Net monthly rental income was approximately $4,500. In November 1997, this sublease arrangement was terminated. In January 1998, the Company refunded Target their $7,500 security deposit held in connection with the sublease.

 Capital Lease Arrangement

  In connection with a lease line agreement, the Company issued to Target a warrant to purchase 10,427 shares of the Company's common stock. In December 1995 and February 1996, the outstanding capital lease obligation, plus accrued interest, was converted into shares of Series D convertible preferred stock, which was converted into 254,403 shares of common stock upon completion of the Company's initial public offering.

7. Subsequent Events

  In January 1999, the Company reduced its full-time workforce by approximately 30% and its temporary workforce by 75% in order to align available cash resources and projected expenses. The reductions affected all functional areas of the Company. The restructuring cost were approximately $300,000.

                                 CARDIMA, INC.

  Additionally in January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid $490,388. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement were $14.4 million.