Form 10-K405/A
period 1998-12-31
CARDIMA INC
filed 1999-03-23
CIK 1022570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE
                               ----------------

Cardima is filing this amendment to Form 10-K for one typographical error on page F-8, footnote number 1, sub section "Net Loss Per Share" and one addition to page 38, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K. The net loss for 1998 and 1997 were stated incorrectly as $6,186,000 and $2,272,000, respectively. The correct net loss for 1998 and 1997 is $16,186,000 and $12,272,000, respectively.

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

  (b) Reports on Form 8-K:

    On Demcember 24, 1998, the Company filed a report on Form 8-K with an attached communication to its stockholders.

                                   SIGNATURES

                                FOR FORM 10-K/A

  Pursuant to the requirements of the Securities Exchange Act of 2334, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 1999                      Cardima, Inc.

                                          /s/ Phillip C. Radlick, Ph.D.
                                          _____________________________________
                                          PHILLIP C. RADLICK, Ph.D.
                                          President, Chief Executive Officer
                                           and Director

  Pursuant to the requirements of the Securities Exchange Act of 2334, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                         TITLE                      DATE

  /s/ Phillip C. Radlick,    President, Chief Executive      March 23, 1999
           Ph.D.             Officer and Director         ---------------------
---------------------------  (Principal Executive
 Phillip C. Radlick, Ph.D.   Officer)

  /s/ Ronald E. Bourquin     Vice President and Chief        March 23, 1999
---------------------------  Financial Officer            ---------------------
    Ronald E. Bourquin       (Principal Financial and
                             Accounting Officer)

 /s/ Michael J.F. Du Cros    Director                        March 23, 1999
---------------------------                               ---------------------
   Michael J.F. Du Cros

 /s/ Neville J. Jeharajah    Director                        March 23, 1999
---------------------------                               ---------------------
   Neville J. Jeharajah

    /s/ Gabriel B. Vegh      Executive Vice President,       March 23, 1999
---------------------------  Chief Operating Officer      ---------------------
      Gabriel B. Vegh        and Director

 /s/ Charles P. Waite, Jr.   Director                        March 23, 1999
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

  The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1998     1997      1996
                                                     -------  -------  --------
   Net loss........................................  $16,186  $12,272  $  7,754
                                                     =======  =======  ========
     Weighted average shares of common stock
      outstanding..................................    8,239    4,642        72
     Weighted average unvested common shares issued
      subject to repurchase agreements.............       --       --        --
                                                     -------  -------  --------
   Shares used to compute basic and diluted net
    loss per share.................................    8,239    4,642        72
                                                     =======  =======  ========
   Basic and diluted net loss per share............  $ (1.96) $ (2.64) $(107.69)
                                                     =======  =======  ========

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

  Pro forma basic and diluted net loss per share information is as follows (in thousands except per share data):

                                                                    Year Ended
                                                                   December 31,
                                                                   ------------
                                                                       1997
                                                                       ----
   Shares used in computing basic and diluted net loss per
    share........................................................      4,642
                                                                      ------
   Adjusted to reflect assumed conversion of preferred stock from the date of issuance through the initial public offering in
    June 1997....................................................      1,454
                                                                      ------
   Shares used in computing pro forma basic and diluted loss per
    share........................................................      6,096
                                                                      ------
   Pro forma basic and diluted net loss per share................     $(2.01)
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