Form 10-Q
period 1999-03-31
CARDIMA INC
filed 1999-05-12
CIK 1022570

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1999

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                       Commission File Number: 0-22419
                                               -------

                                CARDIMA, INC.

           (Exact name of registrant as specified in its charter)


             Delaware                                        94-3177883
---------------------------------                  ----------------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


    47266 Benicia Street, Fremont, CA                        94538-7330
(Address of  Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.    X   Yes        No
                                    -----      -----

As of April 30, 1999, there were 16,249,310 shares of Registrant's Common Stock outstanding.

                                CARDIMA, INC.

                                    INDEX

PART I. FINANCIAL INFORMATION........................................................... 3

 ITEM 1.  FINANCIAL STATEMENTS.......................................................... 3
  Balance Sheets as of March 31, 1999 and December 31, 1998............................. 3
  Statements of Operations for the three months ended March 31, 1999 and 1998........... 4
  Statements of Cash Flows for the three months ended March 31, 1999 and 1998........... 5
  NOTES TO FINANCIAL STATEMENTS......................................................... 6
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.................................................................. 8
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................16

PART II. OTHER INFORMATION..............................................................17

 ITEM 1. LEGAL PROCEEDINGS..............................................................17
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................................17
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................17
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................17
 ITEM 5. OTHER INFORMATION..............................................................17
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................18

SIGNATURES..............................................................................19

INDEX TO EXHIBITS FOR FORM 10-Q.........................................................20

 EXHIBIT 27.1...........................................................................21

                                 CARDIMA, INC.
                                BALANCE SHEETS
                      (In thousands except share amounts)

                                                                                                          (1)
                                                                                   March 31,          December 31,
                                                                                     1999                1998
                                                                              ------------------  ------------------
ASSETS                                                                            (unaudited)
Current Assets:
        Cash and cash equivalents                                                       $  7,315            $    645
        Short-term investments                                                             3,480                   -
        Restricted cash                                                                       81                 105
        Accounts receivable, net of allowances for doubtful accounts
              of $ 45 at March 31, 1999 and $ 41 at December 31, 1998                        589                 512
        Inventories                                                                        1,975               1,977
        Other current assets                                                                 288                 366
                                                                              ------------------  ------------------
              Total current assets                                                        13,728               3,605

Property and equipment, net                                                                3,078               2,998
Other assets                                                                                 424                 680
                                                                              ------------------  ------------------

Total assets                                                                            $ 17,230            $  7,283
                                                                              ==================  ==================

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
        Accounts payable                                                                $  1,444            $  2,286
        Accrued compensation                                                                 933               1,032
        Other current liabilities                                                            105                  76
        Notes payable                                                                          -                   -
        Capital lease obligation - current portion                                           878                 903
        Line of credit obligation - current portion                                          999                 817
                                                                              ------------------  ------------------
                                                                                           4,359               5,114

Deferred rent                                                                                 29                  42
Capital lease obligation - noncurrent portion                                              1,059               1,120
Line of Credit obligation - noncurrent portion                                             1,923               2,183
Stockholders' equity
  Common stock, $0.001 par value; 25,000,000 shares authorized,
        16,238,021 shares issued and outstanding at Mar. 31, 1999,
        8,352,296 at December 31, 1998; at amount paid in                                 60,312              45,910
        Deferred compensation                                                               (415)               (478)
        Accumulated deficit                                                              (50,037)            (46,608)
                                                                              ------------------  ------------------
              Total stockholders' equity (net capital deficiency)                          9,860              (1,176)
                                                                              ------------------  ------------------
                                                                                        $ 17,230             $ 7,283
                                                                              ==================  ==================

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998. See accompanying notes to financial statements.

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                             Three months ended March 31,
                                                                    ----------------------------------------------
                                                                             1999                     1998
                                                                    ---------------------    ---------------------
Net sales                                                                        $    775                 $    501
Cost of goods sold                                                                    677                      748
                                                                    ---------------------    ---------------------

        Gross profit                                                                   98                     (247)

Operating expenses:
        Research and development                                                    1,637                    1,663
        Selling, general and administrative                                         1,849                    2,047
                                                                    ---------------------    ---------------------

              Total operating expenses                                              3,486                    3,710
                                                                    ---------------------    ---------------------

Operating loss                                                                     (3,388)                  (3,957)

Interest  and other income                                                             99                      144
Interest expense                                                                     (140)                     (36)
                                                                    ---------------------    ---------------------

Net loss                                                                         $ (3,429)                $ (3,849)
                                                                    =====================    =====================

Net loss per share                                                               $  (0.24)                 $ (0.47)
                                                                    =====================    =====================

Shares used in computing net loss per share                                        14,178                    8,137
                                                                    =====================    =====================



                See accompanying notes to financial statements

                                 CARDIMA, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                  Three months ended March 31,
                                                                                              ------------------------------------
                                                                                                   1999                 1998
                                                                                              ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                        ($3,429)             ($3,849)

      Adjustments to reconcile net loss to net cash provided by operations:
          Depreciation and amortization                                                                   307                  192
          Amortization of deferred compensation                                                            63                   64
          Loss on disposal of assets                                                                        5                    5
      Changes in operating assets and liabilities:
          Accounts receivable                                                                             (77)                 (83)
          Inventories                                                                                       2                  (67)
          Other current assets                                                                             78                   39
          Restricted cash                                                                                  24                   22
          Notes Receivable                                                                                 (5)                  (5)
          Other assets                                                                                     94                  (44)
          Accounts payable                                                                               (842)                 (13)
          Accrued employee compensation                                                                   (99)                 191
          Other current liabilities                                                                        29                  (45)
          Deferred rent                                                                                   (13)                 (12)
                                                                                              ---------------      ---------------
              Net cash used in operating activities                                                    (3,863)              (3,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                                                              (6,993)                (507)
      Maturities and sales of short-term investments                                                    3,513                3,541
      Capital expenditures                                                                               (227)                (192)
      Proceeds from disposal of assets                                                                      2                    -
                                                                                              ---------------      ---------------
          Net cash used in investing activities                                                        (3,705)               2,842

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital leases                                                            (236)                (160)
      Payments under notes payments                                                                         -                   (7)
      Payments under credit line                                                                          (78)                   -
      Net proceeds from sale of common stock                                                           14,402                  147
      Proceeds from sale/leaseback of capital equipment                                                   150                  323
                                                                                              ---------------      ---------------
          Net cash provided by financing activities                                                    14,238                  303
                                                                                              ---------------      ---------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                                     6,670                 (460)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                              645                8,578
                                                                                              ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                                 $7,315               $8,118
                                                                                              ===============      ===============


                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

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

The operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   PRIVATE PLACEMENT

In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors yielding net proceeds of $14,300,000 after commissions and other expenses of the offering. As compensation to the placement agent for this transaction, the Company paid $490,388 in commissions, issued 354,806 shares of its common stock and issued 750,000 warrants to purchase 750,000 shares of common stock at an exercise price of $2.20 per share.

3.   COMPANY RESTRUCTURING

On January 14, 1999, the Company reduced its workforce by approximately 30% in order to align available cash resources with projected expenses. The reductions affected all functional areas of the Company. As a result of the reduced workforce and normal attrition, the Company had 82 full-time employees at March 31, 1999, 13 of whom were engaged directly in research and new product development, 10 in regulatory affairs, quality assurance and clinical activities, 31 in manufacturing, 14 in sales and marketing and 14 in finance and administration.

                                  (Unaudited)

4.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):


                                                       March 31,                   December 31,
                                                         1999                         1998/1/
                                                 -------------------          -------------------
Inventories:
      Raw materials                                          $   548                      $   502
       Work-in-process                                           131                          217
       Finished goods                                          1,296                        1,258
                                                 -------------------          -------------------
                                                             $ 1,975                      $ 1,977
                                                 ===================          ===================

Property and equipment:
       Equipment                                               5,368                        5,054
       Leasehold improvements                                    115                          107
                                                 -------------------          -------------------
                                                             $ 5,483                      $ 5,161
       Less accumulated depreciation                          (2,405)                      (2,163)
                                                 -------------------          -------------------
                                                             $ 3,078                      $ 2,998
                                                 ===================          ===================


5.   NET LOSS PER SHARE

Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, convertible preferred stock, warrants, and stock options from the computation of basic and diluted earnings per share because all such securities are anti dilutive for all periods presented.

--------
1 The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

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


OVERVIEW

Since its incorporation, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $5.6 million from inception to March 31,
1999.   Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder(TM) and Tracer(TM) microcatheter systems for diagnosing VT and the Revelation(TM) microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. In January 1997, the Company received 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. The Company derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. To date, the Company's international sales have been made primarily through distributors and United States sales have been made through a direct sales force, who sell the Company's products to physicians and hospitals.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and its Revelation and Revelation Tx microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. In July 1998, the Company received 510(k) clearance for the Vueport balloon guiding catheter. The Company currently is seeking 510(k) clearance for its Tracer mapping catheter and its Naviport deflectable tip guiding catheter. There can be no assurance that such clearance will be received for either product. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for the treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF and Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the

Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - MARCH 31, 1999 AS COMPARED TO MARCH 31, 1998

Net Sales

Net sales for the quarter ended March 31, 1999 increased 55% to $775,000 from $501,000 for the same period in 1998. The increase in net sales was primarily due to international sales of the Revelation and Revelation Tx products, which received CE Mark approval in August and December of 1998, respectively. International sales for the quarter ended March 31, 1999 increased 238% to $440,000 from $130,000 in the same period in 1998. United States sales for the quarter ended March 31, 1999 decreased 10% to $335,000 from $371,000 in the same period in 1998. The decrease in the U. S. is primarily due to the shift in sales support to help launch the Revelation Tx in Europe.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 1999 decreased 9% to $677,000 from $748,000 for the same period in 1998. The decrease was due primarily to the reduced expenses as a result of the reduction in workforce in January 1999.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended March 31, 1999 decreased 2% to $1,637,000 from $1,663,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and the Company's efforts to focus on key research and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 1999 decreased 10% to $1,849,000 from $2,047,000 for the same period in 1998. Selling expenses for the quarter ended March 31, 1999 decreased 4% to $907,000 from $940,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999. General and administrative expenses for the quarter ended March 31, 1999 increased 2% to $682,000 from $666,000 for the same period in 1998. Marketing expenses for the quarter ended March 31, 1999 decreased 41% to $260,000 from $441,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and decreased expenses for trade shows.

Interest and Other Income

Interest and other income for the quarter ended March 31, 1999 decreased to $99,000 from $144,000 in the same period in 1998. The decrease was due primarily to lower balances in short term investments.

Interest Expense

Interest expense for the quarter ended March 31, 1999 increased to $140,000 from $36,000 in the same period in 1998. The increase is due primarily to higher borrowing levels for purchases of capital equipment and payments on the $3.0 million line of credit obtained in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $46,700,000 as of March 31, 1999, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, a private placement of common stock in January and February 1999, which resulted in net proceeds of approximately $14,300,000 and equipment leases, to finance certain capital equipment which have provided proceeds in the amount of $3,700,000. As of March 31, 1999, the Company had approximately $10,800,000 in cash, cash equivalents and short-term investments.

Net cash used in operating activities was approximately $3,900,000 and $3,600,000 for the three months ended March 31, 1999 and 1998, respectively, the increase was primarily due to increased disbursement of Accounts Payable subsequent to the private placement funds being received. Net cash used in investing activities of $3,700,000, for the three months ended March 31, 1999, was used primarily for purchases of short-term investments and capital expenditures. Net cash provided by investing activities was $2,800,000 for the three months ended March 31, 1998, which was attributable primarily to the maturity of short-term investments. Net cash provided by financing activities was approximately $14,200,000 and $300,000 for the three months ended March 31, 1999 and 1998, respectively, resulting primarily from the sale of equity securities in private placement transactions and proceeds from bridge loans and the line of credit during such periods.

In February 1998, the Company entered into an equipment lease that permits the Company up to $1,500,000 of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In June 1998, the Company secured a $3,000,000 line of credit which may be used for general working capital purposes. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors yielding net proceeds of approximately $14,300,000 after commissions and other expenses of the offering. As compensation to the placement agent for this transaction, the Company paid $490,388 in commissions, issued 354,806 shares of its common stock and issued 750,000 warrants to purchase 750,000 shares of common stock at an exercise price of $2.20 per share. The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash along with proceeds from the private placement will be sufficient to meet the

Company's cash requirements through 1999. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue on the Company's Operations

Many existing computer programs and devices with imbedded date/time chips use only two digits to identify a year in the date field. These programs and devices were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has completed an assessment of the potential impact of the Year 2000 Issue on its operations and concluded they are not materially affected by the Year 2000 Issue. The Company has evaluated its financial and accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. A corporate-wide inventory of computer applications has been performed by the Company and the Company has remedied any issues. The Company's facilities manager has determined that there is no impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. The Company has sent out surveys to all third parties and has received responses from 60% of them. Not all third parties are compliant as of yet and the Company will be sending out follow-up letters sometime in August 1999. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has utilized only internal resources to test and replace software for Year 2000 modifications. All of the replacement software were upgrades already purchased for other reasons. Therefore, the Company has not incurred any additional costs in researching and resolving any Year 2000 issues.

The Company currently has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in August 1999 and determine whether such a plan is necessary.

Year 2000 Disclosure Chart
                               Resolution Phases

------------------------------------------------------------------------------------------------------------------------------------

                             Assessment                  Remediation                  Testing                   Implementation
------------------------------------------------------------------------------------------------------------------------------------

Information Technology       100 % Complete              100% Complete                100% Complete             100% Complete
------------------------------------------------------------------------------------------------------------------------------------


Operating Equipment
 with Embedded Chips         100% Complete               100% Complete                100% Complete             100% Complete
 or Software
------------------------------------------------------------------------------------------------------------------------------------


Products                     Not Applicable              Not Applicable               Not Applicable            Not Applicable

------------------------------------------------------------------------------------------------------------------------------------


3rd Party               100% Complete for system      100% Complete for system   100% Complete for system   100% Complete for system
                        interface; 60% Complete for   interface                  interface                  interface
                        all other material
                        exposures.

                        Expected completion date for
                        surveying all third parties,
                        September 1999
------------------------------------------------------------------------------------------------------------------------------------


ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We have a history of losses. Our ability to achieve or, if achieved, sustain profitability, is highly uncertain.

We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. We had net losses of approximately $16.2 million, $12.3 million and $7.8 million for the fiscal years ended 1998, 1997 and 1996, respectively. As of March 31, 1999, we had an accumulated deficit of approximately $50.0 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that we will ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

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

In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, private placement in January and February 1999, and loan-facilities. As of March 31, 1999, cash, cash equivalents and short-term investments totaled $10.8 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          None.

ITEM 2.   Changes in Securities and Use of Proceeds

          In January 1999 and February 1999, the Company sold an aggregate of 7,500,000 shares of Common Stock at $2.00 per share to certain accredited investors in a private placement transaction. The exemption from registration claimed for the private placement was pursuant to Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Sunrise Securities Corporation acted as the placement agent for the Company in the transaction. The private placement resulted in gross proceeds to the Company of $15,000,000. As compensation to the placement agent for this transaction, the Company paid $490,388 in commissions, issued 354,806 shares of its Common Stock and issued 750,000 warrants. The warrants are exercisable for 750,000 shares of Common stock at an exercise price of $2.20 per share. The Company incurred $170,279 in expenses related to other expenses of the offering. The net proceeds of the private placement, after deducting the foregoing expenses, were approximately $14,300,000.

          On March 19, 1999, a Registration Statement on Form S-3 (No. 333-74753) was filed with the Securities and Exchange Commission pursuant to which the Company proposes to register 8,604,806 shares of Common Stock (which includes Common Stock issuable upon exercise of the warrants) for sale to the public by the certain accredited investors and the placement agent.

          As of March 31, 1999, the Company has used approximately $3,500,000 of the net proceeds from the private placement to fund ongoing operations.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits.
          (b) On January 27, and February 10, 1999, the Company filed reports on Form 8-K.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 12, 1999                 CARDIMA, INC.


                                        /s/   Phillip C. Radlick, Ph.D.
                                        ---------------------------------------
                                         PHILLIP C. RADLICK, Ph.D.
                                         President, Chief Executive Officer and
                                         Director


                                        /s/   Ronald E. Bourquin
                                        ---------------------------------------
                                         RONALD E. BOURQUIN
                                         Vice President, Chief Financial Officer
                                         and Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   27.1        Financial Data Schedule