Form 10-Q
period 1999-06-30
CARDIMA INC
filed 1999-08-16
CIK 1022570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _________________  to _____________________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                       94-3177883
----------------------------------                    ------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                    Identification No.)


   47266 Benicia Street, Fremont, CA                    94538-7330
(Address of  Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X      Yes          No
                                    -----------      -------

As of July 31, 1999, there were 16,283,211 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION.............................................................................     3

  ITEM 1. FINANCIAL STATEMENTS............................................................................     3

       Balance Sheets as of June 30, 1999 and December 31, 1998...........................................     3

       Statements of Operations for the three and six months ended June 30, 1999 and 1998.................     4

       Statements of Cash Flows for the six months ended June 30, 1999 and 1998...........................     5

       NOTES TO FINANCIAL STATEMENTS......................................................................     6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........     9

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK..................................    18

PART II. OTHER INFORMATION................................................................................    19

  ITEM 1. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................    19

  ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K................................................................    19

SIGNATURES................................................................................................    20

INDEX TO EXHIBITS FOR FORM 10-Q...........................................................................    21

  EXHIBIT 27.1............................................................................................    22

                                 CARDIMA, INC.

                                BALANCE SHEETS
                      (In thousands except share amounts)


                                                                                         June 30,              December 31,
                                                                                          1999                    1998
                                                                                  -------------------     -------------------
                                                                                       (unaudited)                 (1)
ASSETS
Current assets:
      Cash and cash equivalents                                                              $  2,894                $    645
      Short-term investments                                                                    3,995                       -
      Restricted cash                                                                              81                     105
      Accounts receivable, net of allowances for doubtful accounts of
         $ 41 at June 30, 1999 and $ 41 at December 31, 1998                                      671                     512
      Inventories                                                                               1,705                   1,977
      Other current assets                                                                        276                     366
                                                                                  -------------------     -------------------

            Total current assets                                                                9,622                   3,605

Property and equipment, net                                                                     2,853                   2,998
Other assets                                                                                      436                     680
                                                                                  -------------------     -------------------
Total assets                                                                                 $ 12,911                $  7,283
                                                                                  ===================     ===================

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
      Accounts payable                                                                       $    985                $  2,286
      Accrued compensation                                                                        889                   1,032
      Other current liabilities                                                                   102                      76
      Capital lease obligation - current portion                                                  803                     903
      Line of credit obligation - current portion                                               1,028                     817
      Deferred rent                                                                                17                      42
                                                                                  -------------------     -------------------
                                                                                                3,824                   5,156

Capital lease obligation - noncurrent portion                                                     892                   1,120
Line of credit obligation - noncurrent portion                                                  1,655                   2,183

Stockholders' equity (net capital deficiency)
  Common stock, $0.001 par value; 25,000,000 shares authorized,
      16,249,310 shares issued and outstanding at June 30, 1999, 8,352,296
      at December 31, 1998; at amount paid in                                                  60,310                  45,910
      Deferred compensation                                                                      (351)                   (478)
      Accumulated deficit                                                                     (53,419)                (46,608)
                                                                                  -------------------     -------------------
           Total stockholders' equity (net capital deficiency)                                  6,540                  (1,176)
                                                                                  -------------------     -------------------
                                                                                             $ 12,911                $  7,283
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

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                       Three months ended                Six months ended
                                                            June 30,                         June 30,
                                                ------------------------------     ----------------------------
                                                        1999            1998             1999            1998
                                                -----------------   ----------     ---------------     --------

Net sales                                                 $   856      $   625             $ 1,631      $ 1,126
Cost of goods sold                                            576          595               1,253        1,343
                                                -----------------   ----------     ---------------     --------
        Gross profit                                          280           30                 378         (217)

Operating expenses:
        Research and development                            1,557        1,908               3,194        3,571
        Selling, general and administrative                 2,058        1,980               3,907        4,027
                                                -----------------   ----------     ---------------     --------

                 Total operating expenses                   3,615        3,888               7,101        7,598
                                                -----------------   ----------     ---------------     --------

Operating loss                                             (3,335)      (3,858)             (6,723)      (7,815)

Interest and other income                                      84          110                 183          254
Interest expense                                             (131)         (40)               (271)         (76)
                                                -----------------   ----------     ---------------     --------

Net loss                                                  $(3,382)     $(3,788)            $(6,811)     $(7,637)
                                                =================   ==========     ===============     ========

Net loss per share                                         $(0.21)      $(0.46)             $(0.45)      $(0.94)
                                                =================   ==========     ===============     ========

Shares used in computing net loss per share                16,248        8,186              15,213        8,160
                                                =================    =========     ===============     ========


                See accompanying notes to financial statements

                                 CARDIMA, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                                     Six months ended June 30,
                                                                                             ---------------------------------------
                                                                                                    1999                  1998
                                                                                             ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    ($6,811)              ($7,637)

     Adjustments to reconcile net loss to net cash provided by operations:
          Depreciation and amortization                                                              604                   415
          Amortization of deferred compensation                                                      127                   127
          Loss on disposal of assets                                                                   5                    12

     Changes in operating assets and liabilities:
          Accounts receivable                                                                       (159)                 (187)
          Inventories                                                                                272                  (543)
          Other current assets                                                                        90                    28
          Restricted cash                                                                             24                    22
          Notes receivable                                                                           (10)                    -
          Other assets                                                                                70                   (17)
          Accounts payable                                                                        (1,301)                  142
          Accrued employee compensation                                                             (143)                   15
          Other current liabilities                                                                   26                   (43)
          Deferred rent                                                                              (25)                  (24)
                                                                                            ------------     -----------------
              Net cash used in operating activities                                               (7,231)               (7,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                         (14,031)                 (517)
     Maturities and sales of short-term investments                                               10,036                 4,787
     Capital expenditures                                                                           (282)                 (342)
     Proceeds from disposal of assets                                                                  2                     -
                                                                                            ------------     -----------------
          Net cash (used in) provided by investing activities                                     (4,275)                3,928

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                                        (478)                 (332)
     Payments under notes payments                                                                     -                    (7)
     Payments under line of credit                                                                  (317)                    -
     Net proceeds from sale of common stock                                                       14,400                   194
     Proceeds from sale/leaseback of capital equipment                                               150                   341
                                                                                            ------------     -----------------
          Net cash provided by financing activities                                               13,755                   196
                                                                                            ------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2,249                (3,566)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       645                 8,578
                                                                                            ------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  2,894              $  5,012
                                                                                            ============     =================

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

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

The operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.  PRIVATE PLACEMENT

In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors yielding net proceeds of approximately $14,400,000 after commissions and other expenses of the offering. As compensation to the placement agent for this transaction, the Company paid $490,388 in commissions, issued 354,806 shares of its common stock and issued warrants to purchase 750,000 shares of common stock at an exercise price of $2.20 per share.

3.  COMPANY RESTRUCTURING

On January 14, 1999, the Company reduced its workforce by approximately 30%.
The reductions affected all functional areas of the Company. As a result of the reduced workforce and normal attrition, the Company had 82 full-time employees at June 30, 1999, 11 of whom were engaged directly in research and new product development, 9 in regulatory affairs, quality assurance and clinical activities, 31 in manufacturing, 18 in sales and marketing and 13 in finance and administration.

                                  (Unaudited)

4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of June 30, 1999. There were no realized gains or losses experienced in the six months ended June 30, 1999. The fair value of investments is based on quoted market prices at June 30, 1999. The fair value of these securities approximated the amortized cost at June 30, 1999. Cash, cash equivalents and short-term investments at June 30, 1999 consist of the following (in thousands):

          Cash and cash equivalents:
            Cash............................      $  218
            Money market funds..............       2,180
                                            ------------
                                                   2,398
            Available for sale securities
             commercial paper...............         496

                                            ------------
            Total cash and cash equivalents.      $2,894
                                            ============
          Short-term investments:
          Commercial paper..................      $1,991
          Auction Securities................       2,004
                                            ------------
            Available for sale securities...      $3,995
          Certificate of deposit............           0
                                            ------------
            Total short-term investments....      $3,995
                                            ============
          Restricted investments:
            Restricted certificate of                $81
             deposit........................
                                            ============

     The restricted certificate of deposit is being held as collateral by a financial institution against a letter of credit for the Company's primary facilities in Fremont, California.

                                  (Unaudited)

5.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):


                                                        June 30,                   December 31,
                                                          1999                        1998/1/
                                                 -------------------          -------------------
Inventories:
       Raw materials                                         $   561                      $   502
       Work-in-process                                           139                          217
       Finished goods                                          1,005                        1,258
                                                 -------------------          -------------------
                                                             $ 1,705                      $ 1,977
                                                 ===================          ===================

Property and equipment:
       Equipment                                               5,423                        5,054
       Leasehold improvements                                    115                          107
                                                 -------------------          -------------------
                                                             $ 5,538                      $ 5,161
       Less accumulated depreciation                          (2,685)                      (2,163)
                                                 -------------------          -------------------
                                                             $ 2,853                      $ 2,998
                                                 ===================          ===================

--------------
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

6.  NET LOSS PER SHARE

Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, convertible preferred stock, warrants, and stock options from the computation of basic and diluted earnings per share because all such securities are anti dilutive for all periods presented.

7.  COMPREHENSIVE LOSS

The Company has no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Some of these factors include the Company's ability to conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.


OVERVIEW

Since its incorporation, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $6.5 million from inception to June 30,
1999.   Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder(TM) and Tracer(TM) microcatheter systems for diagnosing ventricular tachycardia (VT) and the Revelation(TM) microcatheter system for diagnosing atrial fibrillation (AF), as well as ancillary products such as the Venaport(TM) guiding catheters. In January 1997, the Company received 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. The Company derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. The United States sales have been made through a direct sales force. Beginning in 1997, Cardima began to supplement its distributor organization in Europe with a direct sales organization in Germany, France, Austria and Switzerland. This sales force sells the Company's products directly to physicians and hospitals.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT, its Vueport(TM) and Naviport(TM) guiding catheters, and its Revelation and Revelation Tx microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. In July 1998, the Company received 510(k) clearance to market the Vueport balloon guiding catheter and the Pathfinder mini in the United States. The Company received 510(k) clearance for its Tracer hollow lumen mapping microcatheter in May 1999 and the 510(k) clearance for its Naviport deflectable tip guiding catheter in August 1999. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for the treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF and Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED 1999 AND 1998

Net Sales

Net sales for the quarter ended June 30, 1999 increased 37% to $856,000 from $625,000 for the same period in 1998. Net sales for the six month period ended June 30, 1999 increased 45% to $1,631,000 from $1,126,000 for the same period in 1998. The increase in net sales was primarily due to international sales of the Revelation and Revelation Tx products, which received CE Mark approval in August and December of 1998, respectively. International sales for the quarter ended June 30, 1999 increased 122% to $390,000 from $176,000 in the same period in 1998. International sales for the six month period ended June 30, 1999 increased 171% to $830,000 from $306,000 in the same period in 1998. United States sales for the quarter ended June 30, 1999 increased 4% to $466,000 from $449,000 in the same period in 1998. The increase in sales was primarily due to the sales of the Vueport which received 510(k) clearance in July 1998. United States sales for the six month period ended June 30, 1999 decreased 2% to $801,000 from $820,000 in the same period in 1998 as the Company focused sales efforts in Europe.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 1999 decreased 3% to $576,000 from $595,000 for the same period in 1998. Cost of goods sold for the six month period ended June 30, 1999 decreased 7% to $1,253,000 from $1,343,000 for the same period in 1998. The decrease was due primarily to the reduced expenses as a result of the reduction in workforce in January 1999.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended June 30, 1999 decreased 18% to $1,557,000 from $1,908,000 for the same period in 1998. Research and development expenses for the six month period ended June 30, 1999 decreased 11% to $3,194,000 from $3,571,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and the Company's efforts to focus on key research and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 1999 increased 4% to $2,058,000 from $1,980,000 for the same period in 1998.
Selling, general and administrative expenses for the six month period ended June 30, 1999 decreased 3% to $3,907,000 from $4,027,000 for the same period in 1998. Selling expenses for the quarter ended June 30, 1999 increased 30% to $1,107,000 from $853,000 for the same period in 1998. Selling expenses for the six month period ended June 30, 1999 increased 12% to $2,014,000 from $1,793,000 for the same period in 1998. These increases were due primarily to partially refocusing some of the domestic sales force efforts on the European market as a result of receiving CE Mark approval for the Revelation and Revelation Tx products in August and December of 1998, respectively. General and administrative expenses for the quarter ended June 30, 1999 increased 8% to $667,000 from $620,000 for the same period in 1998. General and administrative expenses for the six month period ended June 30, 1999 increased 5% to $1,349,000 from $1,286,000 for the same period in 1998. The increase was due primarily to the European launch of the Revelation Tx. Marketing expenses for the quarter ended June 30, 1999 decreased 44% to $284,000 from $507,000 for the same period in 1998. Marketing expenses for the six month period ended June 30, 1999 decreased 43% to $544,000 from $948,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and decreased expenses for trade shows.

Interest and Other Income

Interest and other income for the quarter ended June 30, 1999 decreased to $84,000 from $110,000 in the same period in 1998. Interest and other income for the six month period ended June 30, 1999 decreased to $183,000 from $254,000 in the same period in 1998. The decrease was due primarily to lower balances in short term investments.

Interest Expense

Interest expense for the quarter ended June 30, 1999 increased to $131,000 from $40,000 in the same period in 1998. Interest expense for the six month period ended June 30, 1999 increased to $271,000 from $76,000 in the same period in 1998. The increase is due primarily to higher borrowing levels for purchases of capital equipment and payments on the $3.0 million line of credit obtained in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $46,700,000 as of June 30, 1999, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds and equipment leases to finance acquisition of certain capital equipment which have provided proceeds in the amount of $3,700,000. As of June 30, 1999, the Company had approximately $6,900,000 in cash, cash equivalents and short-term investments.

Net cash used in operating activities was approximately $7,200,000 and $7,700,000 for the six months ended June 30, 1999 and 1998, respectively, the decrease was primarily due to the decrease in net loss in the six months ended June 30, 1999. Net cash used in investing activities of $4,300,000, for the six months ended June 30, 1999, was used primarily for purchases of short-term investments and capital expenditures. Net cash provided by investing activities was $3,900,000 for the six months ended June 30, 1998, which was attributable primarily to the maturity of short-term investments. Net cash provided by financing activities was approximately $13,800,000 and $200,000 for the six months ended June 30, 1999 and 1998, respectively, resulting primarily from the sale of equity securities in private placement transactions and proceeds from bridge loans and the line of credit during such periods.

In February 1998, the Company entered into an equipment lease agreement that permits the Company up to $1,500,000 of financing for the purchase of office and manufacturing equipment, software and custom-built equipment. In June 1998, the Company secured a $3,000,000 line of credit which may be used for general working capital purposes. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors yielding net proceeds of approximately $14,400,000 after commissions and other expenses of the offering. As compensation to the placement agent for this transaction, the Company paid $490,388 in commissions, issued 354,806 shares of its common stock and issued warrants to purchase 750,000 shares of common stock at an exercise price of $2.20 per share.

The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development and manufacturing, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash and investments will be sufficient to meet the Company's cash requirements through the end of 1999. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue on the Company's Operations

Many existing computer programs and devices with imbedded date/time chips use only two digits to identify a year in the date field. These programs and devices were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has completed an assessment of the potential impact of the Year 2000 Issue on its operations and concluded they are not materially affected by the Year 2000 Issue. The Company has evaluated its financial, accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. A corporate-wide inventory of computer applications has been performed by the Company and the Company has remedied any issues. The Company's facilities manager has determined that there is no impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. The Company has sent out surveys to all third parties and has received responses from approximately 60% of them. Not all third parties are compliant as of yet and the Company will be sending out follow-up letters sometime in August 1999. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has utilized only internal resources to test and replace software for Year 2000 modifications. All of the replacement software were upgrades already purchased for other reasons. Therefore, the Company has not incurred any additional costs in researching and resolving any Year 2000 issues.

The Company currently has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in September 1999 and determine whether such a plan is necessary.

Year 2000 Disclosure Chart
                               Resolution Phases


                       Assessment                    Remediation                  Testing                 Implementation
Information
  Technology          100% Complete                 100% Complete              100% Complete               100% Complete
-----------------------------------------------------------------------------------------------------------------------------------
Operating Equipment
 with Embedded        100% Complete                 100% Complete              100% Complete               100% Complete
 Chips or Software
-----------------------------------------------------------------------------------------------------------------------------------
Products              Not Applicable                Not Applicable             Not Applicable              Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
3rd Party
                      100% Complete for system      100% Complete for system   100% Complete for system    100% Complete for system
                      interface; approximately      interface                  interface                   interface
                      60% complete for all other
                      material exposures.

                      Expected completion date for
                      surveying all third parties,
                      September 1999
-----------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We have a history of losses. Our ability to achieve or, if achieved, sustain profitability, is highly uncertain.

We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. We had net losses of approximately $16.2 million, $12.3 million and $7.8 million for the fiscal years ended 1998, 1997 and 1996, respectively. As of June 30, 1999, we had an accumulated deficit of approximately $53.4 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that we will ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

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

In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of June 30, 1999, cash, cash equivalents and short-term investments totaled $6.9 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products, will be sufficient to fund our operating expenses, debt obligations and capital requirements through 1999.

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

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings, if any, for reinvestment in our business. Our credit agreement requires the approval of our bank to declare or pay cash dividends.

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

Our ability to operate successfully depends in significant part upon the continued service of key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel.

ITEM 3 Quantitative and Qualitative Disclosures about the Market Risk

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.

     The Company mitigates default risk by investing in safe and high credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations. All investments mature, by policy, in one year or less.


                                                                                                                   Fair Value
(in thousands)                         1999          2000          2001          2002       2003        Total       6/30/99
Assets:
Cash equivalents
Fixed rate                           $2,398           $--           $--           $--        $--       $2,398       $  2,398
  Average interest rate                3.75%

Available-for-sale investments
  Fixed rate                            496            --            --            --         --          496            496
  Average interest rate                5.09%

Total investments
  Securities                          3,995            --            --            --         --        3,995          3,995
  Average interest rate                5.01%

Long-Term Debt:
  Fixed rate                            872         1,682         1,592           232         --        4,378          4,378
  Average interest rate                9.48%         9.43%         9.38%         9.26%

PART II.  OTHER INFORMATION


ITEM 1.  Submission of Matters to a Vote of Security Holders

         (a) On June 23, 1999, the Registrant held its Annual Meeting of Stockholders.

         (b) As listed below, all of management's nominees for directors were elected at the meeting:


              Name of Nominee                     No. of Votes For          No. of Votes Against        No. of Votes Abstain
-------------------------------------------------------------------------------------------------------------------------------
Michael J.F. Du Cros                                10,142,441                      39,460                           0
Neville J. Jeharajah                                10,142,441                      39,460                           0
Phillip C. Radlick, Ph.D.                           10,142,441                      39,460                           0
Gabriel B. Vegh                                     10,142,441                      39,460                           0
Charles P. Waite, Jr.                               10,141,906                      39,995                           0
-------------------------------------------------------------------------------------------------------------------------------

         (1) The proposal to amend the Company's 1993 Stock Option Plan to increase the numbers of shares reserved for issuance thereunder by 2,000,000 was approved with 7,681,961 shares voting in favor, 246,227 voting against, 92,011 shares abstaining.

         (2) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified with 10,105,472 shares voting in favor, 18,972 voting against, 57,457 shares abstaining.


ITEM 2.  Exhibits and Reports on Form 8-K

         (a) Exhibits - See Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 16, 1999           CARDIMA, INC.


                                  /s/   Phillip C. Radlick, Ph.D.
                                -----------------------------------------------
                                PHILLIP C. RADLICK, Ph.D.
                                President, Chief Executive Officer and Director

                                  /s/   Ronald E. Bourquin
                                -----------------------------------------------
                                RONALD E. BOURQUIN
                                Vice President, Chief Financial Officer and
                                Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   27.1        Financial Data Schedule