Form 10-Q
period 1999-09-30
CARDIMA INC
filed 1999-11-15
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1999

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to __________________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


          Delaware                                          94-3177883
----------------------------------                  ---------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)


47266 Benicia Street, Fremont, CA                            94538-7330
(Address of  Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.   X   Yes  ______ No
                                   -----

As of October 29, 1999, there were 16,283,211 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION...............................................................   3

 ITEM  1. FINANCIAL STATEMENTS..............................................................   3
  BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.............................   3
  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998..   4
  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998............   5
  NOTES TO FINANCIAL STATEMENTS.............................................................   6
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS................................................................................   9
 ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK....................  18

PART II. OTHER INFORMATION..................................................................  19

 ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K...................................................  19

SIGNATURES..................................................................................  20

INDEX TO EXHIBITS FOR FORM 10-Q.............................................................  21

 EXHIBIT 27.1...............................................................................  22

                                 CARDIMA, INC.
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                                  September 30,   December 31,
                                                                                                      1999           1998
                                                                                                  -------------   ------------
ASSETS                                                                                             (unaudited)        (1)
Current assets:
    Cash and cash equivalents                                                                      $     2,260     $      645
    Short-term investments                                                                               1,987              -
    Restricted cash                                                                                         55            105
    Accounts receivable, net of allowances for doubtful accounts
        of $64 at September 30, 1999 and $41 at December 31, 1998                                          618            512
    Inventories                                                                                          1,580          1,977
    Other current assets                                                                                   300            366
                                                                                                  -------------   ------------

        Total current assets                                                                             6,800          3,605

Property and equipment, net                                                                              2,720          2,998
Other assets                                                                                               472            680
                                                                                                  -------------   ------------

Total assets                                                                                       $     9,992     $    7,283
                                                                                                  =============   ============

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
    Accounts payable                                                                               $     1,153     $    2,286
    Accrued compensation                                                                                   915          1,032
    Other current liabilities                                                                               86             76
    Capital lease obligation - current portion                                                             909            903
    Line of credit obligation - current portion                                                          1,058            817
    Deferred rent                                                                                            5             42
                                                                                                  -------------   ------------

                                                                                                         4,126          5,156

Capital lease obligation - noncurrent portion                                                            1,050          1,120
Line of credit obligation - noncurrent portion                                                           1,379          2,183

Stockholders' equity (net capital deficiency)
    Common stock, $0.001 par value; 25,000,000 shares authorized, 16,283,211 shares issued
    and outstanding at September 30, 1999, 8,352,296 at December 31, 1998; at amount paid in            60,350         45,910
    Deferred compensation                                                                                 (288)          (478)
    Accumulated deficit                                                                                (56,625)       (46,608)
                                                                                                  -------------   ------------
       Total stockholders' equity (net capital deficiency)                                               3,437         (1,176)
                                                                                                  -------------   ------------
                                                                                                   $     9,992     $   7,283
                                                                                                  =============   ============

(1) The information in this column was derived from the Company's audited financial statements as of December 31, 1998. See accompanying notes to financial statements.

                                 CARDIMA, INC.

                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three months ended                   Nine months ended
                                                                 September 30,                        September 30,
                                                        ---------------------------------    ---------------------------------
                                                            1999               1998              1999               1998
                                                        --------------    ---------------    --------------     --------------
Net sales                                               $         913     $          643     $       2,544      $       1,769
Cost of goods sold                                                731                586             1,984              1,929
                                                        --------------    ---------------    --------------     --------------

    Gross profit                                                  182                 57               560               (160)

Operating expenses:
    Research and development                                    1,415              1,874             4,609              5,445
    Selling, general and administrative                         1,897              2,155             5,804              6,182
                                                        --------------    ---------------    --------------     --------------

          Total operating expenses                              3,312              4,029            10,413             11,627
                                                        --------------    ---------------    --------------     --------------

Operating loss                                                 (3,130)            (3,972)           (9,853)           (11,787)

Interest and other income                                          53                 30               236                284
Interest expense                                                 (129)               (80)             (400)              (156)
                                                        --------------    ---------------    --------------     --------------

Net loss                                                $      (3,206)    $       (4,022)    $     (10,017)     $     (11,659)
                                                        ==============    ===============    ==============     ==============

Net loss per share                                      $       (0.20)     $       (0.49)    $       (0.64)     $       (1.42)
                                                        ==============    ===============    ==============     ==============

Shares used in computing net loss per share                    16,272              8,286            15,566              8,204
                                                        ==============    ===============    ==============     ==============

                See accompanying notes to financial statements

                                 CARDIMA, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Nine months ended September 30,
                                                                                            ----------------------------------
                                                                                                1999                   1998
                                                                                            ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    ($10,017)              ($11,659)

  Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                                 907                    647
     Amortization of deferred compensation                                                         190                    190
     Loss on disposal of assets                                                                      7                     12
  Changes in operating assets and liabilities:
     Accounts receivable                                                                          (106)                  (126)
     Inventories                                                                                   397                 (1,296)
     Other current assets                                                                           66                   (111)
     Restricted cash                                                                                50                     87
     Notes receivable                                                                              (40)                   (15)
     Other assets                                                                                 (423)                   (91)
     Accounts payable                                                                           (1,133)                   642
     Accrued employee compensation                                                                (117)                   247
     Other current liabilities                                                                      10                    (42)
     Deferred rent                                                                                 (37)                   (36)
                                                                                            ------------          ------------
           Net cash used in operating activities                                               (10,246)               (11,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                       (19,044)                  (517)
     Maturities and sales of short-term investments                                             17,057                  4,786
     Capital expenditures                                                                          102                   (192)
     Proceeds from disposal of assets                                                                2                      -
                                                                                            ------------          ------------
        Net cash (used in) provided by investing activities                                     (1,883)                 4,077

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                                      (760)                  (525)
     Payments under notes payments                                                                   -                     (7)
     (Payments) proceeds under line of credit                                                     (563)                 3,000
     Net proceeds from sale of common stock                                                     14,440                    265
     Proceeds from sale/leaseback of capital equipment                                             627                    603
                                                                                            ------------          ------------
        Net cash provided by financing activities                                               13,744                  3,336
                                                                                            ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             1,615                 (4,138)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     645                  8,578
                                                                                            ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    2,260            $     4,440
                                                                                            ============          ============

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)

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

The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2. MANAGEMENT'S PLANS

As of September 30, 1999 the Company has approximately $4,200,000 in cash, cash equivalents and marketable securities, working capital of $2,674,000 and accumulated losses of $56,600,000. In the course of its development activities, the Company expects such losses to continue over the next several quarters. Management plans to continue to finance operations with a combination of revenue from product sales, funds from equity or debt offerings, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through the end of 1999.

3. PRIVATE PLACEMENT

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

4. COMPANY RESTRUCTURING

On January 14, 1999, the Company reduced its workforce by approximately 30%.
The reductions affected all functional areas of the Company. As a result of the reduced workforce and normal attrition, the Company had 84 full-time employees at September 30, 1999, 11 of whom were engaged directly in research and new product development, 10 in regulatory affairs, quality assurance and clinical activities, 33 in manufacturing, 17 in sales and marketing and 13 in finance and administration.

                                  (Unaudited)


5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of September 30, 1999. There were no realized gains or losses experienced in the nine months ended September 30, 1999. The fair value of investments is based on quoted market prices at September 30, 1999. The fair value of these securities approximated the amortized cost at September 30, 1999. Cash, cash equivalents and short-term investments at September 30, 1999 consist of the following (in thousands):


                   Cash and cash equivalents:
                     Cash............................        $  955
                     Money market funds..............           807
                                                       ------------
                                                              1,762
                   Available-for-sale securities:
                    Commercial paper.................           498

                                                       ------------
                     Total cash and cash equivalents.        $2,260
                                                       ============
                   Short-term investments:
                   Commercial paper..................        $  984
                   Auction securities................         1,003
                                                       ------------
                                                              1,987
                     Available-for-sale securities...
                   Certificate of deposit............             -
                     Total short-term investments....        $1,987
                                                       ============

                   Restricted investments:
                   Restricted certificate of
                      deposit........................        $   55
                                                       ============

The restricted certificate of deposit is being held as collateral by a financial institution against a letter of credit for the Company's primary facilities in Fremont, California.

                                  (Unaudited)


6. BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                                    September  30,                December 31,
                                                        1999                        1998/1/
                                                 -------------------          -------------------
Inventories:
       Raw materials                             $               558          $               502
       Work-in-process                                           143                          217
       Finished goods                                            879                        1,258
                                                 -------------------          -------------------
                                                 $             1,580          $             1,977
                                                 ===================          ===================

Property and equipment:
       Equipment                                               5,544                        5,054
       Leasehold improvements                                    108                          107
                                                 -------------------          -------------------
                                                 $             5,652          $             5,161
       Less accumulated depreciation and
       amortization                                           (2,932)                      (2,163)
                                                 -------------------          -------------------
                                                 $             2,720          $             2,998
                                                 ===================          ===================


7. NET LOSS PER SHARE

Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of diluted earnings per share because all such securities are anti-dilutive for all periods presented.

8. COMPREHENSIVE LOSS

The Company has no components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.


_________________
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1998.

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

OVERVIEW

Since its incorporation, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $7.4 million from inception to September 30, 1999. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder(TM) and Tracer(TM) microcatheter systems for diagnosing ventricular tachycardia (VT) and the Revelation(TM) microcatheter system for diagnosing atrial fibrillation (AF), as well as ancillary products such as the Venaport(TM) guiding catheters. In January 1997, the Company received 510(k) clearance in the United States and began to market and sell the Cardima Pathfinder system for diagnosing VT. In November 1997, the Company received a 510(k) clearance in the United States and began to market and sell the Revelation microcatheter for diagnosing AF. The Company derived a majority of its revenues in 1997 and 1998 in the United States from sales of the Cardima Pathfinder for diagnosis of VT. The United States sales have been made through a direct sales force. Beginning in 1997, Cardima began to supplement its distributor organization in Europe with a direct sales organization in Germany, France, Austria and Switzerland. This sales force sells the Company's products directly to physicians and hospitals.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT, its Vueport(TM) and Naviport(TM) guiding catheters, and its Revelation and Revelation Tx microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. In July 1998, the Company received 510(k) clearance to market the Vueport balloon guiding catheter and the Pathfinder mini in the United States. The Company received 510(k) clearance for its Tracer hollow lumen mapping microcatheter in May 1999 and 510(k) clearance for its Naviport deflectable tip guiding catheter in August 1999. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for the treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF and Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approvals, sales and marketing, and manufacturing.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Sales

Net sales for the quarter ended September 30, 1999 increased 42% to $913,000 from $643,000 for the same period in 1998. Net sales for the nine month period ended September 30, 1999 increased 44% to $2,544,000 from $1,769,000 for the same period in 1998. The increase in net sales was primarily due to international sales of the Revelation and Revelation Tx products, which received CE Mark approval in August and December of 1998, respectively. International sales for the quarter ended September 30, 1999 increased 98% to $384,000 from $194,000 in the same period in 1998. International sales for the nine month period ended September 30, 1999 increased 148% to $1,214,000 from $490,000 in the same period in 1998. United States sales for the quarter ended September 30, 1999 increased 18% to $529,000 from $449,000 in the same period in 1998. The increase in sales was primarily due to the sales of the Pathfinder microcatheter for mapping arrhythmias. United States sales for the nine month period ended September 30, 1999 increased only 4% to $1,330,000 from $1,279,000 in the same period in 1998 as the Company focused its sales efforts in Europe for its approved therapeutic products.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 1999 increased to $731,000 from $586,000 for the same period in 1998 due to increased sales volume and decreased from 91% to 80% of sales. Cost of goods sold for the nine month period ended September 30, 1999 increased to $1,984,000 from $1,929,000 for the same period in 1998 due to increased sales volume and decreased from 109% to 78% of sales. The decreases in percentage of sales in both periods was due to reduced expenses as a result of the reduction in workforce in January 1999 and higher sales volumes.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended September 30, 1999 decreased 24% to $1,415,000 from $1,874,000 for the same period in 1998. Research and development expenses for the nine month period ended September 30, 1999 decreased 15% to $4,609,000 from $5,445,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and the Company's efforts to focus on key research and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased 12% to $1,897,000 from $2,155,000 for the same period in 1998. Selling, general and administrative expenses for the nine month period ended September 30, 1999 decreased 6% to $5,804,000 from $6,182,000 for the same period in 1998. Selling expenses for the quarter ended September 30, 1999 increased 10% to $1,002,000 from $910,000 for the same period in 1998. Selling expenses for the nine month period ended September 30, 1999 increased 12% to $3,016,000 from $2,703,000 for the same period in 1998. These increases were primarily higher promotional program and material expenses. General and administrative expenses for the quarter ended September 30, 1999 increased 3% to $729,000 from $708,000 for the same period in 1998. General and administrative expenses for the nine month period ended September 30, 1999 increased 4% to $2,077,000 from $1,995,000 for the same period in 1998. The increase was due primarily to General and Administrative involvement in the European launch of the Revelation Tx. Marketing expenses for the quarter ended September 30, 1999 decreased 69% to $166,000 from $537,000 for the same period in 1998. Marketing expenses for the nine month period ended September 30, 1999 decreased 52% to $710,000 from $1,484,000 for the same period in 1998. The decrease was due primarily to the reduction in workforce in January 1999 and decreased expenses for trade shows.

Interest and Other Income

Interest and other income for the quarter ended September 30, 1999 increased to $53,000 from $30,000 in the same period in 1998. The increase was due primarily to the interest income from short-term securities investments. Interest and other income for the nine month period ended September 30, 1999 decreased to $236,000 from $284,000 in the same period in 1998. The decrease was due primarily to a lower balance in short term investments for the nine month period.

Interest Expense

Interest expense for the quarter ended September 30, 1999 increased to $129,000 from $80,000 in the same period in 1998. Interest expense for the nine month period ended September 30, 1999 increased to $400,000 from $156,000 in the same period in 1998. The increase in both periods is due primarily to higher borrowing levels for purchases of capital equipment and payments on the $3.0 million line of credit obtained in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $46,700,000 as of September 30, 1999, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds and equipment leases to finance acquisition of certain capital equipment which have provided proceeds in the amount of $4,100,000. As of September 30, 1999, the Company had approximately $4,200,000 in cash, cash equivalents and short-term investments.

Net cash used in operating activities was approximately $10,200,000 and $11,600,000 for the nine months ended September 30, 1999 and 1998, respectively, the decrease was primarily due to the decrease in net loss in the nine months ended September 30, 1999. Net cash used in investing activities of $1,900,000, for the nine months ended September 30, 1999, was used primarily for purchases of short-term investments. Net cash provided by investing activities was $4,100,000 for the nine months ended September 30, 1998, which was attributable primarily to the maturity of short-term investments. Net cash provided by financing activities was approximately $13,700,000 and $3,300,000 for the nine months ended September 30, 1999 and 1998, respectively, resulting primarily from the sale of equity securities in private placement transactions and proceeds from bridge loans and the line of credit during such periods.

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

The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development and manufacturing, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash and investments will be sufficient to meet the Company's cash requirements through the end of 1999. The Company will require additional financing. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional capital may not be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

Impact of the Year 2000 Issue on the Company's Operations

Many existing computer programs and devices with imbedded date/time chips use only two digits to identify a year in the date field. These programs and devices were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has completed an assessment of the potential impact of the Year 2000 Issue on its operations and concluded they are not materially affected by the Year 2000 Issue. The Company has evaluated its financial, accounting and inventory tracking systems and concluded that they are not materially affected by the Year 2000 Issue. A corporate-wide inventory of computer applications has been performed by the Company and the Company has remedied any issues. The Company's facilities manager has determined that there is no impact on building security and related equipment. There can be no assurance that all third parties will address the Year 2000 Issue in a timely fashion, if at all. The Company has sent out surveys to all third parties and has received responses from approximately 75% of them. Not all third parties are compliant as of yet and the Company has sent out follow-up letters with a response deadline of November 30, 1999 to those third parties. Any Year 2000 Issue compliance problems of either the Company, its business partners or its customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

Year 2000 Disclosure Chart

                               Resolution Phases

-----------------------------------------------------------------------------------------------------------------------------------
                                 Assessment                     Remediation                     Testing         Implementation
----------------------------------------------------------------------------------------------------------------------------------
Information Technology         100% Complete                  100% Complete                 100% Complete       100% Complete

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Operating Equipment with
Embedded Chips or Software     100% Complete                  100% Complete                 100% Complete       100% Complete
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Products                       Not Applicable                 Not Applicable                Not Applicable      Not Applicable
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
3/rd/ Party
                               100% Complete for system       100% Complete for system      100% Complete for   100% Complete for
                               interface; approximately 75%             interface           system interface    system interface
                               complete for all other
                               material exposures.

                               Expected completion date for
                               surveying all third parties,
                               November 1999
----------------------------------------------------------------------------------------------------------------------------------

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We have a history of losses. Our ability to achieve or, if achieved, sustain profitability, is highly uncertain.

We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. We had net losses of approximately $16.2 million, $12.3 million and $7.8 million for the fiscal years ended 1998, 1997 and 1996, respectively. As of September 30, 1999, we had an accumulated deficit of approximately $56.6 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that we will ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

We will need to raise capital in the future. Future financings could have a dilutive effect on our stockholders.

Our future capital uses and requirements will depend on numerous factors, including:

     .  the progress of our clinical research and product development programs,

     .  the time required to obtain regulatory clearances and approvals,

     . the costs and timing of product development, manufacturing and sales and marketing activities,

     .  the extent to which our products gain market acceptance,

     .  our ability to establish collaborative arrangements,

     .  the possible acquisition of new products and technologies,

     .  competitive developments, and

     . the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights.

In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of September 30, 1999, cash, cash equivalents and short-term investments totaled $4.2 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products, will be sufficient to fund our operating expenses, debt obligations and capital requirements through 1999.

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


                                                                                                                    Fair Value
(in thousands)                        1999          2000          2001          2002          2003        Total      9/30/99
Assets:
Cash equivalents
Fixed rate                           $1,762       $    --       $    --       $    --       $    --      $1,762      $  1,762
  Average interest rate                3.63%
Available-for-sale securities
  Fixed rate                            498            --            --            --            --         498           498
  Average interest rate                5.39%

Total investments
  Securities                          1,497           490            --            --            --       1,987         1,987
  Average interest rate                5.44%         5.89%

Long-Term Debt:
  Fixed rate                            400         1,799         1,725           368           104       4,396         4,396
  Average interest rate               10.15%         9.26%         9.54%        10.13%        12.09%

PART II.  OTHER INFORMATION

ITEM 1.   Exhibits and Reports on Form 8-K

          (a) Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 12, 1999          CARDIMA, INC.



                                 /s/ Phillip C. Radlick, Ph.D.
                                ------------------------------------------------
                                 PHILLIP C. RADLICK, Ph.D.
                                 President, Chief Executive Officer and Director



                                 /s/ Ronald E. Bourquin
                                ------------------------------------------------
                                 RONALD E. BOURQUIN
                                 Vice President, Chief Financial Officer and
                                 Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999


EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------

   27.1       Financial Data Schedule