Form 10-K405
period 1999-12-31
CARDIMA INC
filed 2000-03-30
CIK 1022570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934. For the fiscal year ended December 31, 1999 or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to _________.

                         COMMISSION FILE NUMBER: 0-22419

                                  CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                 94-3177883
-------------------------------------        ----------------------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

  47266 BENICIA STREET, FREMONT, CA                    94538-7330
-------------------------------------        ----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $77,825,589 based on the last reported sales price of the Common Stock on the Nasdaq National Market on March 13, 2000.

As of March 13, 2000, there were 21,233,587 shares of Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000.


                                  CARDIMA, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2000

                                      INDEX

                                                                                                                     PAGE NO.

PART I......................................................................................................................3

   ITEM 1.  BUSINESS........................................................................................................3
   ITEM 2.  PROPERTIES.....................................................................................................29
   ITEM 3.  LEGAL PROCEEDINGS..............................................................................................29
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................29

PART II....................................................................................................................30

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................30
   ITEM 6.  SELECTED FINANCIAL DATA........................................................................................31
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................32
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................41
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................41
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................41

PART III...................................................................................................................42

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................................42
   ITEM 11.  EXECUTIVE COMPENSATION........................................................................................43
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................43
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................43

PART IV....................................................................................................................44

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................................44

SIGNATURES.................................................................................................................46


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

The Company marketed its diagnostic microcatheter system for VT and AF, including the Pathfinder, Tracer (approved in May 1999) and Revelation microcatheters, along with the Naviport, Vueport and Venaport lines of guiding catheters in the U.S. through January 31, 2000. On January 26, 2000, the Company signed an exclusive three year distribution agreement with St. Jude Medical Corporation ("St. Jude") whereby St. Jude's Daig Division will distribute Cardima's diagnostic products in the U.S. The distribution agreement included an equity investment by St. Jude. The Company retains the rights for all other geographic areas and maintains worldwide control of its therapeutic products. The Company continues to market its diagnostic microcatheter system for VT and AF in Europe, Japan, Australia, Canada and other countries throughout the world. The Company currently continues to increase patient enrollment in two therapeutic clinical trials: For AF, the Revelation Tx microcatheter system and for VT, the Therastream microcatheter system. The Revelation Tx, along with the Revelation, are both approved in the European Union (EU) for treating AF.

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

The heart's pumping action is controlled by an electrical conduction system comprised of a specialized network of cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and organized way. These specialized conduction cells are placed throughout the walls of the chambers, from just underneath the inner, or endocardial, surface of the heart to the outer, or epicardial, surface. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heart beat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial ("SA") node.

The SA node is the heart's "natural pacemaker," regularly discharging an electrical signal that, under normal circumstances, is responsible for setting the heart rate, usually 60 to 100 beats per minute. The signal generated in the SA node is propagated through the atria until it reaches the Atrio-Ventricular ("AV") node and is delayed momentarily. This momentary delay provides enough time for the atria to fill the ventricles with blood before they contract.

Once the electrical signal exits the AV node, it is rapidly conducted down the His Bundle, and is distributed widely throughout both ventricles via the Purkinje Fibers, delivering the electrical signal to both ventricles at the same time, causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body (while the atria only pump blood to the ventricles), the ventricles are surrounded bya larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body against a high vascular resistance. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is delivered throughout the body.

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

AF is routinely diagnosed using an electrocardiogram, in which electrodes are placed on the skin to record the irregular beating of the heart. However, electrocardiograms are unable to locate the origin, or focus, of the AF. Another diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus of the arrhythmia. Since AF is an arrhythmia that can affect both the right and left atria at the same time, the Company believes that optimal mapping of AF requires the simultaneous evaluation of electrophysiological information from both atria. The Company believes electrophysiologists do not routinely map all forms of AF because currently available competitor's catheters are inadequate to map the right and left atrium simultaneously.

Current AF treatments are directed at trying to reestablish a normal heartbeat and prevent stroke, and are primarily supportive and palliative. Antiarrhythmic and anticoagulant drugs, the most common treatment for AF, are typically used to attempt to control AF by restoring the heart's natural rhythm, limiting the pooling action of the blood therefore reducing or eliminating the potential of the natural clotting mechanism of the blood to take effect. However, antiarrhythmic drug therapy often becomes less effective over time, with approximately half of the patients eventually developing resistance to the drugs. In addition, antiarrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function. Another palliative procedure for AF is external cardioversion, or the application of strong electrical current under general anesthesia attempting to re-organize the heart's electrical activity. This treatment is usually effective for a limited period of time as well. Implantable atrial defibrillators ("IAD's") are being investigated to detect the onset of AF internally and then deliver an electrical shock to convert the heart back to normal rhythm. Although the preliminary results of clinical studies indicate that this approach may be feasible, AF is not cured with this approach. There are significant problems with IAD's including pain tolerance, reversion to AF and creation of VT as a result of the electrical shock. Another alternative treatment is the purposeful destruction of the AV node followed by implantation of a pacemaker which is typically considered a treatment of last resort for AF patients, but does not cure or treat the AF itself. The patient also is dependent on the pacemaker for life. Pacemakers are battery-powered devices and typically require replacement approximately every seven to ten years depending on manufacturer, type of device and amount of electrical energy delivered. Since atrial function remains poor following the procedure, chronic anticoagulant therapy, which increases risk of hemorraghic stroke, is generally required.

The Company believes that the only curative therapy for AF used today is an open heart, open chest operation commonly known as the "maze" procedure whereby a surgeon makes several slices through the wall of the atrium with a scalpel and then sews the cuts back together creating a scar pattern. The scars isolate and contain the chaotic electrical impulses to control and channel the electrical signal emanating from the SA node. This open heart operation is expensive and associated with long hospital stays and high morbidity and mortality. Although this approach is not commonly used because it is highly invasive, containing the chaotic impulses in the atrium through scar creation is generally considered effective in controlling AF.

Electrophysiologists are also experimenting with minimally invasive, catheter-based ablation procedures that attempt to mimic the results of the maze procedure. Although catheters offer the benefit of a minimally invasive approach, the procedures can be difficult to perform because of the shortcomings of a majority of existing catheter technology and some appear unable to create lesions that effectively isolate portions of the atria where the arrhythmia causing tissue is located.

VENTRICULAR TACHYCARDIA

VT is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, rather than from the SA node, thus bypassing the heart's normal conduction system. The typical VT patient has experienced a myocardial infarction, or heart disease, which can result in the formation of a scar or electrical barrier inside the ventricular wall, leading to improper electrical conduction in the cells immediately bordering the scar. During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation ("VF"), which is an extrememly irregular, chaotic and ineffective spasming of the ventricles. VF is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardioversion or defibrillation.

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

Similar to AF, current treatments for VT are primarily supportive and palliative. Antiarrhythmic drugs are the most common treatment, although these drugs have been shown to have a number of unwanted side effects, and in some circumstances may actually induce VT. The Multicenter Automatic Defibrillator Implantation Trial ("MADIT") has demonstrated that the implantable cardiac defibrillator ("ICD") is a more effective treatment for VT than antiarrhythmic drugs, but it also is a palliative treatment and is associated with a number of undesirable characteristics, such as patient reliance on an implantable device with a limited battery life, the high cost of the implantation procedure, the risks associated with implanting foreign objects in the body and significantly impaired quality of life for the patient. In addition, the ICD is only palliative and does not cure the VT or destroy the arrhythmia causing tissue.

Similar to the treatment of AF, electrophysiologists are also experimenting with less invasive, catheter-based ablation procedures for the treatment of VT and there is a competitive product approved to treat VT's in the U.S. that has had limited acceptance in the market that the Company believes is due to its ability to access VT sites endocardially and the requirement to deliver high power levels to attempt to ablate the tissue deep in the ventricular walls. Therefore, the Company believes current catheter size limitations and shortcomings of existing endocardial catheter technology for ablation have limited the use of catheter technology to treat VT.

LIMITATIONS OF CURRENT CATHETER-BASED DIAGNOSIS AND THERAPY

The demonstrated medical benefits and cost efficiency of minimally invasive surgical procedures have encouraged electrophysiologists to seek a means of employing new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electrophysiologists are experimenting with a treatment technique, often referred to as the "drag and burn procedure," in which conventional RF ablation catheters are dragged along the inside surface of an atrium while applying RF energy. However, creating continuous, linear, transmural lesions to isolate portions of the atria using this experimental procedure with standard catheters has proven time consuming and difficult. Endocardial catheter technology is also being tested for the treatment of VT. The Company believes that an endocardial approach is suboptimal because the muscle tissue of the ventricles is significantly thicker than the muscle tissue in the atria, sometimes requiring the use of large amounts of RF energy to reach the arrhythmogenic foci. As a consequence, the endocardial approach generates larger, less focused lesions, increasing the amount of ventricular tissue destroyed in the procedure and potentially reducing heart muscle function.

The Company believes that the disadvantages of existing catheter based approaches for AF and VT are attributable not to the minimally invasive approach of the procedure, but instead to existing catheter technology. The catheters currently used are relatively large, typically six to eight French (French is a medical term used to denote catheter size; i.e., 1 mm = 1 French in diameter), and stiff, increasing the risk of trauma to the heart during the procedure, and restricting access primarily to the chambers of the heart. When attempting to diagnose and treat VT using standard electrophysiology catheters, the electrophysiologist is unable to access smaller blood vessels within the ventricular wall. As a result, generally only signals generated within one to two millimeters adjacent to the inner wall can be recorded. The current technology is inadequate because the normal ventricular wall is five to 20 millimeters thick, and arrhythmia causing tissue, especially tissue causing VT, can reside anywhere within that thickness. In addition, the information generated by the endocardial diagnostic procedure is limited, as the electrophysiologist can observe and evaluate only a limited number of signals in a confined area. In order to observe more signals and ablate closest to the foci, the user must mechanically manipulate the catheter within the rapid blood flow of a heart in VT at up to 300 beats per minute, which can be very difficult. As a result, an endocardial electrophysiology procedure with this existing technology is extremely laborious and time consuming, in some cases requiring up to 15 or more RF energy deliveries per treatment. Although there are endocardial basket-type catheters in development that enable the electrophysiologist to record information from multiple points in the ventricle at once, the Company believes that these catheters suffer the same access limitations to arrhythmia causing tissue located in the intramyocardium and epicardium as standard endocardial catheters and require significant additional investment in that competitor's proprietary capital equipment.

Based on experience with standard endocardial catheters, electrophysiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during AF or VT procedures. In the case of AF, the Company believes there is a need for catheters that are able to map both right and left atria at the same time, if warranted, and then immediately and appropriately ablate the tissue causing the AF. In the case of VT, the Company believes there is a need for catheters that are able to map safely the entire thickness of the ventricular wall, not just the endocardial surface, and appropriately ablate the tissue causing the VT with minimal trauma to normal rhythm-conduction of the heart's tissue.

THE CARDIMA MICROCATHETER SYSTEM SOLUTION

The primary clinical goal in the diagnosis and treatment of AF and VT is precise mapping and effective, less destructive ablation. To achieve this, the electrophysiologist must be able to access areas of the heart that are currently inaccessible, using techniques that are easy to perform and that do not increase the trauma to the patient. The Company is working to achieve this goal by designing microcatheter systems which provide enhanced access to the arrhythmia causing tissue, by mapping the location of the arrhythmia and then ablating the arrhythmia causing tissue using RF energy to cure the patient, all in one procedure using the same catheter. The Company's microcatheter systems are designed to offer the following advantages:

o     MINIMALLY  INVASIVE  APPROACH.   The  Cardima  microcatheter  systems  are
      designed to provide better access in a minimally invasive procedure to treat both AF and VT. This increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

o SINGLE CATHETER FOR RAPID MAPPING AND ABLATION. Initially, the Company has developed microcathers which are capable of only diagnosing arrhythmias. The next generation microcatheters, including the Revelation Tx and Therastream are capable of both mapping and ablating. By using microcatheters that can map, as well as ablate, the Company believes the electrophysiologist need only access the arrhythmia causing tissue once in order to map it, verify that it is causing the arrhythmia and then, using the same device, ablate the tissue to cure the patient. The Company believes this single catheter, dual function characteristic of its microcatheter systems will decrease procedure times and improve treatment of both AF and VT.

o ENHANCED ACCESS TO THE VASCULATURE OF THE HEART. Cardima's microcatheters feature a significantly smaller diameter, approximately one half the size of standard electrophysiology catheters, and incorporate Target variable stiffness technology utilizing a central core guidewire and a highly flexible distal tip. As a result, the Company's microcatheters are more torqueable and flexible than standard electrophysiology catheters and have varying degrees of flexibility at the distal end to allow enhanced and less traumatic access to the vasculature of the heart, to conform easily to the contours of the heart wall and to maintain controlled, regular contact even in a fast beating heart.

o ABILITY TO GATHER MORE INFORMATION. The Company's microcatheter system designs include a large number (up to 16) of narrow electrodes, while maintaining a high degree of flexibility. The Company believes that this design permits the electrophysiologist to acquire and evaluate far more information in a mapping procedure than is available using standard electrophysiology catheters, which typically incorporate fewer electrodes. The increased amount of information recorded using the microcatheter approach should enable the electrophysiologist to target the arrhythmia causing tissue with greater precision, in order to permit effective ablation.

o CURATIVE TREATMENT FOR AF. The Cardima Revelation and Revelation Tx microcatheter systems are designed to treat AF by creating long, thin, continuous, linear, transmural lesions in both the right and left atria to isolate and contain the arrhythmia causing tissue, thereby restoring normal electrical function by controlling and reorganizing the random, chaotic electrical activity that characterizes AF. In animal studies, the Company's microcatheter systems have required less RF energy and created significantly thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. The Company believes these thinner lesions will result in a significant improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. The Company has also designed the Revelation Tx microcatheter with temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue thereby giving a more accurate temperature reading during ablation. Competitive systems utilize temperature sensors positioned under their electrodes that are not in direct contact with the tissue. The Company believes the direct contact design and more accurate temperature monitoring during an ablation is an important competitive feature due to the concern of creating coagulum during an ablation procedure. The Company believes this approach has the potential to offer the effectiveness of the open heart surgical cure for AF, but with significantly less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

o    CURATIVE APPROACH FOR VT. The Company's  Pathfinder,  Pathfinder mini and
     Tracer   microcatheter   systems  for   mapping  VT  and  the   Therastream
     microcatheter  system for both  mapping and ablation of

     VT are designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia causing tissue through the venous system. Cardima believes that at least half of VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters in development. The intravascular approach to VT ablation should permit the microcatheters to be positioned in close proximity to the arrhythmia causing tissue, facilitating the creation of smaller, more focused lesions. The Company believes that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. The Company is aware of at least one other epicardial mapping catheter in addition to the
     Cardima Pathfinder, Pathfinder mini, Tracer and Therastream under development.

o COMPATIBLE WITH EXISTING CAPITAL EQUIPMENT. The Company's microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and RF generators, in order to eliminate the need for significant new investment in additional capital equipment. By facilitating the rapid and precise location of the arrhythmia causing tissues with a system that is compatible with standard laboratory equipment, the Company believes its products will be rapidly adopted by electrophysiologists.

o REDUCED PROCEDURE AND RADIATION EXPOSURE TIMES. The Company believes that its microcatheter systems will reduce procedure times and thereby decrease cumulative x-ray exposure to both patients and lab personnel. Standard electrophysiology procedures, in many cases, expose both the patient and the lab personnel to over one hour of accumulated x-ray time during fluoroscopy, which is used to visualize the placement of the catheters. The Company believes that the total procedure and fluoroscopy time associated with the use of its microcatheter systems are less due to shorter procedure times than those using standard electrophysiology catheters, thereby reducing procedure costs and the risk of disease resulting from extended exposure to x-ray fluoroscopy.

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

ACCELERATE ACCEPTANCE AND ADOPTION OF THE COMPANY'S MICROCATHETER SYSTEMS BY LEADING ELECTROPHYSIOLOGISTS. The Company has formed relationships with leading medical centers in the United States, and is developing relationships with medical centers in Europe and Japan, to perform clinical trials of its microcatheter systems for the diagnosis and treatment of AF and VT. Based on the initial feasibility results, Cardima has obtained FDA approval to expand to a larger multi-center trial with nine investigative centers. Cardima believes that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is a critical step in the overall market acceptance of its microcatheter systems. The Company intends to continue to work with leading physicians and medical centers and to initiate clinical trials to demonstrate the safety and effectiveness of its microcatheter systems and ultimately to establish broad market acceptance. In addition, Cardima intends to accelerate physician education and adoption through peer-reviewed publications concerning the clinical trials of the Company's microcatheter systems.

STRATEGIC PARTNERING WITH ST. JUDE MEDICAL CORPORATION FOR DISTRIBUTION OF CARDIMA'S DIAGNOSTIC PRODUCTS IN THE U.S. AND CONTINUED PROGRESS ON THERAPEUTIC TRIALS IN THE U.S. On January 26, 2000, the Company signed an exclusive three year distribution agreement with St. Jude Medical Corporation ("St. Jude") whereby St. Jude's Daig Division will distribute Cardima's diagnostic products in the U.S. The distribution agreement included an equity investment by St. Jude. The Company retains the rights for all other geographic areas and maintains worldwide control of its therapeutic products. The Company continues to enroll patients in its AF study and intends to further expand the study into a pivotal study and use the data as the basis for the Premarket Approval application ("PMA") submission with the FDA.

INCREASE SALES BY FURTHER PENETRATING INTERNATIONAL MARKETS. The Company intends to continue to increase international sales through expansion of its network of international distributors to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. The Company received ISO 9001 (EN 46001) Quality Systems certification, as well as the right to affix the CE Mark to a number of its products. The Company received regulatory approval in the United States, Europe, Japan, Australia and Canada for the Cardima Pathfinder microcatheter system for mapping VT and has received regulatory approval in the United States, Europe, Japan and Australia for the Cardima Revelation microcatheter system for mapping AF. In addition, Cardima received CE mark approval for marketing the Revelation and Revelation Tx ablation microcatheter systems to treat AF in the European Union in August and December 1998, respectively.

PRODUCTS

Cardima is developing microcatheter systems for the diagnosis and treatment of AF and VT. These systems are designed, in the case of AF, to access both the right and left atria and, in the case of VT, to be positioned within the coronary vasculature using a guiding catheter in a system similar to that used in angioplasty procedures. Cardima's microcatheter systems are designed to be used endocardially in the atria to map and then ablate AF through the creation of long, thin, continuous, linear, transmural lesions. For VT, these systems are designed to provide intravascular access to the heart to map and ablate within the wall of the ventricles. All of the Company's microcatheters are available with a variety of electrode numbers, electrode spacing configurations and outer diameters. The series of electrodes at the distal ends can, depending on the particular product, may both receive electrical signals for mapping and emit RF energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than standard electrophysiology catheters, providing better steerability for the electrophysiologist. The Company's microcatheters are designed for single use. The Company is designing its products to be used with existing electrophysiology recording systems and RF ablation generators. The Company's ancillary products, including guiding catheters, guidewires, electrical switch boxes and connecting cables, support these microcatheter systems.

The following table describes the Company's products and their intended indications and regulatory status:



                                                                                                         INTERNATIONAL
   AF PRODUCTS                DESCRIPTION             INDICATION      U.S. REGULATORY STATUS(1)       REGULATORY STATUS(1)
-------------------  ------------------------------ ---------------- -----------------------------  -------------------------

Revelation           Fixed-wire multi-electrode     Mapping          510(k) clearance obtained.     Approved in European
                     microcatheter system                                                           Union (CE Mark) and
                     designed to map in both                                                        Japan.
                     right and left atria.
                     Also can be used for           Ablation                                        Approved in the
                     ablation in approved markets.                                                  European Union (CE
                                                                                                    Mark) for ablation.

Revelation Tx        Fixed-wire multi-electrode     Mapping and      Phase II IDE approved;         Approved in European
                     microcatheter system with      Ablation         clinical trial in progress.    Union (CE Mark).
                     temperature sensors designed
                     to map and create long, thin,
                     continuous, linear, transmural
                     lesions inthe right atrium.

Revelation T-Flex    Steerable fixed-wire multi-    Mapping and                                     Approved in European
                     electrode microcatheter        Ablation
                     system with temperature
                     sensors designed to map and
                     create long, thin, continous,
                     linear, transmural lesions in
                     the right atrium.


   VT PRODUCTS
-------------------
Cardima Pathfinder   Fixed-wire multi-electrode     Mapping          510(k) clearance obtained.     Approved in European
                     microcatheter system                                                           Union (CE Mark) and
                     designed for accessing                                                         Japan.
                     coronary sinus vasculature
                     to locate arrhythmia causing
                     tissue.

 Pathfinder MINI     Smallest Cardima Pathfinder    Mapping          510(k) clearance obtained.     Approved in European
                     microcatheter (1.5 French)                                                     Union (CE Mark) and
                     designed to provide access                                                     Japan.
                     to more distal, smaller
                     coronary veins


                                                                                                         INTERNATIONAL
   VT PRODUCTS                DESCRIPTION             INDICATION      U.S. REGULATORY STATUS(1)       REGULATORY STATUS(1)
-------------------  ------------------------------ ---------------- -----------------------------  -------------------------

Tracer               Over-the-wire                  Mapping          510(k) clearance obtained.     Approved in European
                     multi-electrode                                                                Union (CE Mark) and
                     microcatheter system                                                           Japan.
                     designed to be used in the
                     veins of the heart wall over
                     a guidewire.

Therastream          Over-the-wire multi-electrode  Ablation         IDE approved for feasibility   Study Planned for at least
                     microcatheter system designed                   trial. Expected completion Q1  one center in European
                     for mapping and ablation from                   2000                           Union.
                     within the veins of the heart
                     hall.


 SUPPORT
PRODUCTS
-------------------
Venaport             Coronary sinus guiding         Venous access    510(k) clearance obtained.     Approved in European
                     catheters with a family of                                                     Union (CE Mark) and
                     curve shapes and lengths.                                                      Japan.
                     Designed to deliver Cardima
                     microcatheters.

Vueport              Balloon-tipped coronary sinus  Venous access    510(k) clearance obtained      Approved in European
                     guiding catheter designed to   delivery of EP                                  Union (CE Mark).
                     facilitate delivery of         catheters,
                     electrophysiology (EP)         venography
                     catheters and provide occlusive
                     venography.

Naviport             Deflectable guiding catheter   EP catheter      510(k) clearance obtained      Approved in European
                     designed to facilitate         delivery and                                    Union (CE Mark).
                     delivery of EP catheters.      support

EP Select            Switch box designed to         Connectivity     510(k) clearance obtained.     Approved in European
                     interface with existing        for pacing and                                  Union (CE Mark).
                     electrophysiology lab          eletrophysiol-
                     equipment and multi-electrode  ogy recording.
                     catheters.

Tx Select            Switch box designed to         Connectivity                                    Approved in European
                     interface with existing        for pacing,                                     Union (CE Mark).
                     electrophysiology lab          electrophysiol-ogy
                     equipment and multi-electrode  recording and
                     catheters.                     radio
                                                    frequency
                                                    ablation.


(1) The regulatory status of the Company's microcatheter systems reflects the Company's current estimates of the timing of regulatory submission in the United States, Europe and Japan. See "--Government Regulation." The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

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

CARDIMA REVELATION TX FOR AF ABLATION. The Revelation Tx is a thin, flexible, eight electrode microcatheter. The Revelation Tx microcatheter system is a 3.7 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has six millimeter long platinum coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The Company's animal studies have demonstrated the ability of the Revelation Tx to create these thin continuous transmural linear lesions. The Revelation Tx also has temperature sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a continuous lesion that extends through the thickness of the atrial wall. The Company believes that the electrophysiologist will be able to use the Revelation Tx microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a significantly reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, the Cardima approach does not involve resetting the catheter position during the linear ablation procedure. As a result, the Revelation Tx may have the ability to more effectively and rapidly isolate the arrhythmia causing tissue.

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

CARDIMA PATHFINDER, PATHFINDER MINI AND TRACER FOR VT MAPPING. The Company's microcatheter systems used for diagnosing VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. The Cardima Pathfinder and Tracer microcatheter systems can be used to subselect vessels and even access the small veins located at the apex (lower tip) of the heart. The Cardima Pathfinder and Tracer microcatheter systems are configured with either four, eight or 16 electrodes, which enable the physician to perform a narrow focus evaluation using a smaller number of electrodes, if there is reason to believe the VT causing tissue is located in a specific area, or a wider focus evaluation using larger number of electrodes, if there is little indication regarding the location of the VT causing tissue. The Pathfinder MINI, the Company's smallest microcatheter system, was developed for VT mapping in the venous system. The Pathfinder MINI is 1.5 French in diameter (the typical catheter is six to eight French) and provides more distal access to smaller vasculature of the heart. Similar to the Pathfinder microcatheter, the Pathfinder MINI microcatheter is constructed around a finely ground core-wire to provide the steerability necessary to access distal vasculature. The Pathfinder MINI microcatheter has a flexible platinum tip coil and contains a variable number of electrodes with different spacing options.

In July, 1998, The Company received 510(k) clearance and CE Mark approval for the Cardima Pathfinder microcatheter system for mapping VT. The Company sells the Cardima Pathfinder for VT mapping in the United States through its Distribution Agreement with St. Jude which commenced on February 1, 2000, and in Europe through a small direct sales force and an expanding network of distributors. Products in Japan, Australia and Canada are sold through the Company's distributor networks in each country. The Cardima Pathfinder can safely map VT via the coronary veins and up to four Cardima Pathfinders have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of VT.

THERASTREAM FOR VT ABLATION. The Company's epicardial approach to VT ablation is intended to address the shortcomings of standard endocardial ablation catheters. Once a VT focus has been identified as being epicardial or intramyocardial, the electrophysiologist must decide whether or not to attempt to ablate that focus from the endocardial side of the heart wall. Physicians using existing ablation systems are faced with a fundamental problem: the further the VT focus is from the endocardial side of the heart wall, the larger the lesion size necessary to cure the condition. Traditionally, electrophysiologists have had to use catheters and generators capable of making larger lesions since they can only ablate the arrhythmia causing tissue from the endocardial side. A large number of VT ablation cases required multiple endocardial RF energy deliveries (up to 30 or more in one electrophysiology study). Increased endocardial RF energy, if delivered in the left side of the heart's ventricles may result in greater risk that the patient will develop blood clots, which may dislodge and travel to the brain causing stroke and decreased cardiac output. Cardima's microcatheter systems are intended to offer an alternative approach to current ablation techniques by facilitating access to the arrhythmia causing tissue and providing greater ablation accuracy using less RF energy. The Company is not aware of any epicardial RF ablation catheter to treat VT other than its Therastream microcatheter system under development.

The Therastream microcatheter tracks over a guidewire in the coronary veins and can access the important distal vasculature regions of the heart and deliver RF energy in the epicardium. The Therastream is designed to map, locate and ablate the VT focus using RF energy directly applied through the veins. The Company has completed animal studies to demonstrate the ability of the Therastream to access the distal venous system and safely deliver RF energy with no damage to the adjacent arteries. In these experiments the Therastream has required significantly less energy to ablate VT than standard endocardial catheters.

The Company has received approval of an IDE for the Therastream microcatheter system in the second half of 1999 and has begun a preliminary feasibility clinical trial. The Company must receive PMA approval before the Therastream can be marketed in the United States for VT ablation. See "--Government Regulation."

The Company's intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target's products designed to access the vessels of the brain. The Company believes the coating significantly improves product functionality. The Company has an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

The Cardima Pathfinder and Pathfinder MINI microcatheter systems for venous mapping of VT have received 510(k) clearances from the FDA, as well as the Venaport, Vueport and Naviport families of guiding catheters. The Company's other microcatheter systems for mapping or ablation of VT have not received FDA clearance or approval for marketing and distribution in the United States. The Company's microcatheter systems for ablation are at an early stage of testing. There can be no assurance that the results of the Company's human clinical ablation studies will validate the results of its animal studies. The Company has received approval to begin an IDE feasibility clinical trial. There can be no assurance that this trial will be completed with the desired results for VT treatment, that the FDA will allow any further trials or that the Therastream product will ever be approved for VT ablation. See "-- No Assurance of Obtaining, Required Regulatory Approvals; Government Regulation."

RESEARCH AND NEW PRODUCT DEVELOPMENT

The Company believes its future success will depend in large part on its ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. The Company's research and new product development department focuses on the continued development and refinement of its existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. The Company's primary research and development programs involve completing the development of microcatheter systems for AF and VT ablation.

Research and development expenses for the years ended December 31, 1999, 1998 and 1997, were $5.7 million $7.2 million and $5.3 million, respectively. The Company announced a workforce reduction in January 1999, which affected all functional areas, including research and development. The Company focused efforts on specific projects, which have reduced research and development expenses for 1999.

MARKETING AND DISTRIBUTION

The Company has marketed and sold its microcatheter systems through a direct sales force in the United States, France and Germany, and medical device distributors in other countries throughout 1999. In January 2000, the Company signed an exclusive three year Distribution Agreement with St. Jude Medical Corporation to distribute the Company's diagnostic products in the United States through its Daig Division sales force.

The Company has maintained direct sales rights in one specific territory and has two field managers to interface and assist the Daig sales force in its efforts to sell the Company's products. In December 1999, the Company restructured its European sales force, specifically in France, the Mediterranean area and Germany to reduce expenditures in line with sales in those particularregions. The
Company is in the process of selecting a distributor in France. The Company still maintains a sales manager and a Clinical Specialist in Europe, where we have products approved for ablation. The Company believes there are between 500 and 600 hospitals in the United States and an additional 600 hospitals internationally that perform electrophysiology procedures on a routine basis. Further, the Company believes there are over 600 board certified electrophysiologists in the United States, and an equal number of practicing electrophysiologists internationally. However, there can be no assurance that the Distribution Agreement with St. Jude will result in successful growth or commercialization of the Company's products.

The Company currently has a limited international sales organization. The Company currently has one sales manager/representative in Germany. The Company's Vice President of World Wide Sales, in conjunction with the European Manager, manage distributor relationships on a worldwide basis.

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

The Company's manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo QSR and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TUV, a notified body (a regulatory agency) in the European Union ("EU"), respectively. The Company has obtained ISO 9001 (EN 46001) Quality Systems certification from TUV and has obtained the right to affix the CE Mark to certain of its electrophysiology mapping and ablation catheters and accessories. The Company is subject to periodic inspections by the FDA and California Department of Heath Services. The Company's facilities and manufacturing processes have recently undergone a successful annual recertification inspection by TUV in December 1998. There can be no assurance that the Company's manufacturing facilities will meet such compliance standards or if met, maintain such standards. See "--Government Regulation."

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology it believes to be proprietary and which offers a potential competitive advantage for its products. The Company has filed and intends to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of the technology. The Company holds 21 issued United States patents and has filed 10 pending United States patent applications, of which two have been allowed. The Company has also filed 45 patent applications in major international markets. No assurance can be given that these patent applications will provide competitive advantages for the Company's products or that any patent application filed by the Company will issue as a patent. In addition, there can be no assurance any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than the Company and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

Target is a subsidiary of Boston Scientific and, as a result of the acquisition, Boston Scientific exercises control over approximately 4.7% of the Company's outstanding Common Stock as of December 31, 1999. Accordingly, Boston Scientific may be able to exercise influence over the business and financial affairs of the Company. Boston Scientific develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by the Company. There can be no assurance that Boston Scientific will not take actions or engage in activities that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

In addition, the United States patent laws exempt medical practitioners and related health care entities from infringement liability for medical and surgical procedures in certain circumstances. The Company cannot predict whether this exception might have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

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

Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division and Medtronic, Inc. These competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. The Company has entered into an exclusive three-year distribution agreement with St. Jude Medical, Inc., through its Daig division, whereby St. Jude will distribute the Company's line of diagnostic products in the U.S. Other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense, Inc., a division of Johnson & Johnson, Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and Ventritex Inc., a subsidiary of St. Jude Medical Inc., manufacturers of implantable defibrillators. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. Failure of the Company to demonstrate the competitive advantages of its products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNITED STATES

A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed either in Class I or II. All class II and some class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "pre-amendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission. The Company believes that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained.

To date, the Company has received 510(k) clearances from the FDA for its Cardima Pathfinder, Pathfinder MINI and Tracer over-the-wire microcatheter systems for mapping VT and Revelation microcatheter system for mapping AF. In addition, 510(k) clearance has been received for marketing its line of Venaport, Vueport and Naviport guiding catheters used for introducing electrophysiology catheters into the heart.

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

If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval, which in turn would have a material adverse effect on the Company. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement generally is required for any modification to the device, its labeling or its manufacturing process.

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

The Company received 510(k) clearance for Revelation microcatheter system for mapping of AF. The Company also received approval to begin various phases for its expanded clinical trial in May and December 1998, and in June 1999, with the Cardima Revelation Tx product. An IDE for its Therastream VT ablation microcatheter system was approved by the FDA in November 1999. These studies are not expected to supply pivotal evidence of safety and effectiveness; rather, they are intended to generate data to help finalize the device's design and determine its potential for further development, if any. Additional clinical trials will be necessary to support PMA applications by the Company. There can be no assurance that any clinical study proposed by the Company will be approved by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval or additional clinical investigations of the type necessary to obtain PMA approval.

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

PRODUCT LIABILITY AND INSURANCE

The development, manufacture and sale of the Company's microcatheter systems may expose the Company to product liability claims. Two claims were filed against the Company in 1999. The Company is pursuing voluntary dismissal of one claim, while the second claim is still under investigation with a $30,000 settlement requested. Although the Company currently has general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to the Company in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. Although the Cardima Pathfinder and Tracer products are labeled for single use only, the Company is aware that some physicians are reusing such products. Moreover, despite labeling of the Company's microcatheters for diagnostic use only, the Company believes physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of the Company's microcatheters could subject the Company to increased exposure to product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

At December 31, 1999, the Company had 85 employees, 11 of whom were engaged directly in research and new product development, 10 in regulatory affairs, quality assurance and clinical activities, 37 in manufacturing, 15 in sales and marketing and 12 in finance and administration.

The Company maintains compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain such personnel. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - We are dependent upon our key personnel and will need to hire additional key personnel in the future."

ITEM 2.  PROPERTIES

The Company leases approximately 44,000 square feet in Fremont, California. The Company's facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly / test / inspection areas, and a materials area. The facility master lease expired in November 1999. In November 1999, the master lease was amended to allow for an additional three year facility lease, expiring in November 2002. The Company believes this facility will be adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the Company's fiscal year ended December 31, 1999.

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


                                                                                      HIGH              LOW
                                                                                   -------          -------
           YEAR ENDED DECEMBER 31, 1999
           First Quarter ........................................................    $4.750           $2.031
           Second Quarter .......................................................     3.375            1.938
           Third Quarter.........................................................     2.750            1.281
           Fourth Quarter........................................................     2.703            0.781

                                                                                      HIGH              LOW
                                                                                   -------          -------
           YEAR ENDED DECEMBER 31, 1998
           First Quarter ........................................................   $5.875           $3.125
           Second Quarter......................................................      5.750            2.500
           Third Quarter.........................................................   10.875            2.125
           Fourth Quarter........................................................    6.500            1.750



As of March 10, 2000, there were approximately 237 holders of record of the Common Stock.

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and related notes attached to this report on Form 10-K as pages F-1 through F-18.



                                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------

                                                            1999           1998            1997          1996             1995
                                                       --------------- --------------  ------------- -------------  ----------------

                                                                          (In thousands except per share amounts)
STATEMENTS OF OPERATIONS DATA:

Net sales                                                $  3,495        $  2,499        $  1,261     $     593         $     362
Cost of goods sold                                          3,384           2,962           2,011         1,413               830
                                                       --------------- --------------  ------------- -------------  ----------------

         Gross profit (loss)                                  111            (463)           (750)         (820)             (468)

Operating expenses:
         Research and development                           5,694           7,230           5,320         3,319             2,581
         Selling, general and administrative                8,173           8,556           6,656         3,690             2,046
                                                       --------------- --------------  ------------- -------------  ----------------

                  Total operating expenses                 13,867          15,786          11,976         7,009             4,627
                                                       --------------- --------------  ------------- -------------  ----------------

Operating loss                                            (13,756)        (16,249)        (12,726)       (7,829)           (5,095)
Interest and other income                                     250             359             602           132                12
Interest expense                                            (522)            (296)           (148)          (57)             (117)
                                                       --------------- --------------  ------------- -------------  ----------------

Net loss                                                 $(14,028)       $(16,186)       $(12,272)    $  (7,754)         $ (5,200)
                                                       =============== ==============  ============= =============  ================

Basic and diluted net loss per share                       $(0.89)         $(1.96)         $(2.64)     $(107.69)         $ (83.87)
                                                       =============== ==============  ============= =============  ================

Shares  used in  computing  basic and diluted net loss
per share                                                  15,746            8,239          4,642            72                62
                                                       =============== ==============  ============= =============  ================




                                                                                        DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1999(1)        1998          1997          1996            1995
                                                           ------------  ------------  ------------  ------------  ----------------
                                                                                       (In thousands)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments                $920          $645       $12,848          $907           $2,993
Working capital (deficit)                                      (1,293)       (1,614)       11,609        (2,150)           2,647
Total assets                                                    6,089         7,283        17,674         3,964            4,735
Capital lease obligation, noncurrent portion                    1,012         1,120           840           722              317
Line of credit obligation, noncurrent portion                   1,095         2,183            --            --               --
Accumulated deficit                                           (60,636)      (46,608)      (30,422)      (18,150)         (10,396)
Total stockholders' equity (net capital deficiency)              (420)       (1,176)      (14,444)      (10,368)          (2,675)




(1)  In February  2000,  the Company sold a total of 4,666,611  shares of common stock at $2.25 per share in a private  placement transaction  resulting in net  proceeds  of  approximately  $10.0  million.  See  Note 7 of  Notes to Financial  Statements for related  proforma  information as of December 31, 1999.



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

OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $8.3 million from inception to December 31, 1999. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and the Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consists primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. European sales consist primarily of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Marking in August 1998.

Revenues are recognized when products are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We are all evaluating the effects, if any, that the adoption of SAB 101, in the second quarter of 2000, may have on the results of our operations or our financial position.

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

RESULTS OF OPERATIONS - YEARS ENDED 1999 AND 1998

Net Sales

Net sales for 1999 increased 40% to $3,495,000 from $2,499,000 for 1998. The majority of the increase in sales in 1999 is attributable to sales in the United States and Europe. United States sales for 1999 increased 11% to $1,915,000 from $1,722,000 in 1998. The increase in United States sales is due primarily to the sales of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k). European sales for 1999 increased 103% to $1,127,000 from $554,000 for 1998. The increase in European sales is due primarily to sales of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Marking in August 1998.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 1999 increased 14% to $3,384,000 from $2,962,000 for 1998. The decrease of cost of goods sold as a percent of net revenue is due primarily to the purchase of several pieces of capital equipment to manufacture some components in-house, rather than purchase the components from outside vendors. Although this equipment was not fully functional until the second half of 1999, the Company expects costs per unit to continue to decrease as it transitions from outside vendors to its internal production. In addition, the internal production will provide greater flexibility in production of its microcatheter systems.

Research and Development Expenses

Research and development expenses for 1999 decreased 21% to $5,694,000 from $7,230,000 in 1998. The decrease in research and development expenses is due primarily to staff reductions in research and development as a result of the Company restructuring in January 1999 and the transition of all animal studies from out of state to a local firm which significantly reduced costs for research and development product testing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 1999 decreased 4% to $8,173,000 from $8,556,000 in 1998. Selling expenses for 1999 increased 16% to $4,376,000 from $3,788,000 in 1998. The increase is due primarily to costs associated with the expansion of the Company's United States sales force, the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of participating physicians by sales and clinical specialists. General and administrative expenses for 1999 increased 1% to $2,878,000 from $2,844,000 in 1998. Marketing expenses for 1999 decreased 52% to $919,000 from $1,924,000 in 1998. The decrease in marketing expenses is due primarily to staffing reductions from the Company's restructuring in January 1999, the development of marketing materials and programs in-house, and fewer exhibits attended in 1999.

Interest and Other Income, Interest Expense

Interest and other income for 1999 decreased by $109,000 to $250,000 from $359,000 in 1998. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances. Interest expense for 1999 increased by $226,000 to $522,000 from $296,000 in 1998. The increase is due primarily to higher borrowing levels for purchases of capital equipment and interest expense associated with borrowings under the Company's $3.0 million line of credit.

RESULTS OF OPERATIONS - YEARS ENDED 1998 AND 1997

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

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 1998 increased 47% to $2,962,000 from $2,011,000 for 1997. The increase in cost of goods sold is due primarily to the growth of the Company's sales and associated manufacturing staff additions. In addition, product costs were higher due to training personnel on new products and installation of new equipment and related depreciation. During 1998, the Company purchased several pieces of capital equipment to manufacture some components in-house, rather than purchase from outside vendors. The benefit of this new equipment in reducing cost of goods sold as a percent of net revenue was realized in the second half of 1999.

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

Interest and Other Income, Interest Expense

Interest and other income for 1998 decreased by $243,000 to $359,000 from $602,000 in 1997. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances. Interest expense for 1998 increased by $148,000 to $296,000 from $148,000 in 1997. The increase is due primarily to higher borrowing levels for purchases of capital equipment and interest expense associated with borrowings under the Company's $3.0 million line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, which had yielded net proceeds of $46,800,000 through December 31, 1999, an initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,500,000. As of December 31, 1999, the Company had approximately $920,000 in cash, cash equivalents and short-term investments.

Net cash used in operating activities was approximately $12,800,000, $16,000,000 and $12,500,000 for the years ended December 31, 1999, 1998 and 1997, respectively, resulting primarily from operating losses incurred. Net cash of $731,000 and $5,150,000 used in investing activities for the years ended December 31, 1999 and 1997, respectively, is attributable primarily to the purchases of short-term investments. Net cash provided by investing activities of $4,249,000 for the year ended December 31, 1998 is attributable primarily to the maturities of short-term investments. Net cash provided by financing activities was approximately $13,300,000, $3,800,000 and $25,300,000 for the years ended December 31, 1999, 1998 and 1997, respectively, resulting primarily from the Company's initial public offering, the sale of equity securities in private placement transactions and proceeds from bridge loans and borrowings under the line of credit during such periods.

In June 1998, the Company secured a $3,000,000 line of credit which may be used for general working capital purposes. As of December 31, 1998, the Company had drawn the entire $3,000,000 line of credit. In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 1999, the Company has drawn $541,000 against the equipment leaseline. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid $490,388. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were $14,300,000. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid $524,891 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $10,000,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance, and competitive developments. The Company believes that available cash along with proceeds from the private placement completed in February 2000 will be sufficient to meet the Company's cash requirements at least through 2000. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. OUR ABILITY TO ACHIEVE OR, IF ACHIEVED, SUSTAIN PROFITABILITY, IS HIGHLY UNCERTAIN.

We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. To date, sales of our microcatheter systems have been limited. We had net losses of approximately $14.0 million, $16.2 million and $12.3 million for the fiscal years ended 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $60.6 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating
results difficult or impossible.  There can be no assurance   that  we  will
ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

WE WILL NEED TO RAISE CAPITAL IN THE FUTURE. FUTURE FINANCINGS COULD HAVE A DILUTIVE EFFECT ON OUR STOCKHOLDERS.

Our future capital uses and requirements will depend on numerous factors, including:

          o the progress of our clinical research and product development programs,
          o the time required to obtain and the receipt of regulatory clearances and approvals,
          o the costs and timing of product development, manufacturing and sales and marketing activities,
          o  the extent to which our products gain market acceptance,
          o  competitive developments, and
          o the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights.

In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen  difficulties  arise  in  the  course  of  developing  our  products, performing  clinical  trials,  obtaining  necessary  regulatory  clearances  and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of February 29, 2000, cash, cash equivalents and short-term investments totaled $9.3 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through December 31, 2000.

         Our future capital uses and requirements depend on numerous factors, including:

          o  our ability to establish collaborative arrangements,
          o  the level of product revenues,
          o  the possible acquisition of new products and technologies, and
          o  the development of commercialization activities.

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

OUR STOCK PRICE MAY BE VOLATILE.

There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

          o  announcements regarding the results of regulatory approval filings,
          o  our clinical studies or other testing,
          o our technological innovations or new commercial products or those of our competitors,
          o  government regulations, developments concerning proprietary rights,
          o  public concern as to safety of technology, and
          o  variations in operating results.

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

OUR OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD IN THE FUTURE.

We believe that a quarter to quarter or annual comparison of our operating results is not a good indication of our future performance. It is likely that at some future time our results will be below market expectations. As a result, our common stock price will likely fall. Our results of operations have fluctuated significantly in the past and we expect them to vary significantly from quarter to quarter or year to year depending upon a number of factors, including:

          o  actions relating to regulatory matters,
          o  progress of pre-clinical and clinical trials,
          o  the extent to which our products gain market acceptance,
          o  the scale-up of manufacturing capabilities,
          o  the expansion of sales and marketing activities,
          o  competition,
          o  the timing of new product introductions by us or our competitors,
          o our ability to successfully market our products in the United States and internationally, and
          o general economic conditions and economic conditions specific to the biotechnology field.

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

THERE ARE RISKS ASSOCIATED WITH INTERNATIONAL SALES OF OUR PRODUCTS.

A number of risks are inherent in international transactions. International sales may be limited or disrupted by

          o  the imposition of government product or currency controls,
          o  export license requirements,
          o  economic or political instability,
          o  domestic or international trade restrictions,
          o  changes in tariffs,
          o  exchange rate fluctuation, or
          o  difficulties in staffing and management.

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

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY'S OPERATIONS

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company estimates that it expensed approximately $10,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company had minimal short-term investments and a fixed interest rate line of credit obligation as of December 31, 1999, the Company does not have any material quantitative or qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and the report of independent auditors appear on pages F-1 through F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  response  to this item is  contained  in part  below and the  remainder  is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000 (the "1999 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

The executive officers of the Company are elected annually by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board.

MR. PHILLIP RADLICK, PH.D. (age 62) has been the President, Chief Executive Officer and a Director of Cardima since November 1994. Prior to joining the Company, from November 1992 until October 1994, Mr. Radlick was the President and Chief Executive Officer of Hepatix, Inc., a start-up medical device company. From November 1986 until November 1992, Mr. Radlick was the President of Edwards Cardiovascular Surgery Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of cardiovascular products. Mr. Radlick received a B.S. in Chemistry and a Ph.D. in Organic Chemistry from University of California, Los Angeles.

MR. GABRIEL VEGH (age 60), the founder of the Company, has been a Director of Cardima since November 1992. Mr. Vegh has been the Chief Operating Officer of Cardima since November 1994, and the Executive Vice President since January 1995. From May 1993 until November 1994, Mr. Vegh was the Company's President, and from May 1993 until July 1996, he served as the Company's Chief Financial Officer. Prior to joining the Company, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target, and from February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

MR. ALLAN ABATI, PH.D. (age 55) has been the Vice President, Regulatory Affairs, Clinical Programs and Quality Assurance of Cardima since February 1996. Prior to joining the Company, from February 1992 until February 1996, Mr. Abati was the Vice President, Regulatory Affairs and Quality Assurance of Johnson & Johnson Professional, Inc., a manufacturer of neurosurgical and orthopedic medical devices. From August 1989 until February 1992, Mr. Abati was the Director, Regulatory and Clinical Affairs of Shiley Inc., a Pfizer company and manufacturer of interventional cardiology products. From June 1986 until August 1989, Mr. Abati was the Manager, Regulatory Affairs and Clinical Programs, and from November 1982 until June 1986 he was Senior Regulatory and Clinical Affairs Specialist, of Edwards Critical-Care Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of critical care and interventional cardiology products. Mr. Abati received a B.S. in Zoology and an M.A. in Biology from California State University, Long Beach and a Ph.D. in Physiology from Rutgers University.

MR. VICTOR J. BARAJAS (age 36) has been the Vice President of Operations of Cardima since August 1997 and is responsible for all operations and manufacturing activity. From September 1995 until August 1997, Mr. Barajas was the Director of Operations, from May 1994 until September 1995, Mr. Barajas was the Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was a senior engineer for Cardima. Prior to joining the company, from 1990 until June 1993, Mr. Barajas was Process

Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as an R&D/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

MR. RONALD BOURQUIN (age 49) has been the Vice President and Chief Financial Officer of Cardima since July 1996. Prior to joining the Company, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EP Technologies, Inc. ("EPT"), an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. From April 1993 until July 1993, Mr. Bourquin served as a consultant to EPT. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

MR. ERIC CHAN, PH.D. (age 42) has been the Vice President of Product Development of Cardima since June 1998. Prior to joining the Company, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology, high resolution ECG and cathlab systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin.

MR. DAVID SMITH (age 46) has been the Vice President, World Wide Sales of Cardima since March 1996. Prior to joining the Company, from January 1994 until December 1995, Mr. Smith was the Director of Marketing of Baxter Healthcare, International Cardiology Division, a manufacturer and distributor of interventional cardiology products. From June 1991 until December 1993, Mr. Smith was the Business Unit Manager, Germany, and from April 1990 until May 1991, he was the National Sales Manager, Endovascular Products, of Baxter Healthcare, Less Invasive Surgery Division. Mr. Smith has a B.S. in Business Administration from Michigan State University.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Proxy Statement under the caption "Compensation of Directors" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the 1999 Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the 1999 Proxy Statement under the caption "Transactions with Management," and is incorporated herein by reference.

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

         (a)  3. LISTING OF EXHIBITS


EXHIBIT #         DESCRIPTION

     3.1 (1)         Certificate of Incorporation, as amended, of the
                     Registrant.
     3.2 (1)         Bylaws of Registrant.
     3.3 (1)         Form of Amended and Restated Certificate of Incorporation
                     of Registrant.

     4.1 (1)         Form of Common Stock Certificate.

    10.1             1993 Stock Option Plan, as amended.
    10.2 (1)         1997 Directors' Stock Option Plan.
    10.3 (1)         1997 Employee Stock Purchase Plan.
    10.4 (1)         Form of Indemnification Agreement.
    10.5 (1)         Fourth Amended and Restated Stockholders' Rights
                     Agreement dated March 7, 1997, between Registrant and
                     certain stockholders of Registrant.
    10.6 (1)         License Agreement dated May 21, 1993, between Registrant
                     and Target Therapeutics, Inc.
    10.7 (1)         Lease dated April 25, 1994, between Registrant and State
                     of California Public Employees' Retirement System.
    10.8 (1)         Sublease dated November 14, 1996, between Registrant and
                     Target Therapeutics, Inc.
    10.9 (2)         Master Lease Agreement dated January 26, 1996, between
                     Registrant and Comdisco, Inc., together with Equipment
                     schedules VL-1, VL-2 and VL-3.
    10.10 (1)        Warrant Purchase Agreement dated December 9, 1993,
                     between Registrant and Target Therapeutics, Inc.,
                     together with the series A Preferred Stock Warrant.
    10.11 (1)        Series A Preferred Stock Warrant dated June 10, 1994,
                     issued to Silicon Valley Bank.
    10.12 (1)        Warrant Purchase Agreement dated July 1, 1994, between
                     Registrant and California Public Employees' Retirement
                     System, together with the Common Stock Warrant.
    10.13 (1)        Series A Preferred Stock Warrant dated October 26, 1994,
                     issued to Silicon Valley Bank.
    10.14 (1)        Form of Series A Preferred Stock Warrant issued to
                     certain investors in December 1994.
    10.15 (1)        Series D Preferred Stock Warrant dated October 31, 1995,
                     issued to Silicon Valley Bank.
    10.16 (1)        Form of Common Stock Warrant issued to certain investors
                     from April 1995 to December 1995.

                                       44

    10.17 (1)        Warrant Agreement dated January 23, 1996, between
                     Registrant and Comdisco, Inc., together with the Series D
                     Preferred Stock Warrant.
    10.18 (1)        Electrophysiology Catheter License Agreement dated May
                     17, 1994, between Registrant and BSI Corporation,
                     together with the Credit Pool Agreement of same date.
    10.19 (1)        Distribution Agreement dated June 15, 1995, between
                     Registrant and Paramedic Co., Ltd.
    10.20 (1)        Distribution Agreement dated July 14, 1995, between
                     Registrant and Werfen Distribution AG, together with the
                     May 15, 1996 letter amendment.
    10.21 (1)        Employment Agreement dated May 21, 1993, between
                     Registrant and Gabriel B. Vegh.
    10.22 (1)        Employment Letter Agreement dated October 31, 1994,
                     between Registrant and Phillip C. Radlick, Ph.D.
    10.23 (1)        Warrant Agreement dated April 7, 1997, between Registrant
                     and Comdisco, Inc.
    10.24 (1)        Distribution Agreement dated April 1, 1997, between
                     Registrant and Cardiologic, GmbH.
    10.25 (3)        Master Loan and Security Agreement dated June, 1998,
                     between Registrant and Transamerica Business Credit Corp.
    10.26 (4)        (10.1) Form of Subscription Agreement between Registrant
                     and certain investors
    10.27 (4)        (4.1) Form of Share Purchase Warrant issued to Sunrise
                     Securities, Inc.
    23.1             Consent of Ernst & Young LLP, Independent Auditors.
    27.1             Financial Data Schedule.

(1) Incorporated by reference to the same exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.
(2) Equipment Schedule VL-3 dated February 13, 1998 to the Master Lease Agreement dated January 23, 1996 is filed with this Annual Report on Form 10-K.
(3) Incorporated by reference to the same exhibit filed with the Registrant's Statement on Form 10-Q for the Quarter ended June 30, 1998 (File No. 000-22419).
(4) Incorporated by reference to Exhibits noted in parentheticals which were filed with the Registrant's Report on Form 8-K filed with the Commission on February 2, 1999.

                                   SIGNATURES

                                  for Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 30, 2000          CARDIMA, INC.

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



NAME                                               TITLE                                                               DATE

/s/ Phillip C. Radlick, Ph.D.                      President, Chief Executive Officer and Director                   03/30/00
-----------------------------------------------                                                                    --------------
Phillip C. Radlick, Ph.D.                          (Principal Executive Officer)


/s/ Ronald E. Bourquin                             Vice President and Chief Financial Officer                        03/30/00
-----------------------------------------------                                                                    --------------
Ronald E. Bourquin                                 (Principal Financial and Accounting Officer)

/s/ Neville J. Jeharajah                           Director                                                          03/30/00
-----------------------------------------------                                                                    --------------
Neville J. Jeharajah

/s/ Rudolfo C. Quijano                             Director                                                          03/30/00
-----------------------------------------------                                                                    --------------
Rudolfo C. Quijano

                                                   Executive Vice President, Chief Operating Officer
/s/ Gabriel B. Vegh                                and Director                                                      03/30/00
-----------------------------------------------                                                                    --------------
Gabriel B. Vegh


                                  CARDIMA, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                                                                                          PAGE

Report of Ernst & Young LLP, Independent Auditors............................................................F-2
Balance Sheets at December 31, 1999 and 1998.................................................................F-3
Statements of Operations for the years ended December 31, 1999, 1998, and 1997...............................F-4
Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity
     (Net Capital Deficiency) for the years ended December 31, 1999, 1998, and 1997..........................F-5
Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997...............................F-6
Notes to Financial Statements................................................................................F-7


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 1999 and 1998, and the related statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/  ERNST & YOUNG LLP

Palo Alto,  California
February 2, 2000, except for note 7,
as to which date is February 18, 2000


                                  CARDIMA, INC.

                                 BALANCE SHEETS

                     (In thousands except per share amounts)


                                                                                              December 31,
                                                                                   ------------------------------------
ASSETS                                                                                 1999                  1998
                                                                                   --------------        --------------
Current assets:
     Cash and cash equivalents...........................................          $         423           $       645
     Short-term investments..............................................                    497                   ---
     Accounts receivable, net of allowances for doubtful accounts
        of $92 and $41 at December 31, 1999 and 1998, respectively                           669                   512
     Inventories.........................................................                  1,268                 1,977
     Other current assets................................................                    251                   366
                                                                                   --------------        --------------
         Total current assets............................................                  3,108                 3,500
Property and equipment, net..............................................                  2,512                 2,998
Restricted cash..........................................................                    ---                   105
Notes receivable.........................................................                    365                   320
Other assets.............................................................                    104                   360
                                                                                   --------------        --------------
                                                                                    $      6,089         $       7,283
                                                                                   ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable....................................................           $      1,436         $       2,286
     Accrued compensation................................................                  1,041                 1,032
     Other current liabilities...........................................                     60                    76
     Capital lease obligation - current portion..........................                    776                   903
     Line of credit obligation - current portion.........................                  1,088                   817
                                                                                   --------------        --------------
             Total current liabilities...................................                  4,401                 5,114

Deferred rent............................................................                      1                    42
Capital lease obligation - noncurrent portion............................                  1,012                 1,120
Line of credit obligation - noncurrent portion...........................                  1,095                 2,183

Commitments

Stockholders' equity (net capital deficiency):
     Common stock, $0.001 par value; 25,000,000 shares authorized,
     16,356,355 shares issued and outstanding at December 31, 1999,
     8,352,296 as of December 31, 1998; at amount paid in                                 60,441                45,910
Deferred compensation....................................................                   (225)                 (478)
Accumulated deficit......................................................                (60,636)              (46,608)
                                                                                   --------------        --------------
     Total stockholders' equity (net capital deficiency).................                   (420)               (1,176)
                                                                                   --------------        --------------
                                                                                    $      6,089          $      7,283
                                                                                   ==============        ==============



                                  CARDIMA, INC.

                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------------
                                                                              1999                 1998                 1997
                                                                         ----------------     ----------------     ----------------

Net sales                                                                 $      3,495         $    2,499           $     1,261
Cost of goods sold                                                               3,384              2,962                 2,011
                                                                         ----------------     ----------------     ----------------
         Gross profit (loss)                                                       111               (463)                 (750)
Operating expenses:
         Research and development                                                5,694              7,230                 5,320
         Selling, general and administrative                                     8,173              8,556                 6,656
                                                                         ----------------     ----------------     ----------------
         .........Total operating expenses                                      13,867             15,786                11,976
                                                                         ----------------     ----------------     ----------------
Operating loss                                                                 (13,756)           (16,249)              (12,726)

Interest and other income                                                          250                359                   602
Interest expense                                                                  (522)              (296)                 (148)
                                                                         ----------------     ----------------     ----------------
Net loss                                                                   $   (14,028)         $ (16,186)           $  (12,272)
                                                                         ================     ================     ================
Basic and diluted net loss per share                                     $       (0.89)       $     (1.96)             $(2.64)
                                                                         ================     ================     ================
Shares used in computing basic and diluted net loss per
share                                                                           15,746              8,239                4,642
                                                                         ================     ================     ================

                 See accompanying notes to financial statements



                                  CARDIMA, INC.

 Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency)
                                (In thousands, except share and per share amounts)
                                                                                                  STOCKHOLDERS' EQUITY
                                                                                                (NET CAPITAL DEFICIENCY)
                                                                                          -------------------------------------
                                                                           SERIES D      SERIES E
                                                                          REDEEMABLE    REDEEMABLE   SERIES A      SERIES B
                                                                          CONVERTIBLE  CONVERTIBLE  CONVERTIBLE  CONVERTIBLE
                                                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED
                                                                             STOCK        STOCK        STOCK        STOCK
                                                                          ------------ ------------- ------------ -------------
Balances at December 31, 1996 ...........................................      $  9,740    $   --      $  2,949   $   --
Issuance of 2,356,741 share of Series E redeemable
   preferred stock to investors for cash and conversion of
   bridge loans at $5.74 per share in March 1997, net of
   issuance costs of $90 ................................................          --        13,442        --         --
Issuance of 2,275,000 shares of common stock at $7.00 per
   share through the initial public offering, net of commissions
   and issuance costs of $2,286 .........................................          --          --          --         --
Conversion of redeemable convertible and convertible preferred
   stock in connection with the Company's initial public offering (9,740)       (13,342)     (2,949)       --       (4,764)
Issuance of 27,338 shares of common stock for cash upon exercise
   of employee stock option at $0.56 - $1.75 per share ..................          --          --          --         --
Deferred compensation related to grant of stock options .................          --          --          --         --
Amortization of deferred compensation ...................................          --          --          --         --
Net loss ................................................................          --          --          --         --
                                                                               --------    --------    --------   --------
Balances at December 31, 1997 ...........................................          --          --          --         --
Issuance of 78,409 shares of common stock for net issuance
   exercise of warrants at $1.05 per share ..............................          --          --          --         --
Issuance of 37,301 shares of common stock for exercise of warrants
   at$1.05 per share ....................................................          --          --          --         --
Issuance of 94,289 shares of common stock for cash upon exercise of
   employee stock options at $0.56 - $1.75 per share ....................          --          --          --         --
Issuance of 38,423 shares of common stock for cash in employee stock
   purchase plan at $4.24 and $3.56 per share ...........................          --          --          --         --
Amortization of deferred compensation ...................................          --          --          --         --
Net loss ................................................................          --          --          --         --
                                                                               --------    --------    --------   --------
Balances at December 31, 1998 ...........................................          --          --          --         --
Issuance of 7,500,000 shares of common stock at $2.00 per share in
   January and February 1999 through private placement, and 354,806 shares issued in lieu of commissions, net of issuance costs
   of $686 ..............................................................          --          --          --         --
Issuance of 91,834 shares of common  stock,  net of 45 repurchased shares, for cash upon exercise of employee stock options
   at $0.56 - $1.75 per share ...........................................          --          --          --         --
Issuance of 57,419 shares of common stock for cash in employee
   stock Purchase plan at $2.24 and $1.49 per share .....................          --          --          --         --
Amortization of deferred compensation ...................................          --          --          --         --
Net loss ................................................................          --          --          --         --
                                                                               --------    --------    --------   --------
Balances at December 31, 1999 ...........................................      $   --      $   --      $   --     $   --
                                                                               ========    ========    ========   ========



                                                                                STOCKHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)
                                                                           --------------------------------------------------------

                                                                                                                         TOTAL

                                                                            SERIES C                                  STOCKHOLDERS'

                                                                           CONVERTIBLE             DEFERRED   ACCUMU-  EQUITY (NET

                                                                            PREFERRED    COMMON     COMPEN-   LATED     CAPITAL

                                                                              STOCK       STOCK     SATION    DEFICIT  DEFICIENCY)

                                                                            ------------ ---------- --------- ------- -------------


Balances at December 31, 1996 ...........................................   $  4,764   $    595   $   (526)   $(18,150)   $(10,368)
Issuance of 2,356,741 share of Series E redeemable
   preferred stock to investors for cash and conversion of
   bridge loans at $5.74 per share in March 1997, net of
   issuance costs of $90 ................................................       --         --         --          --          --
Issuance of 2,275,000 shares of common stock at $7.00 per
   share through the initial public offering, net of commissions
   and issuance costs of $2,286 .........................................       --       13,639       --          --        13,639
Conversion of redeemable convertible and convertible preferred
   stock in connection with the Company's initial public offering (9,740)     30,895       --         --        23,182
Issuance of 27,338 shares of common stock for cash upon exercise
   of employee stock option at $0.56 - $1.75 per share ..................       --           36       --          --            36
Deferred compensation related to grant of stock options .................       --          432       (432)       --          --
Amortization of deferred compensation ...................................       --         --          227        --           227
Net loss ................................................................       --         --         --       (12,272)    (12,272)
                                                                            --------   --------   --------    --------    --------
Balances at December 31, 1997 ...........................................       --       45,597       (731)    (30,422)     14,444
Issuance of 78,409 shares of common stock for net issuance
   exercise of warrants at $1.05 per share ..............................       --         --         --          --          --
Issuance of 37,301 shares of common stock for exercise of warrants
   at$1.05 per share ....................................................       --           39       --          --            39
Issuance of 94,289 shares of common stock for cash upon exercise of
   employee stock options at $0.56 - $1.75 per share ....................       --          121       --          --           121
Issuance of 38,423 shares of common stock for cash in employee stock
   purchase plan at $4.24 and $3.56 per share ...........................       --          153       --          --           153
Amortization of deferred compensation ...................................       --         --          253        --           253
Net loss ................................................................       --         --         --       (16,186)    (16,186)
                                                                            --------   --------   --------    --------    --------
Balances at December 31, 1998 ...........................................       --       45,910       (478)    (46,608)     (1,176)
Issuance of 7,500,000 shares of common stock at $2.00 per share in
   January and February 1999 through private placement, and 354,806 shares issued in lieu of commissions, net of issuance costs
   of $686 ..............................................................       --       14,314       --          --        14,314
Issuance of 91,834 shares of common  stock,  net of 45 repurchased shares, for cash upon exercise of employee stock options
   at $0.56 - $1.75 per share ...........................................       --          114       --          --           114
Issuance of 57,419 shares of common stock for cash in employee
   stock Purchase plan at $2.24 and $1.49 per share .....................       --          103       --          --           103
Amortization of deferred compensation ...................................       --         --          253        --           253
Net loss ................................................................       --         --         --       (14,028)    (14,028)
                                                                            --------   --------   --------    --------    --------
Balances at December 31, 1999 ...........................................   $   --     $ 60,441   $   (225)   $(60,636)   $   (420)
                                                                            ========   ========   ========    ========    ========



                                  CARDIMA, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                      1999           1998            1997
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $ (14,028)       $(16,186)       $(12,272)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                    1,196             928             703
     Amortization of deferred compensation                                              253             253             227
     Loss on disposal of assets                                                          15               6              --
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (157)           (244)           (200)
         Inventories                                                                    709          (1,445)           (155)
         Other current assets                                                           115            (105)            (32)
         Restricted cash                                                                105              87              83
         Notes receivable                                                               (45)            (19)           (301)
         Other assets                                                                  (104)           (905)           (446)
         Accounts payable                                                              (850)          1,388            (257)
         Accrued employee compensation                                                    9             279             240
         Other current liabilities                                                      (16)             21               3
         Deferred rent                                                                  (41)            (48)            (49)
                                                                                  ------------    ------------    ------------
                  Net cash used in operating activities                             (12,839)        (15,990)        (12,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                 (19,057)           (517)         (4,270)
Maturities and sales of short-term investments                                       18,560           4,786              --
Capital expenditures                                                                   (248)            (45)           (883)
Proceeds from disposal of assets                                                         14              25               3
                                                                                  ------------    ------------    ------------
         Net cash (used) provided in investing activities                              (731)          4,249          (5,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock                                            --              --          10,158
Proceeds from issuance of bridge loans                                                   --              --           1,610
Principal payments under capital leases                                                (993)           (745)           (469)
Principal payments under credit line                                                   (817)             --              --
Payments under notes payable                                                             --              (7)             --
Proceeds under line of credit                                                            --           3,000              --
Net proceeds from sale of common stock                                               14,531             313          13,675
Proceeds from sale/leaseback of capital equipment                                       627           1,247             303
                                                                                  ------------    ------------    ------------
         Net cash provided by financing activities                                   13,348           3,808          25,277
                                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (222)         (7,933)          7,671

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            645           8,578             907
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $    423        $    645        $  8,578
                                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for interest                                             $    211        $    298       $     122
                                                                                  ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Equipment acquired under capital leases                                            $    771         $ 1,341        $    845
                                                                                  ============    ============    ============


                                  CARDIMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its microcatheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from a stockholder, Target Therapeutics.

The Company has incurred continuing operating losses and expects such losses to continue over the next several years. Management plans to continue to finance the operations with a combination of stock sales, product revenue and other financing facilities. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid $524,891 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share, as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $10,000,000.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized when products are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We are all evaluating the effects, if any, that the adoption of SAB 101, in the second quarter of 2000, may have on the results of our operations or our financial position.

RESEARCH AND DEVELOPMENT

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, convertible preferred stock, warrants, and stock options from the computation of diluted earnings per share because all such securities are anti-dilutive for all periods presented.

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

Pro forma basic and diluted net loss per share information is as follows (in thousands except per share data):

                                                                                                      Year Ended
                                                                                                   December 31, 1997
                                                                                               --------------------------

Shares used in computing basic and diluted net loss per share.............................               4,642
Adjusted to reflect assumed  conversion of preferred stock from the date of
   issuance  through the initial public offering in June 1997.............................               1,454
                                                                                               --------------------------
                                                                                                         6,096

Shares used in computing pro forma basic and diluted loss per share.......................
                                                                                               ==========================
Pro forma basic and diluted net loss per share............................................             $ (2.01)
                                                                                               ==========================


CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper, are classified as available-for-sale as of December 31, 1999. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and accordingly, no adjustments have been made to other comprehensive income or stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The fair value of investments is based on quoted market prices at December 31, 1999. The fair value of these securities approximated the amortized cost at December 31, 1999. Cash, cash equivalents and short-term investments at December 31, 1999 consist of the following (in thousands):



Cash and cash equivalents:                                    Short-term investments:
   Cash...................................          $ 254     Commercial paper..........................          $ 497
   Money market funds.....................            169     Total short-term investments..............          $ 497
                                              ------------                                                  ============
  Total cash and cash equivalents.........          $ 423
                                              ============


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):


                                                              December 31,
                                                  --------------------------------------
                                                        1999                 1998
                                                  -----------------    -----------------

Raw materials..............................         $   616               $   502
Work-in-process............................             107                   217
Finished goods.............................             545                 1,258
                                                  -----------------    -----------------
                                                    $ 1,268               $ 1,977
                                                  =================    =================

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

Property and equipment consist of the following (in thousands):


                                                               December 31,
                                                   ----------------------------------------
                                                         1999                  1998
                                                   -----------------      -----------------
Equipment.....................................      $   5,492             $      5,054
Leasehold improvements........................            109                      107
                                                    -----------------     -----------------
                                                        5,601                    5,161
Less accumulated depreciation.................         (3,089)                  (2,163)
                                                    -----------------     -----------------
                                                    $   2,512             $      2,998
                                                    =================     =================


Property and equipment financed under a capital leases were $4,205,000 and $3,660,000 at December 31, 1999 and 1998, respectively. Accumulated amortization related to leased assets was $2,476,000 and $1,764,000 at December 31, 1999 and 1998, respectively.

CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. No one distributor or direct customer accounted for more than 10% of the Company's net sales and export sales represented 45% of net sales for the year ended December 31, 1999. Of the export sales in 1999, 22% were to Japan, 71% were to Europe and 7% were to the rest of the world. Provisions for doubtful accounts were $55,000 and $29,000 for the years ended December 31, 1999 and 1998, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                                  (IN THOUSANDS)
                                 ----------------------------------------------------------------------------------
                                           1999                        1998                        1997
                                 --------------------------  --------------------------  --------------------------

United States                           $1,915         55%         $  1,722        69%          $   902        71%
Europe                                   1,127         32%              554        22%              224        18%
Japan                                      341         10%              177         7%              123        10%
Rest of World                              112          3%               46         2%               12         1%
                                 --------------              ---------------             ---------------
TOTAL NET SALES:                        $3,495                      $ 2,499                    $  1,261
                                 ==============              ===============             ===============


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial

Instruments and for Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133, as delayed by SFAS No. 137, is effective for years beginning after June 15, 2000, and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.

2.   COMMITMENTS

The Company leases facilities under an operating lease which commenced in November 1999 and expires November 2002. The Company also leases certain equipment under noncancelable capital leases (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases at December 31, 1999 (in thousands):


                                                                                  Operating             Capital
                                                                                    Lease               Leases
                                                                                --------------       --------------

Year ending December 31:

         2000..............................................................          $  567                 $ 900
         2001..............................................................             590                   643
         2002..............................................................             533                   419
         2003..............................................................             ---                   131
                                                                                --------------       --------------
Total minimum payments required............................................          $1,690                 2,093
                                                                                ==============
Less amount representing interest..........................................                                  (305)
                                                                                                     --------------
Present value of future lease payments.....................................                                 1,788
Less current portion.......................................................                                  (776)
                                                                                                     --------------
Noncurrent portion.........................................................                               $ 1,012
                                                                                                     ==============

Rent expense, net of rental income, was approximately $391,000 in 1999, $363,000 in 1998 and $316,000 in 1997. In connection with its facilities lease arrangements, the Company issued letters of credit to lessors collateralized by certificates of deposit which totaled approximately $105,000 at December 31, 1998. In November of 1999, these letters of credit and their respective certificates of deposits expired.

3.   STOCKHOLDERS' EQUITY

COMMON STOCK

In June 1997, the Company completed its initial public offering and issued 2,275,000 shares of its Common Stock at a price of $7.00 per share. The Company received approximately $13.6 million in cash, net of underwriting discounts, commission and other offering costs.

1993 STOCK OPTION PLAN

During 1993, the board of directors adopted the 1993 Stock Option Plan (the "Plan") and, as amended, has reserved 1,300,000 shares of common stock for issuance under the Plan. The Plan provides for both incentive and nonstatutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the board of directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each nonstatutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

Activity under the Plan is as follows:


                                                                                          Outstanding Options
                                                                    ----------------------------------------------------------------

                                                       Shares           Number of            Price              Weighted-Average
                                                     Available           Shares            Per Share             Exercise Price
                                                   ---------------  ------------------  --------------------------------------------


Balance at December 31, 1996......................      84,156          810,690            $0.56 - $2.10                 $1.25
Additional shares reserved........................     396,825              ---                                            ---
Options granted...................................    (438,162)         438,162            $1.75 - $7.00                 $4.25
Options exercised.................................         ---          (27,338)           $0.56 - $7.00                 $2.39
Options forfeited.................................      80,899          (80,899)           $0.56 - $5.88                 $2.37
                                                        ------          --------

Balance at December 31, 1997                           123,718        1,140,615            $0.56 - $5.88                 $2.37
Additional shares reserved........................     243,117              ---                      ---                   ---
Options granted...................................    (290,508)         290,508            $2.88 - $5.56                 $4.38
Options exercised.................................         ---          (94,289)           $0.56 - $1.75                 $1.28
Options forfeited.................................      59,742          (59,742)           $0.56 - $7.00                 $3.59
                                                        ------          --------

Balance at December 31, 1998                           136,069        1,277,092            $0.56 - $7.00                 $2.87
Additional shares reserved........................   2,250,569              ---                      ---                   ---
Options granted...................................    (715,239)         715,239            $1.41 - $2.56                 $1.99
Options repurchased...............................          45              ---            $0.56 - $0.56                 $0.56
Options exercised.................................         ---          (91,879)           $0.56 - $1.75                 $1.24
Options forfeited.................................     139,601         (139,601)           $0.56 - $7.00                 $4.79
                                                       -------         ---------

Balance at December 31, 1999......................   1,811,045        1,760,851            $0.56 - $7.00                 $2.44
                                                     ---------        ---------


>From April 1996 to April 1997, options to purchase a total of 835,928 shares were granted at prices ranging from $0.56 to $5.74 per share. Deferred compensation of approximately

$1,012,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.00 to $8.00 per share).

At December 31, 1999, 1998 and 1997 approximately  920,665,  881,606 and 827,920 options, respectively, were exercisable under the Plan. All options granted in 1999 were granted at fair value. The weighted average exercise price for all options granted in 1999 is $2.00.

1997 DIRECTORS' STOCK OPTION PLAN

In March 1997, the board of directors adopted the 1997 Directors' Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. At December 31, 1999, options to purchase 86,000 shares were granted at prices ranging from $1.91 to $2.13 per share, with an average exercise price of $2.07. All options granted in 1999 were granted at fair value. A total of 86,000 shares are outstanding under this plan.

1997 EMPLOYEE STOCK PURCHASE PLAN

In March 1997, the board of directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of common stock has been reserved for issuance under the Purchase Plan. As of December 31, 1999, 95,842 shares had been issued under this purchase plan.

WARRANTS

At December 31, 1999, the Company had the following warrants outstanding: warrants to purchase 308,512 shares of common stock at $1.05 per share issued to certain investors in connection with bridge loans; warrants to purchase 1,428 shares of common stock at $7.00 per share issued in connection with the facility lease; warrants to purchase 1,905 shares of common stock at $7.00 per share and 2,142 shares of common stock at $5.11 per share issued in connection with a letter of credit; warrants to purchase 23,776 shares of common stock at $5.11 per share, 13,937 shares of common stock at $5.74 per share, and 19,513 shares of common stock at $2.56 issued in connection with a capital lease; warrants to purchase 17,543 shares of common stock at $7.00 per share issued to certain investors in connection with bridge financings and warrants to purchase 75,000 shares of common stock at $4.00 per share issued in connection with a line of credit. These warrants are exercisable immediately and expire at the earliest of
(i) between 3 to 10 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

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

The Company has reserved 1,213,756 shares of common stock for issuance upon exercise of the warrants described above.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model for 1997, 1998 and 1999 with the following weighted-average assumptions for 1999, 1998 and 1997, respectively; risk-free interest rates of approximately 6.0%, 6.0% and 6.0%; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 0.6, 0.6 and 0.6; and a weighted-average expected life of the options of four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                 Year Ended December 31,
                                                                -----------------------------------------------------------
                                                                      1999                 1998                 1997
                                                                -----------------    -----------------    -----------------
                                                                          (In thousands, except per share data)
Net loss - as reported.......................................      $ (14,028)            $ (16,186)         $  (12,272)
                                                                =================    =================    =================
Net loss - pro forma.........................................      $ (14,269)            $ (16,439)         $  (12,526)
                                                                =================    =================    =================
Net loss per share - as reported.............................      $   (0.89)            $   (1.96)         $    (2.64)
                                                                =================    =================    =================
Net loss per share - pro forma...............................      $   (0.91)            $   (2.00)         $    (2.70)
                                                                =================    =================    =================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                    Options Outstanding                           Options Exercisable
                                      ------------------------------------------------    ------------------------------------
                                                          Weighted
                                                           Average        Weighted                               Weighted-
                                         Number of        Remaining       Average         Number of               Average
                                          shares         Contractual      Exercise         shares                Exercise
    Range of Exercise Prices            Outstanding         Life          Price          Exercisable               Price
---------------------------------     ---------------- --------------- ---------------   -----------------    ---------------
   $0.56  -          $1.05                 177,376          5.62          $0.78                177,376             $0.78
    1.40  -           1.40                 327,684          6.41           1.40                327,684              1.40
    1.41  -           1.75                 332,136          9.04           1.49                 91,636              1.69
    1.91  -           2.56                 453,778          9.30           2.31                 53,065              2.49
    2.88  -           5.00                 365,513          8.01           4.33                220,321              4.39
    5.25  -           7.00                 104,364          8.37           5.53                 46,518              5.52
                                      ----------------                                    -----------------
   $0.56  -          $7.00               1,760,851          8.09          $2.44                916,600             $2.30
                                      ================                                    =================

4.    NOTES RECEIVABLE

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., its President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. As security for the note, Dr. Radlick granted Cardima a security interest in his vested stock options and his principal residence. At December 31, 1999, approximately $39,000 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

In August 1999, the Company entered into a $25,000 note receivable agreement with David Carner, its Director of AF Systems to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 5.30% at the time the note was issued and is due and payable in a single lump sum twenty-four months from the note date. At December 31, 1999, approximately $400 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

5.    INCOME TAXES

As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $57,300,000. The Company also had federal research and development tax credit carryforwards of approximately $600,000 as of December 31, 1999. The net operating loss and credit carryforwards will expire beginning in 2008 through 2019, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):


                                                                                    1999                 1998
                                                                               --------------       --------------

         Net operating loss carryforwards..................................         $20,800             $  16,100
         Research credits carryforwards (federal and state)................             900                   800
         Manufacturing investment credit carryforwards.....................             100                   100
         Capitalized research and development..............................             700                   500
         Other, net........................................................             900                   600
                                                                                -----------          ------------
         Total deferred tax assets                                                   23,400                18,100
         Valuation allowance for deferred tax assets                                (23,400)              (18,100)
                                                                                ------------         -------------
                                                                                $     -----          $      -----
                                                                                -------------        -------------


The net valuation allowance increased by $5,300,000, $6,200,000 and $4,400,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


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

7.    SUBSEQUENT EVENTS

In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid $524,891 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share, as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $10.0 million. Unaudited proforma information, assuming the private placement had been completed on December 31, 1999, is as follows:


                                                                     December 31, 1999
                                                                     -----------------
                                                                                   Proforma
                                                                  Actual          (unaudited)
                                                                  ------          -----------

Cash and cash equivalents.................................       $   423            $10,378
             Total assets: ...............................         6,089             16,044

Common Stock..............................................        60,441             70,396
     Total stockholders' equity (net capital deficiency)..         (420)              9,535