Form 10-K405/A
period 1999-12-31
CARDIMA INC
filed 2000-05-01
CIK 1022570

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                             Amendment No. 1 to

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31,
                                   1999  or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to
                                  _________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


           Delaware                                        94-3177883
----------------------------------------     -----------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

   47266 Benicia Street, Fremont, CA                       94538-7330
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         Common Stock, $.001 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X  Yes      No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $77,825,589 based on the last reported sales price of the Common Stock on the Nasdaq National Market on March 13, 2000

As of March 13, 2000, there were 21,233,587 shares of Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
None


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company are elected annually by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board.

The directors of the Company are elected annually by stockholders. There are no family relationships among any of the executive officers or directors of the Company.

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

Mr. Jeharajah has served as a Director of Cardima since May 1998. Mr. Jeharajah has served as the Vice President of Financial Planning and Investor Relations of Baxter International, Inc. (Baxter), an international cardiovascular company, since 1994. Mr. Jeharajah has been with Baxter since 1982. Mr. Jeharajah received a B.S. in Philosophy from Jnana Deepa Vidyapeeth Pune, India and a B.S. in Accounting from Institute of Cost and Management, United Kingdom. Mr. Jeharajah also received an M.B.A. from Claremont University in California.

Dr. Quijano has served as a Director of Cardima since November 1999. Dr. Quijano has served as the Founder and Chief Technical Officer of VenPro, Inc. since 1997 and President and Chief Technical Officer of 3F Therapeutics, Inc. since 1998. Dr. Quijano serves on the Board of Directors of Fore Flow, Inc., of which he is also the Founder. Prior to Dr. Quijano's current positions, he was the General Manager of Hepatix, AG, from 1993 to 1994 and from 1987 to 1993 was the Vice President of Research and Development, Regulatory Affairs and Clinical Research for the Edwards Cardiovascular Surgery Division of Baxter Healthcare. Dr. Quijano received a B.S. in Chemistry from the University of Alabama and a Ph.D. in Biochemistry from the University of Central America.

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

Compensation of Directors

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board. The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who becomes a non-employee director of the Company will be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which such person first becomes a non-employee director of the Company. This initial grant is fully exercisable on the initial date of the grant. In addition, on the date of each annual meeting of the Company's stockholders at which such director is reelected, each such non-employee director shall be granted an additional option to purchase 2,000 shares of Common Stock if, on such date, he or she shall have served on the Company's Board of Directors for at least three months during the current fiscal year, such option will become exercisable in full on the date of grant. Each of the nominees for director will have served for more than three months at the time of Annual Meeting, and so each will receive options to purchase 2,000 shares of the Company's Common Stock under the Directors' Plan if they are re-elected to the Board at the Annual Meeting. As of March 27, 2000, 104,000 shares had been issued under this plan.

ITEM 11                    EXECUTIVE COMPENSATION

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board. The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan) provides that each person who becomes a non-employee director of the Company will be granted a nonstatutory stock option to purchase 20,000 shares of Common Stock on the date on which such person first becomes a non employee director of the Company. The initial grant is fully exercisable on the initial date of the grant. In addition, on the date of each annual meeting of the Company's stockholders at which such director is reelected, each such non-employee director shall be granted an additional option to purchase 2,000 shares of Common Stock if, on such date, he or she shall have served on the Company's Board of Directors for at least three months during the current fiscal year, such option will become exercisable in full on the date of grant. Each of the nominees for director will have served for more than three months at the time of the Annual Meeting, and so each will receive options to purchase 2,000 shares of the Company's Common Stock under the Directors' Plan if they are re-elected to the Board at the Annual Meeting. As of March 27, 2000, 104,000 shares had been issued under this plan.

                  EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

In October, 1994, the Company entered into an employment agreement with Dr. Radlick which provides for, among other things, an annual salary of $175,000, bonus compensation as may from time to time be awarded by the Board of Directors and participation in all employee benefit plans sponsored by the Company. Additionally, if Dr. Radlick's employment is terminated other than for "good cause" (as defined in the employment agreement), Dr. Radlick shall immediately resign from all positions with the Company and enter into a six month consulting arrangement with the Company. Stock options held by Dr. Radlick would continue to vest over such six-month period. Under this consulting arrangement, Dr. Radlick would be paid a consulting fee in an amount equal to the salary in effect at the time of his resignation, and would be eligible to continue to receive Company benefits. If Dr. Radlick were to obtain new employment during such period, the consulting fee payable to Dr. Radlick would be reduced by the amount of compensation payable to Dr. Radlick under such new arrangement.

In May 1993, the Company entered into an employment agreement with Mr. Vegh which provides for, among other things, an annual salary, bonus compensation as may from time to time be awarded by the Board of Directors and participation in all employee benefit plans sponsored by the Company. Additionally, if Mr. Vegh's employment is terminated other than for "good cause" (as defined in the employment agreement), Mr. Vegh shall immediately resign from all positions with the Company and enter into a six month consulting arrangement with the Company. Stock options held by Mr. Vegh would continue to vest over such six-month period. Under this consulting arrangement, Mr. Vegh would be paid a consulting fee in an amount equal to the salary in effect at the time of his resignation, and would be eligible to continue to receive Company benefits. If Mr. Vegh were to obtain new employment during such period, the consulting fee payable to Mr. Vegh would be reduced by the amount of compensation payable to Mr. Vegh under such new arrangement and the continued vesting of his option would terminate.

                     Option/SAR Grants in LAST Fiscal Year

The Company granted stock options representing 715,239 shares of the Company's Common Stock to employees in the last fiscal year. The following table sets forth further information on grants of stock options to purchase the Company's Common Stock to the five Named Officers pursuant to the Company's 1993 Stock Option Plan during the fiscal year ended December 31, 1999. This information is also reflected in the Summary Compensation Table on page 13.

                                                                           Exercise or                    Potential Realizable
                                  Number of Shares    Percent of Total     -----------                      Value at Assumed
                                     Underlying       Options Granted to   Base Price                     Annual Rates of Stock
                                       Options           Employees in      ----------                     Price Appreciation for
Name                                 Granted (1)         Fiscal 1999       Per Share    Expiration Date      Option Term (2)
                                     -----------         -----------                    ---------------      ---------------
                                                                                                             /5%/         /10%/
Phillip C. Radlick, Ph.D.......         62,500               8.7%           $1.91           7/6/09          75,074       190,253
                                        62,500               8.7%           $2.56          4/28/09         100,623       254,999
Gabriel B. Vegh                         62,500               8.7%           $1.91           7/6/09          75,074       190,253
                                        62,500               8.7%           $2.56          4/28/09         100,623       254,999
Allan L. Abati, Ph.D.                   10,000               1.4%           $2.56          4/28/09          16,100        40,800
Victor J. Barajas                       20,000               2.8%           $2.56          4/28/09          32,199        81,600
Ronald E. Bourquin                      40,000               5.6%           $2.56          4/28/09          64,398       163,199


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 1999. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 1999 and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 1999.



                                                                       Number of                   Value of
                                                                      Unexercised                 Unexercised
                                                                   Options/SARs at               In-the-Money
                                   Shares                         Fiscal Year End (#)           Options/SARs at
                                Acquired on          Value            Exercisable/            Fiscal Year End ($)
            Name                Exercise (#)     Realized ($)        Unexercisable       Exercisable/Unexercisable(1)
----------------------------  ----------------  ---------------  ----------------------  -----------------------------
Phillip C. Radlick, Ph.D....        --               --               249,955 / 144,271           $103,452 / $0
Gabriel B. Vegh.............        --               --               183,288 / 144,271           $ 52,618 / $0
Allan L. Abati, Ph.D........        --               --                 71,426 / 14,270           $ 69,277 / $0
Victor J. Barajas...........        --               --                  55,010/ 25,563           $ 20,087 / $0
Ronald E. Bourquin..........        --               --                 59,431 / 39,270           $  2,731 / $0

__________________

(1) Based on the $1.8125 per share closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 1999, less the exercise price of the options.

                          Summary Compensation Table

                                                                                          Long-Term
                                                                                         Compensation
                                                          Annual Compensation               Awards
                                                          --------------------      ----------------------
                                              Fiscal      Salary         Bonus       Securities Underlying          All Other
Name & Principal Position                      Year         ($)           ($)          Options/SARs (#)          Compensation ($)
-------------------------                     ------      ------         -----      ----------------------       ----------------
                                                            (1)          (2)                                          (3)
Phillip C. Radlick, Ph.D. (3)..............    1999        224,263      60,000             125,000                     --
-------------------------                      1998        225,456      50,000                --                       --
President, Chief Executive Officer and         1997        195,344      25,000              75,000                     --
 Director

Gabriel B. Vegh (4)........................    1999        188,509      50,000             125,000                     --
---------------                                1998        187,875      35,000                --                       --
Executive Vice President, Chief Operating      1997        175,417        --                75,000                     --
 Officer and Director

Allan L. Abati, Ph.D.......................                162,843        --                10,000                     --
---------------------                          1999        146,679        --                  --                       --
Vice President, Regulatory Affairs,            1998        140,835        --                15,000                     --
 Clinical Programs and Quality Assurance       1997


Victor J. Barajas..........................    1999        124,830      20,000              20,000                     --
-----------------                              1998        106,939      20,000                --                       --
Vice President, Operations                     1997         87,895        --                25,000                     --


Ronald E. Bourquin.........................    1999        125,515      30,000              40,000                     --
------------------                             1998        125,549      25,000                --                       --
Vice President, Chief Financial Officer        1997(6)     115,830      15,000              15,000                     --
and Secretary

(1) Includes amounts deferred under the Company's 401(k) plan.
(2) Includes bonuses earned in the indicated year and paid in the subsequent year. Excludes bonuses paid in the

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company's Common Stock as of March 31, 2000 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock,
(ii) each director and nominee of the Company, (iii) each of the executive officers named in the Summary Compensation Table of this proxy statement (the "Named Executive Officers"), and (iv) all directors and executive officers of
-------------------------
the Company as a group.

                                                 Shares Beneficially
             Name and Address                          Owned(1)                 Percent of Common Stock(1)(2)
------------------------------------------   --------------------------      --------------------------------
Special Situations Funds,                             2,133,333                            9.8%
L.P.(3)...................................
     153 East 53rd St.
     New York, NY 10022
St. Jude Medical,                                     1,600,000                            7.4%
Inc.(4)...................................
     One Lillehei Plaza
     St. Paul, MN 55117
Kleiner Perkins Caufield & Byers VI(5)....            1,252,056                            5.7%
     2750 Sand Hill Road
     Menlo Park, CA  94025
The Goldman Sachs Group, L.P.(6)..........            1,132,050                            5.3
     85 Broad Street
     New York, NY  10004
Phillip C. Radlick, Ph.D.(7)..............              201,513                             *
Gabriel B. Vegh(8)........................              262,187                            1.2%
Allan L. Abati, Ph.D.(9)..................               63,404                             *
Victor J. Barajas(10)                                    41,990                             *
Ronald E. Bourquin (11)...................               60,245                             *
Neville J. Jeharajah(12)..................               22,000                             *
Rudolfo C. Quijano, Ph.D. (13)                           20,000                             *
All Directors and executive officers as a               729,305                            3.3%
group (9 persons)(14)

_____________________
*   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In determining the number of shares beneficially owned by a person, options or warrants to purchase Common Stock held by that person that are currently exercisable, or become exercisable within 60 days following March 31, 2000, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. The Company believes that all of the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2) As of March 31, 2000 21,471,420 shares of Common Stock were issued and outstanding.
(3) Includes 355,556 shares issuable upon the exercise of outstanding warrants held by Special Situations Fund, L. P.

(4) Includes 266,667 shares issuable upon the exercise of outstanding warrants held by St. Jude Medical, Inc.
(5) Includes 317,321 shares issuable upon the exercise of outstanding warrants held by Kleiner Perkins Caufield &Byers VI, L.P. a California limited partnership ("KPCB VI"), and exercisable within 60 days of March 31, 2000. Joseph S. Lacob is a general partner of KPVB VI Associates, L.P., the general partner of Kleiner Perkins Caufield & Byers VI, L.P., and, as such, may be deemed to share voting and investment power with respect to such shares. Mr. Lacob disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest in such shares.
(6) Represents 1,132,050 shares owned by certain investment partnerships, of which affiliates of The Goldman Sachs Group, L.P. ("GS Group") are the general partner, managing general partner or investment manager. Includes 710,248 shares held by GS Capital Partners II, L.P., 282,333 shares held by GS Capital Partners II Offshore, L.P., 26,151 shares held by Goldman, Sachs & Co. Verwaltungs GmbH, 76,280 shares held by Stone Street Fund 1997, L.P. and 37,038 shares held by Bridge Street Fund 1997, L.P. Each of such investment partnership shares voting and investment power with certain of its respective affiliates.
(7) Includes 200,513 shares issuable upon exercise of options exercisable within 60 days of March 31, 2000.
(8) Includes 128,341shares held by Gabriel B. Vegh and Kathleen G. Vegh, tenants in common and 133,846shares issuable upon exercise of options within 60 days of March 31, 2000.
(9) Includes 63,404 shares issuable upon exercise of options exercisable within 60 days of March 31, 2000.
(10) Includes 41,990shares issuable upon exercise of options exercisable within 60 days of March 31, 2000.
(11) Includes 54,535 shares issuable upon exercise of options exercisable within 60 days of March 31, 2000.
(12) Includes 22,000 shares issuable upon exercise of options excercisable within 60 days of March 31, 2000.
(13) Includes 20,000 shares issuable upon exercise of options excercisable within 60 days of March 31, 2000.
(14) Includes shares referred to in footnotes and (5)-(8).


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company loaned $300,000 to Phillip C. Radlick, Ph.D., its President and Chief Executive Officer, to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum applicable federal rate and matures in December 2001. As security interest, Dr. Radlick granted the Company a security interest in his vested stock options. As of December 31, 1999, there is approximately $339,000 outstanding on the note.

The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                  SIGNATURES
                               for Form 10-K/A

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this ammended report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    April 28, 2000                     CARDIMA, INC.



                                            /s/ Phillip C. Radlick
                                            ------------------------------
                                            PHILLIP C. RADLICK, Ph.D.
                                            President, Chief Executive Officer
                                            and Director