Form 10-Q
period 2000-03-31
CARDIMA INC
filed 2000-05-15
CIK 1022570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2000

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                   94-3177883
----------------------------------               ---------------------
(State or Other Jurisdiction                      (I.R.S. Employer
 of Incorporation or Organization)                 Identification No.)


47266 Benicia Street, Fremont, CA                      94538-7330
(Address of  Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.     X    Yes         No
                                    -------     -------

As of April 28, 2000, there were 21,471,420 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION....................................................................  3

 ITEM 1.  FINANCIAL STATEMENTS...................................................................  3
  Condensed Balance Sheets as of March 31, 2000 and December 31, 1999............................  3
  Condensed Statements of Operations for the three months ended March 31, 2000 and 1999..........  4
  Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999..........  5
  NOTES TO CONDENSED FINANCIAL STATEMENTS........................................................  6
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  8
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................. 15

PART II. OTHER INFORMATION....................................................................... 16

 ITEM 1. LEGAL PROCEEDINGS....................................................................... 16
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................... 16
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................... 16
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................... 16
 ITEM 5. OTHER INFORMATION....................................................................... 16
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................ 16

SIGNATURES....................................................................................... 17

INDEX TO EXHIBITS FOR FORM 10-Q.................................................................. 18

 Exhibit 10.28...................................................................................
 Exhibit 10.29...................................................................................
 Exhibit 27.1....................................................................................


PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)



                                                                                  March 31,                December 31,
                                                                                    2000                       1999
                                                                             -----------------           ------------------
ASSETS                                                                          (unaudited)
Current assets:
   Cash and cash equivalents.................................................         $  8,416                     $    423
   Short-term investments....................................................              ---                          497
   Accounts receivable, net of allowances for doubtful accounts
       of $98 at March 31, 2000 and $92 at December 31, 1999.................              551                          669
   Inventories...............................................................            1,238                        1,268
   Other current assets......................................................              259                          251
                                                                             -----------------           ------------------
       Total current assets..................................................           10,464                        3,108
Property and equipment, net..................................................            2,282                        2,512
Notes receivable.............................................................              370                          365
Other assets.................................................................              120                          104
                                                                             -----------------           ------------------
                                                                                      $ 13,236                     $  6,089
                                                                             =================           ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable..........................................................         $  1,183                     $  1,436
   Accrued compensation......................................................              817                        1,041
   Other current liabilities.................................................               69                           60
   Capital lease obligation - current portion................................              743                          776
   Line of credit obligation - current portion...............................            1,120                        1,088
                                                                             -----------------           ------------------
             Total current liabilities.......................................            3,932                        4,401

Deferred rent................................................................                7                            1
Capital lease obligation - noncurrent portion................................              926                        1,012
Line of credit obligation - noncurrent portion...............................              803                        1,095

Stockholders' equity (net capital deficiency):
     Common stock, $0.001 par value; 25,000,000 shares authorized,
      21,471,420 shares issued and outstanding at March 31, 2000: 16,356,355
      as of December 31, 1999; at amount paid in.............................           71,349                       60,441
Deferred compensation........................................................             (175)                        (225)
Accumulated deficit..........................................................          (63,606)                     (60,636)
                                                                             -----------------           ------------------
     Total stockholders' equity (net capital deficiency).....................            7,568                         (420)
                                                                             -----------------           ------------------
                                                                                      $ 13,236                     $  6,089
                                                                             =================           ==================

                                 CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                        Three months ended March 31,
                                                                                (unaudited)
                                                                  -------------------------------------
                                                                              2000                 1999
                                                                  ----------------     ----------------
Net sales.......................................................           $   669              $   775
Cost of goods sold..............................................               846                  677
                                                                  ----------------     ----------------
      Gross profit (loss).......................................              (177)                  98
Operating expenses:
      Research and development..................................             1,166                1,637
      Selling, general and administrative.......................             1,569                1,849
                                                                  ----------------     ----------------
            Total operating expenses............................             2,735                3,486
                                                                  ----------------     ----------------
Operating loss..................................................            (2,912)              (3,388)
Interest and other income.......................................                53                   99
Interest expense................................................              (111)                (140)
                                                                  ----------------     ----------------
Net loss........................................................           $(2,970)             $(3,429)
                                                                  ================     ================
Net loss per share..............................................            $(0.16)              $(0.24)
                                                                  ================     ================
Shares used in computing basic and diluted net loss per
 share..........................................................            18,674               14,178
                                                                  ================     ================


                 See accompanying notes to financial statements

                                 CARDIMA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Three months ended March 31,
                                                                                        (unaudited)
                                                                           ---------------------------------------
                                                                                  2000                  1999
                                                                           -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................           ($2,970)              ($3,429)
Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization...........................................               252                   307
  Amortization of deferred compensation...................................                50                    63
  Loss on disposal of assets..............................................                --                     5
  Changes in operating assets and liabilities:
    Accounts receivable...................................................               118                   (77)
    Inventories...........................................................                30                     2
    Other current assets..................................................                (8)                   78
    Restricted cash.......................................................                --                    24
    Notes receivable......................................................                (5)                   (5)
    Other assets..........................................................               (16)                   94
    Accounts payable......................................................              (253)                 (842)
    Accrued compensation..................................................              (224)                  (99)
    Other current liabilities.............................................                 9                    29
    Deferred rent.........................................................                 6                   (13)
                                                                           -----------------      ----------------
            Net cash used in operating activities.........................            (3,011)               (3,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.......................................                --                (6,993)
Maturities and sales of short-term investments............................               497                 3,513
Capital expenditures......................................................               (22)                 (227)
Proceeds from disposal of assets..........................................                --                     2
                                                                           -----------------      ----------------
    Net cash (used) provided in investing activities......................               475                (3,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases...................................              (213)                 (236)
Principal payments under credit line......................................              (260)                  (78)
Net proceeds from sale of common stock and warrant exercises..............            10,908                14,402
Proceeds from sale/leaseback of capital equipment.........................                94                   150
                                                                           -----------------      ----------------
    Net cash provided by financing activities.............................            10,529                14,238
                                                                           -----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................             7,993                 6,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................               423                   645
                                                                           -----------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................          $  8,416              $  7,315
                                                                           =================      ================

                                 CARDIMA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The accompanying balance sheet at December 31, 1999 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

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

As of March 31, 2000 the Company has approximately $8,416,000 in cash, cash equivalents and marketable securities, working capital of $6,531,000 and an accumulated deficit of $63,606,000. In the course of its development activities, the Company expects such losses to continue over the next several quarters. Management plans to continue to finance operations with a combination of revenue from product sales, funds from equity or debt offerings, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through December 2000.

3.  PRIVATE PLACEMENTS

In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid approximately $525,000 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $9,900,000.

4.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                                       March 31,                   December 31,
                                                          2000                        1999/1/
                                                 -------------------          -------------------
Inventories:
      Raw materials.........................                 $   599                      $   616
       Work-in-process......................                     176                          107
       Finished goods.......................                     463                          545
                                                 -------------------          -------------------
                                                             $ 1,238                      $ 1,268
                                                 ===================          ===================
Property and equipment:
       Equipment............................                   5,514                        5,492
       Leasehold improvements...............                     109                          109
                                                  -------------------          -------------------
                                                             $ 5,623                      $ 5,601
       Less accumulated depreciation........                  (3,341)                      (3,089)
                                                 -------------------          -------------------
                                                             $ 2,282                      $ 2,512
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










----------------------------------------
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

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


OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $9.0 million from inception to March 31, 2000. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and the Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consists primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. European sales consist primarily of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Marking in August and December 1998, respectively.

Revenues are recognized when products are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We are evaluating the effects, if any, that the adoption of SAB 101, in the second quarter of 2000, may have on the results of our operations or our financial position.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and its Revelation, Revelation Tx and Revelation T-Flex microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF, the Pathfinder mini microcatheter and the Tracer microcatheter for mapping VT, for the Vueport balloon guiding catheter in July 1998 and the Naviport deflectable guiding catheter in August 1999. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

Net Sales

Net sales for the quarter ended March 31, 2000 decreased 14% to $669,000 from $775,000 for the same period in 1999. The decrease in net sales was attributable to the Company's transitioning from a direct sales force to that of using distributors, particularly in the United States, where a sales and distribution agreement was recently announced with St. Jude Medical, Inc. (St.
Jude). United States sales for the quarter ended March 31, 2000 decreased 16% to $282,000 from $335,000 in the same period in 1999. International sales for the quarter ended March 31, 2000 decreased 12% to $387,000 from $440,000 in the same period in 1999 as the Company transitioned some of its direct selling efforts to distributors in certain European countries.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 2000 increased 25% to $846,000 from $677,000 for the same period in 1999. The increase was due primarily to the additional hiring and training of manufacturing personnel.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended March 31, 2000 decreased 29% to $1,166,000 from $1,637,000 for the same period in 1999. The decrease was due primarily to staff reductions in research and development as a result of the Company's restructuring in January 1999, the Company's efforts to focus on key research and development projects and the transition of all animal studies from out of state to a local firm which reduced costs for research and development product testing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2000 decreased 15% to $1,569,000 from $1,849,000 for the same period in 1999. Selling expenses for the quarter ended March 31, 2000 decreased 23% to $698,000 from $907,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999 and the reduction in direct sales expenses due to the U.S. distribution agreement with St. Jude in January 2000. General and administrative expenses for the quarter ended March 31, 2000 decreased 5% to $648,000 from $682,000 for the same period in 1999. Marketing expenses for the quarter ended March 31, 2000 decreased 14% to $223,000 from $260,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999, decreased expenses for trade shows, and the reduction in direct marketing expenses due to the U.S. distribution agreement with St. Jude in January 2000.

Interest and Other Income

Interest and other income for the quarter ended March 31, 2000 decreased 46% to $53,000 from $99,000 for the same period in 1999. The decrease was due primarily to lower cash balances and balances in short term investments.

Interest Expense

Interest expense for the quarter ended March 31, 2000 decreased to $111,000 from $140,000 for the same period in 1999. The decrease was primarily due the expiration of two capital equipment leases at the end of 1999 and the reduced interest rate on the re-lease of this equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, an initial public offering of Common Stock in June 1997, borrowings under a $3,000,000 line of credit and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,600,000. As of March 31, 2000, the Company had approximately $8,400,000 in cash, cash equivalents and short-term investments.

Net cash used in operating activities was approximately $3,000,000 and $3,900,000 for the three months ended March 31, 2000 and 1999, respectively.
The decrease was primarily due from the decrease of operating losses incurred and the decrease in the disbursement of accounts payable over the same period last year. Net cash provided by investing activities of $475,000, for the three months ended March 31, 2000, was primarily provided by the maturities and sales of short-term investments. Net cash used in investing activities of $3,700,000, for the three months ended March 31, 1999, was used primarily for purchases of short-term investments and capital expenditures. Net cash provided by financing activities was approximately $10,500,000 and $14,200,000 for the three months ended March 31, 2000 and 1999, respectively, resulting primarily from the sale of equity securities in private placement transactions during such periods.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of March 31, 2000, the Company has drawn $635,000 against the equipment leaseline. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid approximately $490,000 in cash. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $14,300,000. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid approximately $525,000 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $9,900,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. The Company believes that available cash will be sufficient to meet the Company's cash requirements at least through December 2000. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We have a history of losses. Our ability to achieve or, if achieved, sustain profitability, is highly uncertain.

We have experienced losses since we began our operations and we expect to experience substantial net losses for the foreseeable future. To date, sales of our microcatheter systems have been limited. We had net losses of approximately $14.0 million, $16.2 million and $12.3 million for the fiscal years ended 1999, 1998 and 1997, respectively. As of March 31, 2000, we had an accumulated deficit of approximately $63.6 million. We expect to incur substantial net operating losses for the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses expected to be incurred as we further develop, seek regulatory approvals, test and distribute our products. Our limited operating history makes accurate prediction of future operating results difficult or impossible. There can be no assurance that we will ever generate substantial revenue or achieve profitability on a sustained basis. Our failure to generate substantial revenues would have a material adverse effect on our business, results of operations and financial condition.

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

In order to commercialize our products, we will require additional capital that may not be available on terms acceptable to us, or at all. In addition, if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business, we may be required to spend greater-than-anticipated funds. As a consequence, we will be required to raise additional capital through public or private equity or debt financings, collaborative relationships, bank facilities or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to us, or at all. Any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of March 31, 2000, cash, cash equivalents and short-term investments totaled $8.4 million. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through December 31, 2000.

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

We are dependent on St. Jude to commercialize our diagnostic products in the U.S.

On January 26, 2000, we announced that we had signed an exclusive three-year distribution agreement for our diagnostic products in the United States with St. Jude, which included an investment by St. Jude. If St. Jude fails to successfully commercialize our diagnostic products, we may have to restructure or significantly curtail our business.

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

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares.

If we are delisted from the Nasdaq Smallcap Market, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq Smallcap Market.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company did not have any short-term investments and a variable interest rate line of credit obligation as of March 31, 2000, the Company does not have any material quantitative or qualitative disclosures about market risk.

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

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed in the quarter ended March 31, 2000.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  May 15, 2000           CARDIMA, INC.


                              /s/ Phillip C. Radlick, Ph.D.
                            --------------------------------------------------
                              PHILLIP C. RADLICK, Ph.D.
                              President, Chief Executive Officer and Director


                              /s/ Ronald E. Bourquin
                            --------------------------------------------------
                              RONALD E. BOURQUIN
                              Vice President, Chief Financial Officer and
                              Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

   10.28       St. Jude Medical Investment Agreement
   10.29* Exclusive Distribution Agreement between Daig Corporation and Cardima, Inc.
   27.1        Financial Data Schedule

* Confidential Treatment Requested