Form 10-Q
period 2000-06-30
CARDIMA INC
filed 2000-08-14
CIK 1022570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from
                                                           --------------------
     to
        ---------------------.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


             Delaware                                94-3177883
----------------------------------             -------------------------
(State or Other Jurisdiction                      (I.R.S. Employer
 of Incorporation or Organization)                 Identification No.)


47266 Benicia Street, Fremont, CA                    94538-7330
(Address of  Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.       X      Yes            No
                                    -----------      ----------

As of July 31, 2000, there were 21,578,664 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION....................................................................   3
 Item 1.  Financial Statements...................................................................   3
  Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.............................   3
  Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999...   4
  Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999.............   5
  NOTES TO CONDENSED FINANCIAL STATEMENTS........................................................   6
 ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS...........................................................................   8
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  26

PART II. OTHER INFORMATION.......................................................................  27

 Item 1. Legal Proceedings.......................................................................  27
 Item 2. Changes in Securities and Use of Proceeds...............................................  27
 Item 3. Defaults Upon Senior Securities.........................................................  27
 Item 4. Submission of Matters to a Vote of Security Holders.....................................  27
 Item 5. Other Information.......................................................................  27
 Item 6. Exhibits and Reports on Form 8-K........................................................  28

SIGNATURES.......................................................................................  29

INDEX TO EXHIBITS FOR FORM 10-Q..................................................................  30

 EXHIBIT 27.1....................................................................................  31

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                       June 30,                     December 31,
                                                                                         2000                           1999
ASSETS                                                                            ------------------             ------------------
Current assets:                                                                       (unaudited)
   Cash and cash equivalents.................................................          $  4,982                        $    423
   Short-term investments....................................................               ---                             497
   Accounts receivable, net of allowances for doubtful accounts
       of $116 at June 30, 2000 and $92 at December 31, 1999.................               325                             669
   Inventories...............................................................             1,734                           1,268
   Other current assets......................................................               302                             251
                                                                                       --------                        --------
       Total current assets..................................................             7,343                           3,108
Property and equipment, net..................................................             2,155                           2,512
Notes receivable.............................................................               502                             365
Other assets.................................................................               141                             104
                                                                                       --------                        --------
                                                                                       $ 10,141                        $  6,089
                                                                                       ========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable..........................................................          $  1,240                        $  1,436
   Accrued compensation......................................................               825                           1,041
   Other current liabilities.................................................                38                              60
   Capital lease obligation - current portion................................               703                             776
   Line of credit obligation - current portion...............................             1,152                           1,088
                                                                                       --------                        --------
             Total current liabilities.......................................             3,958                           4,401

Deferred rent................................................................                13                               1
Capital lease obligation - noncurrent portion................................               835                           1,012
Line of credit obligation - noncurrent portion...............................               502                           1,095

Stockholders' equity (net capital deficiency):
     Common stock, $0.001 par value; 50,000,000 shares authorized,
      21,471,420 shares issued and outstanding at June 30, 2000: 16,356,355
      as of December 31, 1999; at amount paid in.............................            71,337                          60,441
Deferred compensation........................................................              (125)                           (225)
Accumulated deficit..........................................................           (66,379)                        (60,636)
                                                                                       --------                        --------
   Total stockholders' equity (net capital deficiency).......................             4,833                            (420)
                                                                                       --------                        --------
                                                                                       $ 10,141                        $  6,089
                                                                                       ========                        ========



                                 CARDIMA, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                        Three months ended                                  Six months ended
                                                             June 30,                                          June 30,
                                            ---------------------------------------             ----------------------------------
                                                2000                         1999                        2000                 1999
                                            -------------              ------------               ------------          ----------

Net sales                                         $   745                   $   856                   $ 1,414              $ 1,631
Cost of goods sold                                    676                       576                     1,522                1,253
                                               ----------               -----------                ----------             ---------
Gross profit (loss)                                    69                       280                      (108)                 378
Operating expenses:
Research and development                            1,108                     1,557                     2,274                3,194
Selling, general and administrative                 1,722                     2,058                     3,291                3,907
                                               ----------               -----------                ----------             ---------
      Total operating expenses                      2,830                     3,615                     5,565                7,101
                                               ----------               -----------                ----------             ---------
Operating loss                                     (2,761)                   (3,335)                   (5,673)              (6,723)
Interest and other income                              90                        84                       143                  183
Interest expense                                     (103)                     (131)                     (214)                (271)
                                               ----------               -----------                ----------             ---------
Net loss                                          $(2,774)                  $(3,382)                  $(5,744)             $(6,811)
                                               ==========               ===========                ==========             ========
Net loss per share                                 $(0.13)                   $(0.21)                   $(0.29)              $(0.45)
                                               ==========               ===========                ==========             ========
Shares used in computing basic and diluted
net loss per share                                 21,471                    16,248                    20,072               15,213
                                               ==========               ===========                ==========             ========


                See accompanying notes to financial statements

                                 CARDIMA, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                            Six months ended June 30,
                                                                                                   (unaudited)
                                                                                  ------------------------------------------
                                                                                        2000                    1999
                                                                                  ------------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              ($5,743)                ($6,811)
Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization                                                           515                     604
  Amortization of deferred compensation                                                   100                     127
  Loss on disposal of assets                                                                0                       5
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   344                    (159)
    Inventories                                                                          (466)                    272
    Other current assets                                                                  (51)                     90
    Restricted cash                                                                         0                      24
    Notes receivable                                                                     (137)                    (10)
    Other assets                                                                          (59)                     70
    Accounts payable                                                                     (196)                 (1,301)
    Accrued compensation                                                                 (216)                   (143)
    Other current liabilities                                                             (22)                     26
    Deferred rent                                                                          12                     (25)
                                                                           ------------------       -----------------
             Net cash used in operating activities                                     (5,919)                 (7,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                        --                 (14,031)
Maturities and sales of short-term investments                                            497                  10,036
Capital expenditures                                                                     (114)                   (282)
Proceeds from disposal of assets                                                           --                       2
                                                                           ------------------       -----------------
    Net cash (used) provided in investing activities                                      383                  (4,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases                                                  (419)                   (478)
Principal payments under credit line                                                     (529)                   (317)
Net proceeds from sale of common stock and warrant exercises                           10,896                  14,400
Proceeds from sale/leaseback of capital equipment                                         147                     150
                                                                           ------------------       -----------------
    Net cash provided by financing activities                                          10,095                  13,755
                                                                           ------------------       -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               4,559                   2,249
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            423                     645
                                                                           ------------------       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  4,982                $  2,894
                                                                           ==================       =================

                                 CARDIMA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

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

The operating results for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The accompanying balance sheet at December 31, 1999 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

On January 26, 2000, the Company signed an exclusive three year distribution agreement with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division will distribute Cardima's diagnostic products in the U.S. The distribution agreement included an equity investment by St. Jude. The Company retains the rights for all other geographic areas and maintains worldwide control of its therapeutic products. The Company continues to enroll patients in its AF study and intends to further expand the study into a pivotal study and use the data as the basis for the Premarket Approval application, or PMA, submission with the FDA.

As of June 30, 2000 the Company has approximately $4,982,000 in cash and cash equivalents working capital of $3,385,000 and an accumulated deficit of $66,379,000. In the course of its development activities, the Company expects such losses to continue over at least the next several quarters. Management plans to continue to finance operations with a combination of revenue from product sales, funds from equity or debt offerings, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through October 2000.

3.  PRIVATE PLACEMENT

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

4.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                                              June 30,                     December 31,
                                                                2000                          1999
                                                       --------------------           --------------------
Inventories:
      Raw materials                                           $   580                        $   616
      Work-in-process                                             196                            107
      Finished goods                                              958                            545
                                                              -------                        -------
                                                              $ 1,734                        $ 1,268
                                                              =======                        =======
Property and equipment:
       Equipment                                                5,642                          5,492
       Leasehold improvements                                     108                            109
                                                              -------                        -------
                                                              $ 5,750                        $ 5,601
       Less accumulated depreciation                           (3,595)                        (3,089)
                                                              -------                        -------
                                                              $ 2,155                        $ 2,512
                                                              =======                        =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company's ability to conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Additional Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.


OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $9.7 million from inception to June 30, 2000. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and the Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. European sales consist primarily of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Marking in August and December 1998, respectively.

In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements", or SAB 101. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB 101 is required in the fourth quarter of fiscal year 2000. We are evaluating the effects, if any, that the adoption of SAB 101 may have on the results of our operations or our financial position.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and its Revelation, Revelation Tx and Revelation T-Flex microcatheter systems for both mapping and ablation of AF, permitting the Company to market these products in the member countries of the EU. The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF, the Pathfinder mini microcatheter and the Tracer microcatheter for mapping VT, for the Vueport balloon guiding catheter in July 1998 and for the Naviport deflectable guiding catheter in August 1999. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

The Company has a limited history of operations and has experienced significant operating losses since inception. The Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Sales

Net sales for the quarter ended June 30, 2000 decreased 13% to $745,000 from $856,000 for the same period in 1999. Net sales for the six month period ended June 30, 2000 decreased 13% to $1,414,000 from $1,631,000 for the same period in 1999. The decrease in net sales was attributable to the Company's transitioning from a direct sales force to using distributors, particularly in the United States, where a sales and distribution agreement was recently announced with St. Jude Medical, Inc. United States sales for the quarter ended June 30, 2000 decreased 9% to $424,000 from $466,000 in the same period in 1999. United States sales for the six month period ended June 30, 2000 decreased 12% to $706,000 from $801,000 in the same period in 1999. International sales for the quarter ended June 30, 2000 decreased 18% to $321,000 from $390,000 in the same period in 1999 as the Company transitioned some of its direct selling efforts to distributors in certain European countries. International sales for the six month period ended June 30, 2000 decreased 15% to $708,000 from $830,000 in the same period in 1999.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 2000 increased 17% to $676,000 from $576,000 for the same period in 1999. Cost of goods sold for the six month period ended June 30, 2000 increased 21% to $1,522,000 from $1,253,000. The increase was due primarily to the additional hiring and training of manufacturing personnel.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended June 30, 2000 decreased 29% to $1,108,000 from $1,557,000 for the same period in 1999. Research and development expenses for the six month period ended June 30, 2000 decreased 29% to $2,274,000 from $3,194,000 for the same period in 1999. The decrease was due primarily to staff reductions in research and development as a result of the Company's restructuring in January 1999 and the Company's efforts to focus on key research and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased 16% to $1,722,000 from $2,058,000 for the same period in 1999. Selling, general and administrative expenses for the six month period ended June 30, 2000 decreased 16% to $3,291,000 from $3,907,000 for the same period in 1999. Selling expenses for the quarter ended June 30, 2000 decreased 37% to $693,000 from $1,107,000 for the same period in 1999. Selling expenses for the six month period ended June 30, 2000 decreased 31% to $1,390,000 from $2,014,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999 and the reduction in direct sales expenses due to the U.S. distribution agreement with St. Jude in January 2000. General and administrative expenses for the quarter ended June 30, 2000 increased 21% to $805,000 from $667,000 for the same period in 1999. General and administrative expenses for the six month period ended June 30, 2000 increased 8% to $1,454,000 from $1,349,000 for the same period in 1999. The increase was due primarily to additional accrued compensation over the three and six month periods. Marketing expenses for the quarter ended June 30, 2000 decreased 21% to $224,000 from $284,000 for the same period in 1999. Marketing expenses for the six month period ended June 30, 2000 decreased 18% to $447,000 from $544,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999, decreased expenses for trade shows and the reduction in direct marketing expenses due to the U.S. distribution agreement with St. Jude in January 2000.

Interest and Other Income

Interest and other income for the quarter ended June 30, 2000 increased to $89,000 from $84,000 for the same period in 1999. Interest and other income for the six month period ended June 30, 2000 decreased to $140,000 from $183,000 in the same period in 1999. The decrease was due primarily to lower cash balances and balances in short term investments.

Interest Expense

Interest expense for the quarter ended June 30, 2000 decreased to $103,000 from $131,000 for the same period in 1999. Interest and other income for the six month period ended June 30, 2000 decreased to $214,000 from $271,000 in the same period in 1999. The decrease was primarily due the expiration of three capital equipment leases and the reduced interest rate on the re-lease of this equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, an initial public offering of Common Stock in June 1997, borrowings under a $3,000,000 line of credit and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of June 30, 2000, the Company had approximately $5,000,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $5,900,000 and $7,200,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily due from the decrease of operating losses incurred and the decrease in the disbursement of accounts payable over the same period last year. Net cash provided by investing activities of $400,000, for the six months ended June 30, 2000, was primarily provided by the maturities and sales of short-term investments. Net cash used in investing activities of $4,300,000, for the six months ended June 30, 1999, was used primarily for purchases of short-term investments. Net cash provided by financing activities was approximately $10,100,000 and $13,800,000 for the six months ended June 30, 2000 and 1999, respectively, resulting primarily from the sale of equity securities in private placement transactions during such periods.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of June 30, 2000 the Company has drawn $687,000 against the equipment leaseline. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid approximately $490,000 in cash. In addition the Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $14,300,000. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid approximately $525,000 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $9,900,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. The Company believes that available cash will be sufficient to meet the Company's cash requirements at least through October 2000. There can be no assurance, however, that the Company will not require additional financing during that period, or that if required, such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional capital will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We will need to raise capital in the future that could have a dilutive effect on your investment.

In order to commercialize our products, we will need to raise additional capital by December 31, 2000. One possibility for raising additional capital would be the public or private sale of our shares of stock. Any sale by us of additional shares of stock will dilute your percentage ownership in us.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to suffer.

We will need to raise additional capital in order to market our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves. Our failure to raise this additional capital when needed would harm our business.

Debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, equipment lease lines and loan-facilities. As of June 30, 2000, cash, cash equivalents, short-term investments and long-term restricted cash totaled $5.0 million. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through October 2000.


We rely on our contractual rights to access third-party data. Our inability to either access this data or the FDA's refusal to accept it in a filing, will delay the commercialization of our products and cause our business results to suffer.

We often rely on our contractual rights to access data collected by others in phases of our clinical trials. We depend on the continued performance by these third-parties of their contractual obligations to provide access and cooperate with us in completing filings with the FDA. We cannot be certain that the FDA will permit our reliance on these parties. If we are unable to rely on clinical data collected by others, or if these parties do not perform their contractual duties, we may be required to repeat clinical trials which could significantly delay commercialization of our products, require us to spend more money on our clinical trials and cause our business results to suffer. We cannot assure the safety or effectiveness of our products. We are in an early stage of our product development.

To date, we have completed two clinical trials and have received 510(k) pre-market clearances from the FDA with respect to our Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for venous mapping of VT, and our Revelation microcatheter system for mapping and pacing of the atria. We also received FDA 510(k) clearance for the Venaport fixed-curve guiding catheter, Vueport balloon-tipped fixed curve guiding catheter, and for our Naviport deflectable tip guiding catheter. Our inability to timely obtain clearances for our other diagnostic products and therapeutic catheters under development would have a material adverse effect on our business, financial condition and results of operations.

We are in the early stage of developing, testing and obtaining regulatory approval for our microcatheter systems designed for ablation of AF and VT. We are currently developing the Revelation Tx microcatheter system for ablation of AF and the Therastream microcatheter system for ablation of VT. We are required to obtain an Investigational Device Exemption, or IDE, from the FDA prior to conducting human clinical trials of our microcatheter systems for ablation. We completed the mapping phase of this feasibility study in August 1997 and the AF ablation feasibility study in December 1998. We received approval of an IDE supplement on December 1998 allowing us to expand the AF study. We received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999. We must complete these clinical trials and a pivotal trial for both AF and VT indications, if initiated, in order to gather data for the submission of a pre-market approval, or PMA, application to the FDA for our ablation products. We must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources and the completion of such trials will take several years. There can be no assurance that:

    .  necessary IDEs will be granted by the FDA,

    .  human clinical trials, if initiated, will be completed,

    . human clinical studies will validate the results of our pre-clinical studies, or

    . human clinical trials will demonstrate that our products are safe and effective.

In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. Our failure to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter systems for the ablation of AF or VT would have a material adverse effect on our business, financial condition and results of operations.


Our microcatheter products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline.

Our microcatheter systems represent a novel approach to diagnosing and treating atrial fibrillation and ventricular tachycardia. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If our products and procedures are not accepted by the market, our business could be harmed and our revenues would decline.

Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline. The market for catheters to diagnose or treat AF and VT is highly competitive. Our microcatheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive elements in our market. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are important competitive factors. Existing treatments with which we must compete include:

    .  drugs,

    .  external electrical cardioversion and defibrillation,

    .  implantable defibrillators,

    . purposeful destruction of the Atrio-Ventricular, or AV, node followed by implantation of a pacemaker, and

    .  open heart surgery and the "maze" procedure.

Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of AF or VT. If our clinical data and other studies do not show that our products are safe and effective, our products will not effectively compete against establish treatments and our revenues will decline.


None of our ablation products has received regulatory approval in the United States. Our failure to receive these approvals will harm our business and cause the value of your investment to decline.

None of our products currently being developed for the ablation of AF and VT has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and the required regulatory approvals are obtained, we cannot be certain that our products and the associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate AF and VT, our failure to successfully commercialize these systems would harm our business and cause the value of your investment to decline.


The mapping and ablation of AF in the left atrium may cause blood clots that could lead to a stroke. These adverse results from the use of our products would cause our revenues to decline.

We developed our Revelation and Revelation Tx microcatheter systems to both map and ablate AF. The Revelation Tx microcatheter is capable of delivering radio frequency, or RF, energy in both the right and left atria to produce lesions. In general, the use of RF energy in the left atrium has the potential to create blood clots, which could travel through the body to the brain, and which could possibly cause a stroke. Because of this risk, physicians may not recommend this procedure, in which event the Revelation Tx would be unlikely to gain market acceptance or be successfully commercialized, causing our revenues to decline.

Our Therastream microcatheter system is being developed to ablate VT using RF energy. Using RF energy could cause damage to the arteries of the heart and potentially lead to a heart attack and even death. Because of this risk, physicians may not recommend this procedure, making it unlikely that Therastream would gain market acceptance. The failure of the Therastream system to gain market acceptance or be successfully commercialized would harm our business. Significant increases in operating expenses in the future may adversely affect our operating results and financial condition.

We plan to significantly increase our operating expenses to expand our clinical trials to complete the necessary number of patients to submit data for a PMA for our ablation products. Our Phase II AF ablation trial is near completion and the data has been submitted to the FDA. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending in response, which would materially affect our operating results and financial condition.


Reuse of our single-use products could cause our revenues to decline.

Although all of our microcatheter systems are labeled for single use only, we are aware that some physicians are reusing these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline.


We must obtain governmental approvals or clearances before we can sell our products.

Our products are considered to be medical devices and will be subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

    .  product design and development,

    .  product testing,

    .  product labeling,

    .  product storage,

    .  premarket clearance and approval,

    .  advertising and promotion, and

    .  product sales and distribution.

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from applicable governmental authorities, which cannot be guaranteed. In the United States, we must obtain 510(k) premarket notification clearance or premarket approval, or PMA, from the FDA in order to market a product. We have received 510(k) premarket notification clearances for both the Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and for the Revelation microcatheter system for mapping AF. Currently, the timing to receive 510(k) clearance is approximately 120 days and PMA approval is at least 12 months, but timing can be uncertain and the process may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance. These products may require a PMA and extensive clinical data may be requested to support either 510(k) clearance or PMA approval.

We will be required to seek PMA approval for our ablation products, including the Revelation Tx and the Therastream microcatheters for ablation. The process of obtaining PMA approval is much more expensive, lengthy and uncertain than the 510(k) premarket notification clearance process. In order to prepare a PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. We submitted an IDE application for the Revelation microcatheter system for mapping and ablation of AF in January 1997. We completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, we received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. We completed a 10-patient AF ablation feasibility study and submitted to the FDA a supplement to our IDE, requesting expansion of the study in November 1998. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and completed a 10 patient feasability trial in April 2000. There can be no assurance that any clinical study that we propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval. We expect that a PMA application will not be submitted for up to one year, if at all. No assurance can be given that we will ever be able to obtain PMA approval for any of our ablation products. Our failure to complete clinical testing or to obtain timely PMA approval would have a material adverse effect on our business, financial condition and results of operations.

Regulatory agencies may limit the indications for which any of our products are approved or cleared. Further, the FDA may restrict or withdraw approval or clearance of a product if additional information becomes available to support such action. Delays in the approval or clearance process, limitation of our labeling claims or denial of our applications or notifications would cause our business to be materially and adversely affected.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market our products and our revenues may decline.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in approval to market our products. As a result, if we are unable to commence clinical trials as planned, complete clinical trials or demonstrate the safety and effectiveness of our products, our business will be harmed. We also cannot be certain that we can begin any future clinical trials or successfully complete these trials once started. In addition, we may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA on a timely basis or at all. If our products are not approved for commercial sales by the FDA, our business will be harmed. Delays in enrolling patients in our trials could increase our expenses and harm our business.

The rate at which we may complete our pre-clinical and clinical trials is dependent upon the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, how close patients reside to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer. After obtaining approvals or clearances, we must continue to comply with applicable laws and regulations. If we do not comply, our business results may suffer.


After approval or clearance, we will continue to be subject to extensive regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

    .  fines,

    .  injunctions,

    .  recall or seizure of products,

    .  withdrawal of marketing approvals or clearances,

    .  refusal of the FDA to grant clearances or approvals, and

    .  civil and criminal penalties.

We are also required to demonstrate and maintain compliance with the Quality System regulations, or QSR, for all of our products. The FDA enforces the QSR through periodic inspections, including a preapproval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we or any third-party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be a long and difficult process. We are also required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable laws, our business results may suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, or the EU, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer for mapping in the EU. We have received CE mark certification to sell the Venaport, Vueport and Naviport guiding catheters in the EU. We also received approval to sell the Cardima Pathfinder, Pathfinder mini, Tracer, Revelation, Revelation Tx, and in Japan and Australia, and to sell the Cardima Pathfinder, Tracer, Vueport and Naviport in Canada. The Company also received CE mark certification in August 1998, December 1998 and November 1999 to sell the Revelation, Revelation Tx and Revelation T-Flex microcatheters, respectively, for ablation of AF in the EU. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive approval to affix the CE mark would prohibit us from selling these products in member countries of the EU, and would result in significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. If these approvals are not obtained, our business could be harmed.


Difficulties presented by international factors could negatively affect our business. A component of our strategy is to expand our international sales revenues.

We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    .  export license requirements for our products,

    .  exchange rate fluctuations or currency controls,

    . changes in the regulation of medical products by the European Union or other international regulatory agencies,

    .  the difficulty in managing a direct sales force from abroad,

    . the financial condition, expertise and performance of our international distributors and any future international distributors,

    .  domestic or international trade restrictions, or

    .  changes in tariffs.

Any of these factors here could damage our business results.


We derive a significant portion of our revenues from the sale of microcatheters
in the European Union.   The adoption of the Euro presents uncertainties for our
international business.

In January 1999, the new "Euro" currency was introduced and adopted by some European countries that are part of the European Monetary Union, or EMU. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. In particular, as a significant amount of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our microcatheter products. In addition, some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the potential sales of our products. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the costs related to addressing this issue. This issue and its related costs could have a material adverse effect on our business, financial condition and results of operations. We may be unable to successfully commercialize our microcatheter products as the industry for them is highly competitive.

The market for catheters to map and/or ablate AF and VT is highly competitive. Several of our competitors are developing new approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using RF, ultrasound, microwave, laser and cryoablation technologies. Other companies are also developing surgical procedures that could potentially be used by physicians to perform the open-heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or products prove to be safe, effective and cost effective, our products could be rendered noncompetitive or obsolete, which would cause our business results to suffer. Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology. These competitors include Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias. These companies include Biosense, Inc. a division of Johnson and Johnson, Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT. These companies include Guidant Corporation, Medtronic, Inc., and Ventritex, Inc., a subsidiary of St. Jude, Inc., manufacturers of implantable defibrillators. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.


We are dependent on St. Jude to commercialize our diagnostic products in the U.S.

On January 26, 2000, we announced that we had signed an exclusive three- year distribution agreement for our diagnostic products in the United States with St. Jude, which included an investment by St. Jude. If St. Jude fails to successfully commercialize our diagnostic products, we may have to restructure or significantly curtail our business.

We license portions of our product technology. In particular, our microcatheter products rely on a license granted by Target Therapeutics. The termination of any of these licenses would harm our business.

We rely on license agreements for some of our products technology. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, as the technological basis for our microcatheter systems for mapping and ablation. Under the Target license agreement, we have an exclusive license under certain issued United States patents. The exclusive license from Target covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, this license may terminate if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations on us. The license can also be terminated by either party upon a material breach that remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target-based microcatheter technology would harm our business.

We have also licensed a proprietary surface coating material used on certain of our microcatheters. We cannot be certain that these licenses will continue to be available to us or will be available to us on reasonable terms. The loss of or inability to maintain any of these licenses could result in delays in commercial shipments until equivalent technology could be developed internally or identified, licensed and integrated. These delays would have a material adverse effect on our business, financial condition and results of operations.


We may not be able to commercialize our products under development if they infringe existing patents or patents that have not yet issued.

We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. In addition, the United States patent laws were recently amended to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation proceedings in the USPTO to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we are not certain that any licenses will be available to us, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target, we are not indemnified against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.


If healthcare providers do not receive adequate reimbursement for procedures using our products, the market may not accept our products and our revenues may decline.

U.S. healthcare providers, including hospitals and physicians, that purchase microcatheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of health care providers to obtain satisfactory reimbursement for medical procedures in which our microcatheter systems and the novel procedures in which they are used. If these health care providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

Third-party payors may deny reimbursement if they determine that (1) a prescribed device has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would have a material adverse effect on our business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.


We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

We currently manufacture our microcatheter systems in limited quantities for United States and international sales and for pre-clinical and clinical trials. However, we have no experience manufacturing our products under development in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through October, 2000. We expect that if U.S. sales for the Pathfinder and Revelation microcatheter systems increase, or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

    .  capacity constraints,

    .  production yields,

    .  quality control, and

    .  shortages of qualified personnel.

Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must undergo either QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for us to be permitted to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We are in compliance with procedures to produce products for sale in Europe. Any failure by Cardima to comply with QSR requirements or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC, will require us to take corrective actions, such as modification of our policies and procedures.

In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that we will be found in compliance with QSR by regulatory authorities, or that we will maintain compliance with ISO 9001 (EN 46001) standards in future audits. Our failure to comply with state or FDA QSR requirements, maintain compliance with ISO 9001 (EN 46001) standards, or develop our manufacturing capability in compliance with such standards would have a material adverse effect on our business, financial condition and results of operations.


If our sole-source suppliers are unable to meet our demands, our business results will suffer.

We purchase laminated tubing and hydrophilic coating, key components for some of our products, from sole, single or limited source suppliers. For some of these components, there are relatively few alternative sources of supply.
Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure to obtain alternative vendors for any of the numerous components used to manufacture our products would limit our ability to manufacture our products. Any such limitation on our ability to manufacture our products would cause our business results to suffer.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline. We have only limited experience marketing and selling our products in commercial quantities. Expanding our marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline. We have terminated several distribution arrangements in Europe. Our ability to effectively operate a remote sales force will require additional resources, time and expense which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

Currently, sales and marketing of the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer microcatheter systems are primarily conducted through a number of exclusive distributors in certain European countries and Japan. We have sold only a limited number of Pathfinder, Revelation, Revelation, Tx, and Tracer microcatheter systems through these distributors. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We can't be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.


We are dependent upon our key personnel and will need to hire additional key personnel in the future.

Our ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area. We cannot be certain that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel.


We may face product liability claims related to the use or misuse of our products.

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We cannot be certain, however, particularly after commercial introduction of our products, that we will not experience losses due to product liability claims.
We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that coverage will continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although our microcatheter products are labeled for single use only, we are aware that some physicians are reusing such products. Moreover, despite labeling of our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.


Trading in our shares could be subject to extreme price fluctuations which could adversely affect your investment.

Prior to June 1997, there was no public market for our common stock. The market price of our common stock has fluctuated widely in the past and is likely to fluctuate in the future. The stock prices of medical device companies over the last few years have been volatile and difficult to predict.


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

We are currently listed on the Nasdaq Smallcap Market. If we are delisted from the Nasdaq Smallcap Market, our common stock will be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq Smallcap Market.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company did not have any short-term investments or a variable interest rate line of credit obligation as of June 30, 2000, the Company does not have any material quantitative or qualitative disclosures about market risk.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          None.

ITEM 2.   Changes in Securities and Use of Proceeds

          On February 18, 2000, the Company entered into agreements with investors to sell an aggregate of 4,666,611 shares of its commoCindy TrumbleFinancial Printing GroupOn February 18, 2000, the Company entered into agreements with investors to sell an aggregate of 4,666,611 shares of its common stock at a price of $2.25 per share, for an aggregate purchase price of approximately $10,500,000. In addition, the Company issued warrants to purchase 933,323 shares of its common stock at an exercise price of $2.48 per share. These shares and warrants were issued to the Investors on that date. In connection with this transaction, certain principals of the placement agent in the private placement purchased 233,333 shares of the Company's common stock and the placement agent was issued warrants to purchase 233,329 shares of the Company's common stock at an exercise price of $2.48 per share.

          The Company issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933. A registration statement on Form S-3 was filed with the SEC and became effective in June of 2000.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          (a) On June 2, 2000, the Registrant held its Annual Meeting of Stockholders.

          (b) As listed below, all of management's nominees for directors were elected at the meeting:

          Name of Nominee                      No. of Votes For            No. of Votes Withheld
------------------------------------------------------------------------------------------------

          Phillip C. Radlick, Ph.D.              16,536,334                       417,302
          Gabriel B. Vegh                        16,536,334                       417,302
          Neville J. Jeharajah                   16,536,334                       417,302
          Rudolfo C. Quijano, Ph.D.              16,536,334                       417,302
------------------------------------------------------------------------------------------------

     (c) (1) The proposal to increase the number of shares of authorized common stock from 25,000,000 to 50,000,000 was approved with 16,371,020 shares voting in favor, 306,706 voting against, 275,910 shares abstaining.

     (c) (2) The proposal to amend the Company's 1993 Stock Option Plan to increase the numbers of shares reserved for issuance thereunder by 2,000,000 was approved with 9,121,990 shares voting in favor, 612,101 voting against, 302,360 shares abstaining.

     (c) (3) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified with 16,927,184 shares voting in favor, 12,322 voting against, 14,130 shares abstaining.

ITEM 5.   Other Information

          None.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed in the quarter ended June 30, 2000.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:     August 11, 2000        CARDIMA, INC.

                                 /s/ GABRIEL B. VEGH
                                 -----------------------------------------------
                                 GABRIEL B. VEGH
                                 President, Chief Executive Officer and Director

                                 /s/ RONALD E. BOURQUIN
                                 -----------------------------------------------
                                 RONALD E. BOURQUIN
                                 Vice President, Chief Financial Officer and
                                 Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------
 3.(i)         Restated Certificate of Incorporation of the Company, as amended

27.1           Financial Data Schedule