Form 10-Q
period 2000-09-30
CARDIMA INC
filed 2000-11-13
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000

                                                        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________ to _____________________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


            Delaware                                            94-3177883
---------------------------------                           -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)


47266 Benicia Street, Fremont, CA                                94538-7330
(Address of  Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.    X     Yes _____ No
                                   -------

As of October 31, 2000, there were 21,579,093 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I................................................................................................................      3
-------

   ITEM 1.  FINANCIAL STATEMENTS......................................................................................      3
   -----------------------------
     CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999..........................................      3
     -----------------------------------------------------------------------
     CONDENSED STATMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.........................      4
     ----------------------------------------------------------------------------------------
     CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........................      5
     ----------------------------------------------------------------------------------------
     NOTES TO CONDENSED FINANCIAL STATEMENTS..........................................................................      6
     ---------------------------------------

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED September 30, 2000 AND 1999.......................................     10
-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES.......................................................................................     11
-------------------------------

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................     26
   -------------------------------------------------------------------

PART II.       OTHER INFORMATION......................................................................................     27
--------       -----------------

   ITEM 1.     LEGAL PROCEEDINGS......................................................................................     27
   -------     -----------------
   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................................     27
   -------     -----------------------------------------
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES........................................................................     27
   -------     -------------------------------
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................     27
   -------     ---------------------------------------------------
   ITEM 5.     OTHER INFORMATION......................................................................................     27
   -------     -----------------
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................................................................     27
   -------     --------------------------------

SIGNATURES............................................................................................................     28
----------

INDEX TO EXHIBITS FOR FORM 10-Q.......................................................................................     29
-------------------------------

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                                               September 30,                 December 31,
ASSETS                                                                             2000                          1999
                                                                             ------------------            -----------------
Current assets:                                                                 (unaudited)
   Cash and cash equivalents...............................................  $           1,217             $            423
   Short-term investments..................................................                ---                          497
   Accounts receivable, net of allowances for doubtful accounts
       of $122 at September 30, 2000 and $92 at December 31, 1999..........                307                          669
   Inventories.............................................................              1,855                        1,268
   Other current assets....................................................                292                          251
                                                                             -----------------             ----------------
       Total current assets................................................              3,671                        3,108
Property and equipment, net................................................              2,078                        2,512
Notes receivable...........................................................                494                          365
Other assets...............................................................                168                          104
                                                                             -----------------             ----------------
                                                                             $           6,411                        6,089
                                                                             =================             ================
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable........................................................  $           1,233             $          1,436
   Accrued compensation....................................................                794                        1,041
   Other current liabilities...............................................                 47                           60
   Capital lease obligation - current portion..............................                655                          776
   Line of credit obligation - current portion.............................              1,379                        1,088
                                                                             -----------------             ----------------
       Total current liabilities...........................................              4,108                        4,401

Deferred rent..............................................................                 18                            1
Capital lease obligation - noncurrent portion..............................                697                        1,012
Line of credit obligation - noncurrent portion.............................                ---                        1,095

Stockholders' equity (net capital deficiency):
     Common stock, $0.001 par value; 50,000,000 shares authorized,
      21,578,664 shares issued and outstanding at September 30, 2000;
      16,356,355 as of December 31, 1999; at amount paid in................             71,430                       60,441
Deferred compensation......................................................                (75)                        (225)
Accumulated deficit........................................................            (69,767)                     (60,636)
                                                                             -----------------             ----------------
   Total stockholders' equity (net capital deficiency).....................              1,588                         (420)
                                                                             -----------------             ----------------
                                                                             $           6,411             $          6,089
                                                                             =================             ================


            See accompanying notes to condensed financial statements

                                 CARDIMA, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                               -----------------------         --------------------
                                                2000            1999            2000         1999
                                               -------         -------         -------     --------
Net sales                                      $   425         $   913         $ 1,839     $  2,544
Cost of goods sold                                 889             731           2,411        1,984
                                               -------         -------         -------     --------
      Gross profit (loss)                         (464)            182            (572)         560

Operating expenses:
      Research and development                   1,373           1,415           3,647        4,609
      Selling, general and administrative        1,498           1,897           4,789        5,804
                                               -------         -------
      Total operating expenses                   2,871           3,312           8,436       10,413
                                               -------         -------         -------     --------
Operating loss                                  (3,335)         (3,130)         (9,008)      (9,853)

Interest and other income                           38              53             182          236
Interest expense                                   (91)           (129)           (305)        (400)
                                               -------         -------         -------     --------
Net loss                                       $(3,388)        $(3,206)        $(9,131)    $(10,017)
                                               =======         =======         =======     ========

Basic and diluted net loss per share           $ (0.16)        $ (0.20)        $ (0.44)    $  (0.64)
                                               =======         =======         =======     ========
Shares used in computing basic and diluted
 net loss per share                             21,547          16,272          20,564       15,566
                                               =======         =======         =======     ========

            See accompanying notes to condensed financial statements

                                 CARDIMA, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine months ended September 30,
                                                                           ---------------------------------------
                                                                                 2000                   1999
                                                                           -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             ($9,131)             ($10,017)
Adjustments to reconcile net loss to net cash provided by operations:
  Depreciation and amortization                                                          769                   907
  Amortization of deferred compensation                                                  150                   190
  Loss on disposal of assets                                                               2                     7
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  362                  (106)
    Inventories                                                                         (587)                  397
    Other current assets                                                                 (41)                   66
    Restricted cash                                                                      ---                    50
    Notes receivable                                                                    (129)                  (40)
    Other assets                                                                        (118)                 (423)
    Accounts payable                                                                    (203)               (1,133)
    Accrued compensation                                                                (247)                 (117)
    Other current liabilities                                                            (13)                   10
    Deferred rent                                                                         17                   (37)
                                                                           -----------------      ----------------
       Net cash used in operating activities                                          (9,169)              (10,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                       --               (19,044)
Maturities and sales of short-term investments                                           497                17,057
Capital expenditures                                                                    (250)                  102
Proceeds from disposal of assets                                                          --                     2
                                                                           -----------------      ----------------
       Net cash (used) provided in investing activities                                  247                (1,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases                                                 (615)                 (760)
Principal payments under credit line                                                    (804)                 (563)
Net proceeds from sale of common stock and warrant exercises                          10,989                14,440
Proceeds from sale/leaseback of capital equipment                                        146                   627
                                                                           -----------------      ----------------
       Net cash provided by financing activities                                       9,716                13,744
                                                                           -----------------      ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                794                 1,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           423                   645
                                                                           -----------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $           1,217      $          2,260
                                                                           =================      ================

                                 CARDIMA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The operating results for the three and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The accompanying balance sheet at December 31, 1999 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

On January 26, 2000, the Company signed an exclusive three year distribution agreement with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division will distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. If St. Jude does not meet its minimum annual purchase quota under the distribution agreement, St. Jude could lose its right to exclusively distribute the Company's diagnostic products in the United States. To date the results of the distribution agreement with St. Jude has not met the Company's expectations. Assuming the Company can raise additional capital, the Company plans to gear up its own sales force in the United States. The Company retains the rights for all other geographic areas and maintains worldwide control of its therapeutic products.

As of September 30, 2000 the Company has approximately $1,217,000 in cash and cash equivalents, a working capital deficit of $437,000 and an accumulated deficit of $69,767,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of revenue from product sales, funds from equity or debt offerings, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through November 2000.

In order to commercialize our products and continue operations, we will need to raise additional capital by the end of November 2000. Our failure to raise additional capital to develop and market our products will cause our business to suffer and would cause the Company to cease operations.

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

4.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                        September 30,         December 31,
                                            2000                  1999
                                     ------------------     ------------------
Inventories:
    Raw materials                       $   729                  $   616
    Work-in-process                         120                      107
    Finished goods                        1,006                      545
                                     ------------------     ------------------
                                        $ 1,855                  $ 1,268
                                     ==================     ==================
Property and equipment:
    Equipment                             5,807                    5,492
    Leasehold improvements                  108                      109
                                     ------------------     ------------------
                                        $ 5,915                  $ 5,601
    Less accumulated depreciation        (3,837)                  (3,089)
                                     ------------------     ------------------
                                        $ 2,078                  $ 2,512
                                     ==================     ==================


5.  NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, convertible preferred stock, warrants, and stock options from the computation of basic and diluted earnings per share because all such securities are antidilutive for all periods presented.

6.  COMPREHENSIVE INCOME (LOSS)

During the three months ended September 30, 2000 and 1999, total comprehensive loss was $3,388,000 and $3,206,000, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive loss was $9,131,000 and $10,017,000.


______________________
/1/ The information in this column was derived from the Company's audited financial statements as of December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company's ability to obtain adequate funding, conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Additional Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q.


OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of cardiac arrhythmias. Cardima has generated revenues of approximately $10.1 million from inception to September 30, 2000. Until January 1997, these revenues were primarily in Europe and Japan from sales of the Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and the Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance using a small direct sales force in the United States. In January 2000, the company signed an exclusive three year distribution agreement with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Diag Division will distribute Cardima's diagnostic products in the United States. To date, the Company's international sales have been made primarily through distributors who sell the Company's products to physicians and hospitals. European sales consist primarily of the Pathfinder line of microcatheters for diagnosis of VT and AF.

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

The Company has a limited history of operations and has experienced significant operating losses since inception. Assuming receipt of adequate funding to continue operations, the Company expects that its operating losses will continue for the foreseeable future as the Company continues to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement will require that companies recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999. In June 1999, Statement No. 137 effectively deferred the effective date of SFAS No. 133 for one year. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, financial position and cash flow.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," or SAB 101. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. Adoption of SAB 101 is required in the fourth quarter of fiscal year 2000. We are evaluating the effects, if any, that the adoption of SAB 101 may have on the results of our operations or our financial position.

In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies he application of APB 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that upon implementation, FIN 44 will not have a significant effect on its financial condition or results of operations.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED September 30, 2000 AND 1999

Net Sales

Net sales for the quarter ended September 30, 2000 decreased 53% to $425,000 from $913,000 for the same period in 1999. Net sales for the nine month period ended September 30, 2000 decreased 28% to $1,839,000 from $2,544,000 for the same period in 1999. The decrease in net sales was attributable to the Company's transitioning from a direct sales force to using distributors, particularly in the United States, where a sales and distribution agreement was announced with St. Jude Medical, Inc in January 2000. United States sales for the quarter ended September 30, 2000 decreased 58% to $220,000 from $529,000 in the same period in 1999. United States sales for the nine month period ended September 30, 2000 decreased 30% to $925,000 from $1,330,000 in the same period in 1999. International sales for the quarter ended September 30, 2000 decreased 47% to $205,000 from $384,000 in the same period in 1999 as the Company transitioned some of its direct selling efforts to distributors in certain European countries. International sales for the nine month period ended September 30, 2000 decreased 25% to $914,000 from $1,214,000 in the same period in 1999.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 2000 increased 22% to $889,000 from $731,000 for the same period in 1999. Cost of goods sold for the nine month period ended September 30, 2000 increased 22% to $2,411,000 from $1,984,000. The increase was due primarily to the additional hiring and training of manufacturing personnel.



Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended September 30, 2000 decreased 3% to $1,373,000 from $1,415,000 for the same period in 1999. Research and development expenses for the nine month period ended September 30, 2000 decreased 21% to $3,647,000 from $4,609,000 for the same period in 1999. The decrease was due primarily to staff reductions in research and development as a result of the Company's restructuring in January 1999 and the Company's efforts to focus on key research and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2000 decreased 21% to $1,498,000 from $1,897,000 for the same period in 1999. Selling, general and administrative expenses for the nine month period ended September 30, 2000 decreased 17% to

$4,789,000 from $5,804,000 for the same period in 1999. Selling expenses for the quarter ended September 30, 2000 decreased 45% to $552,000 from $1,002,000 for the same period in 1999. Selling expenses for the nine month period ended September 30, 2000 decreased 36% to $1,941,000 from $3,016,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999 and the reduction in direct sales expenses due to the United States distribution agreement with St. Jude signed in January 2000. General and administrative expenses for the quarter ended September 30, 2000 increased 9% to $796,000 from $729,000 for the same period in 1999. General and administrative expenses for the nine month period ended September 30, 2000 increased 8% to $2,249,000 from $2,077,000 for the same period in 1999. The increase was due primarily to additional accrued compensation over the three and nine month periods. Marketing expenses for the quarter ended September 30, 2000 decreased 10% to $150,000 from $166,000 for the same period in 1999. Marketing expenses for the nine month period ended September 30, 2000 decreased 16% to $596,000 from $710,000 for the same period in 1999. The decrease was due primarily to the reduction in workforce in January 1999, decreased expenses for trade shows and the reduction in direct marketing expenses due to the United States distribution agreement with St. Jude signed in January 2000.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2000 decreased to $38,000 from $53,000 for the same period in 1999. Interest and other income for the nine month period ended September 30, 2000 decreased to $182,000 from $236,000 in the same period in 1999. The decrease was due primarily to lower cash balances and balances in short term investments.

Interest Expense

Interest expense for the quarter ended September 30, 2000 decreased to $91,000 from $129,000 for the same period in 1999. Interest and other income for the nine month period ended September 30, 2000 decreased to $305,000 from $400,000 in the same period in 1999. The decrease was primarily due the expiration of four capital equipment leases and the reduced interest rate on the re-lease of this equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date principally through private placements of equity securities, an initial public offering of Common Stock in June 1997, borrowings under a $3,000,000 line of credit and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of September 30, 2000, the Company had approximately $1,217,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $9,169,000 and $10,246,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease was primarily due from the decrease of operating losses incurred and the decrease in the disbursement of accounts payable over the same period last year. Net cash provided by investing activities of $247,000, for the nine months ended September 30, 2000, was primarily provided by the maturities and sales of short-term investments. Net cash used in investing activities was $1,883,000, for the nine months ended September 30, 1999, used primarily for purchases of short-term investments. Net cash provided by financing activities was approximately $9,716,000 and $13,744,000 for the nine months ended September 30, 2000 and 1999, respectively, resulting primarily from the sale of equity securities in private placement transactions during such periods.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of September 30, 2000 the Company has drawn $687,000 against the equipment leaseline. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid approximately $490,000 in cash. In addition the Company issued warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $14,300,000. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid approximately $525,000 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $9,900,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. The Company believes that available cash will be sufficient to meet the Company's cash requirements through November 2000. The Company will require additional financing. There can be no assurance however, that such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and would cause the Company to cease operations.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

We need to raise capital and that could have a dilutive effect on your investment.

As of September 30, 2000, cash, cash equivalents, short-term investments and long-term restricted cash totaled $1.2 million. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through November 2000.

In order to commercialize our products and continue operations, we will need to raise additional capital by the end of November 2000. One possibility for raising additional capital would be the public or private sale of our shares of stock. Any sale by us of additional shares of stock will dilute your percentage ownership in us.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to suffer and would cause the Company to cease operations.

We need to raise additional capital in order to market our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves or to cease operations. Our failure to raise this additional capital when needed would harm our business.

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

We are in the early stage of developing, testing and obtaining regulatory approval for our microcatheter systems designed for ablation of AF and VT. We are currently developing the Revelation Tx microcatheter system for ablation of AF and the Therastream microcatheter system for ablation of VT. We are required to obtain an Investigational Device Exemption, or IDE, from the FDA prior to conducting human clinical trials of our microcatheter systems for ablation. We completed the mapping phase of this feasibility study in August 1997 and an early AF ablation feasibility study in December 1998. We received approval of an IDE supplement on December 1998 allowing us to expand the AF feasibility study. We completed the expanded AF feasibility study and received IDE approval to begin a pivotal (final) AF clinical study in June 2000. We received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999 and approvals to expand this feasibility study both in November and in June 2000. We must complete these feasibility and pivotal clinical trials for both AF and VT indications, in order to gather data for pre-market approval application, or PMA's to the FDA for these ablation products. We must receive PMA approvals prior to marketing such products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources and the completion of such trials will take several years. There can be no assurance that:

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


None of our products currently being developed for the ablation of AF and VT has received regulatory approval in the United States. If we cannot gain United States regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and the required regulatory approvals are obtained, we cannot be certain that our products and the associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate AF and VT, our failure to successfully commercialize these systems would harm our business and cause the value of your investment to decline.

We plan to significantly increase our operating expenses to expand our clinical trials to complete the necessary number of patients to submit data for a PMA for our ablation products. Our Phase II AF ablation trial has been completed and we have begun phase III. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations, we will not be able to quickly reduce our spending in response, which would materially affect our operating results and financial condition.

Reuse of our single-use products could cause our revenues to decline


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

We will be required to seek PMA approval for our ablation products, including the Revelation Tx and the Therastream microcatheters for ablation. The process of obtaining PMA approval is much more expensive, lengthy and uncertain than the 510(k) premarket notification clearance process. In order to prepare a PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. We submitted an IDE application for the Revelation microcatheter system for mapping and ablation of AF in January 1997. We completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, we received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. We completed the expanded AF feasibility study and received IDE approval to begin a pivotal (final) AF clinical study in June 2000. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and completed a 10 patient feasability trial in April 2000. We received approvals to expand this feasibility study both in November and in June 2000. There can be no assurance that any clinical study that we propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval. We expect that a PMA application will not be submitted for up to one year, if at all. No assurance can be given that we will ever be able to obtain PMA approval for any of our ablation products. Our failure to complete clinical testing or to obtain timely PMA approval would have a material adverse effect on our business, financial condition and results of operations.

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

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, or the EU, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer for mapping in the EU. We have received CE mark certification to sell the Venaport, Vueport and Naviport guiding catheters in the EU. We also received approval to sell the Cardima Pathfinder, Pathfinder mini, Tracer, Revelation and Revelation Tx, in Japan and Australia, and to sell the Cardima Pathfinder, Tracer, Vueport and Naviport in Canada. The Company also received CE mark certification in August 1998, December 1998 and November 1999 to sell the Revelation, Revelation Tx and Revelation T-Flex microcatheters, respectively, for ablation of AF in the EU. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive approval to affix the CE mark would prohibit us from selling these products in member countries of the EU, and would result in significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. If these approvals are not obtained, our business could be harmed.

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

We are dependent on St. Jude to commercialize our diagnostic products in the United States

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

We rely on license agreements for some of our products technology. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, as the technological basis for our microcatheter systems for mapping and ablation. Under the Target license agreement, we have an exclusive license under certain United States patents. The exclusive license from Target covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, this license may terminate if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations on us. The license can also be terminated by either party upon a material breach that remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target-based microcatheter technology would harm our business.

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


We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since United States patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. In addition, the United States patent laws were recently amended to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

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


United States healthcare providers, including hospitals and physicians, that purchase microcatheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of health care providers to obtain satisfactory reimbursement for medical procedures in which our microcatheter systems and the novel procedures in which they are used. If these health care providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

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

We currently manufacture our microcatheter systems in limited quantities for United States and international sales and for pre-clinical and clinical trials. However, we have no experience manufacturing our products under development in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through 2001. We expect that if United States sales for the Pathfinder and Revelation microcatheter systems increase, or if we receive FDA clearance or approvals for other products, we may need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

     .  capacity constraints,
     .  production yields,
     .  quality control, and
     .  shortages of qualified personnel.

Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must undergo either QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for us to be permitted to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We are in compliance with procedures to produce products for sale in Europe. Any failure by Cardima to comply with QSR requirements or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC will require us to take corrective actions, such as modification of our policies and procedures.

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

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline. We have only limited experience marketing and selling our products in commercial quantities. Expanding our marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline. We have terminated several distribution arrangements in Europe. Our ability to effectively operate a remote sales force will require additional resources, time and expense which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost- effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

Currently, sales and marketing of the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer microcatheter systems are primarily conducted through a number of exclusive distributors in certain European countries and Japan. We have sold only a limited number of Pathfinder, Revelation, Revelation, Tx, and Tracer microcatheter systems through these distributors. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company did not have any short-term investments or a variable interest rate line of credit obligation as of September 30, 2000, the Company does not have any material quantitative or qualitative disclosures about market risk.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          None.

ITEM 2.   Changes in Securities and Use of Proceeds

          None.

ITEM 3.   Defaults Upon Senior Securities

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits.
          (b) No reports on Form 8-K were filed in the quarter ended September 30, 2000.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   November 14, 2000            CARDIMA, INC.

                                     /s/ GABRIEL B. VEGH
                                     -----------------------------------------
                                     GABRIEL B. VEGH
                                     President, Chief Executive Officer and
                                     Director


                                     /s/ RONALD E. BOURQUIN
                                     -----------------------------------------
                                     RONALD E. BOURQUIN
                                     Vice President, Chief Financial Officer
                                     and Secretary

                                 CARDIMA, INC.

                        INDEX TO EXHIBITS FOR FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2000


EXHIBIT NO.    EXHIBIT DESCRIPTION
-----------    -------------------

               Executive Agreements:

10.30          Allan L. Abati, PhD

10.31          Victor J. Barajas

10.32          Sandra A. Berg

10.33          Ronald Bourquin

10.34          Eric K.Y. Chan, PhD

10.35          Phillip Radlick, PhD

10.36          Gabriel B. Vegh

10.37          William K. Wheeler

27.1           Financial Data Schedule