Form 10-K405
period 2000-12-31
CARDIMA INC
filed 2001-03-22
CIK 1022570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 2000 or

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


          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,792,407 based on the last reported sales price of the Common Stock on the Nasdaq National Market on March 15, 2001.

   As of March 15, 2001, there were 21,640,184 shares of Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CARDIMA, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                      Page No.
                                                                      --------

          PART I....................................................      4

 ITEM 1.  BUSINESS..................................................      4

 ITEM 2.  PROPERTIES................................................     24

 ITEM 3.  LEGAL PROCEEDINGS.........................................     24

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     24

          PART II...................................................     25

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................     25

 ITEM 6.  SELECTED FINANCIAL DATA...................................     26

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................     28

 ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.....................................................     42

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     42

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................     42

          PART III..................................................     43

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........     43

 ITEM 11. EXECUTIVE COMPENSATION....................................     44

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................     44

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     44

          PART IV...................................................     45

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.................................................     45

 SIGNATURES..........................................................    47

                           FORWARD-LOOKING STATEMENTS

   The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended. Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following:

  . ""will likely result,"

  . ""are expected to,"

  . ""will continue,"

  . ""is anticipated,"

  . ""estimate,"

  . ""intends,"

  . ""plans,"

  . ""projection," and

  . ""outlook."

   You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

  . clinical trial results,

  . obtaining and maintaining regulatory approval,

  . market acceptance of and continuing demand for our products,

  . the attainment of patent protection for any of these products,

  . the impact of competitive products, pricing and reimbursement policies,

  . our ability to obtain additional financing to support our operations, and

  . changing market conditions and other risks detailed below.

   You should read and interpret any forward-looking statements together with the following documents:

  . our Quarterly Reports on Form 10-Q,

  . the risk factors contained in this report under the caption "Factors
    Affecting Future Results," and

  . our other filings with the Securities and Exchange Commission.

   Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

                                     PART I

ITEM 1. BUSINESS

Overview

   We design, develop, manufacture and market minimally invasive, single-use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation, or AF, and ventricular tachycardia, or VT, since our incorporation in November 1992. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can potentially be fatal. We develop microcatheter systems designed to provide enhanced access to arrhythmia causing tissue, to diagnose the arrhythmia by locating its origin, or mapping, and to restore normal heart rhythms by isolating and destroying the arrhythmia causing sites, ablation, using radiofrequency, RF energy. Our microcatheters incorporate multiple electrodes at the distal end of the catheter that are designed to record electrical signals for mapping purposes and, with some products, to emit RF energy for ablation; thereby allowing physicians to both map and ablate using the same catheter. Our microcatheters are also designed with variable stiffness and a highly flexible distal tip to allow enhanced access to the vasculature of the heart. In addition, they are designed to be compatible with existing signal display systems and RF generators, eliminating the need for significant new investment in capital equipment. Our microcatheter technology was originally conceived at Advanced Cardiovascular Systems, Inc., ACS, now a division of Guidant Corporation, from 1979 to 1982. Target Therapeutics, Inc., Target, now a division of Boston Scientific Corporation, Boston Scientific, purchased this technology in 1985 from ACS for use in neurological applications. In 1993, Target granted us an exclusive, royalty-free license to use the microcatheter technology in the treatment of electrophysiological diseases affecting areas other than the central nervous system.

   We marketed our diagnostic microcatheter system for VT and AF, including the Pathfinder, Tracer and Revelation microcatheters, along with the Naviport, Vueport and Venaport lines of guiding catheters in the United States through January 31, 2000. On January 26, 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, St. Jude, whereby St. Jude's Daig Division, or Daig, was entitled to distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. We retain the rights for all other geographic areas and maintain worldwide control of our therapeutic products. However, if we decide to use distributors in other territories, Daig has a right of first refusal to those territories. As of February 1, 2001, the agreement reverted to a non-exclusive distribution arrangement due to Daig's failure to meet the contractual first-year minimum sales level. We currently have three direct sales people in the United States and will continue to utilize the Daig sales force on a non-exclusive basis. We will continue to market our diagnostic microcatheter systems for VT and AF in Europe, Japan, Australia, Canada and other countries throughout the world. We continue to increase patient enrollment in our Phase III therapeutic clinical trial to treat AF with the Revelation Tx in the United States microcatheter system. In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc. for a total of $8 million in cash, $4 million of which we received in December 2000. We received back a fully paid co-exclusive license for the right to use this intellectual property in our core business. We recently restructured, including workforce reductions and an increase in our regulatory resources, to focus solely on the AF trial, due to the potential to complete patient enrollment in that trial and submit for a Pre-market Approval (PMA) in late 2001 or early 2002. With regards to VT, the Therastream microcatheter system trial has been temporarily put on hold so that we can concentrate our focus on the AF trial. The Revelation family of microcatheters is approved in the European Union (EU) for treating AF.

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

   The heart, as with any other organ, requires oxygen and nutrients to function. Because the heart has large oxygen and nutrient demands, it requires an extensive, well developed vascular network to bring blood to and carry blood away from its tissue. This coronary vascular network is located throughout the majority of the heart's walls to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originates on the epicardium, or outer surface, of the ventricles and penetrate into the tissues of the ventricular walls. Thus, the anatomy of the ventricular walls consists of a thick mass of contracting muscle cells with a framework of coronary blood vessels.

   The heart's pumping action is controlled by an electrical conduction system comprised of a specialized network of cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and organized way. These specialized conduction cells are placed throughout the walls of the chambers, from just underneath the inner, or endocardial, surface of the heart to the outer, or epicardial, surface. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heartbeat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial, or SA, node.

   The SA node is the heart's "natural pacemaker," regularly discharging an electrical signal that, under normal circumstances, is responsible for setting the heart rate, usually 60 to 100 beats per minute. The signal generated in the SA node is propagated through the atria until it reaches the Atrio-Ventricular, or AV, node and is delayed momentarily. This momentary delay provides enough time for the atria to fill the ventricles with blood before they contract.

   Once the electrical signal exits the AV node, it is rapidly conducted down the His Bundle, and is distributed widely throughout both ventricles via the Purkinje Fibers, delivering the electrical signal to both ventricles at the same time, causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body (while the atria only pump blood to the ventricles), the ventricles are surrounded by a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body against a high vascular resistance. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is delivered throughout the body.

 Arrhythmias

   Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke or even death. Arrhythmias have numerous causes, including congenital defects, tissue damage from heart attacks or arteriosclerosis and other conditions that accelerate, delay or redirect the normal transmission of electrical activity, thereby disrupting the normal coordinated contractions of heart muscle cells. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute, and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: supraventricular tachycardia, or SVT, which has its origin above the ventricles (typically in the atria) with atrial fibrillation, or AF, being the most common form of SVT, and ventricular tachycardia, or VT, which has its origin in the wall of the ventricles. Generally, arrhythmias degenerate and worsen over time.

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

   In the United States, AF affects an estimated 2.2 million people, with approximately 350,000 new cases being diagnosed each year. It is estimated that about 1.5 million outpatient hospital visits per year in the United States are associated with AF and there are more than 200,000 admissions to hospitals for AF each year. The American Heart Association estimates that AF is responsible for over 70,000 strokes each year in the United States. We estimate that the cost of treating these patients is more than $3.6 billion annually. The cost of drug treatment for AF alone is estimated to be in excess of $400 million worldwide each year.

   AF is routinely diagnosed using an electrocardiogram, in which electrodes are placed on the skin to record the irregular beating of the heart. However, electrocardiograms are unable to locate the origin, or focus, of the AF. Another diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus of the arrhythmia. Since AF is an arrhythmia that can affect both the right and left atria at the same time, we believe that optimal mapping of AF requires the simultaneous evaluation of electrophysiological information from both atria. We believe electrophysiologists do not routinely map all forms of AF because currently available competitor's catheters are inadequate to map the right and left atrium simultaneously.

   Current AF treatments are directed at trying to re-establish a normal heartbeat and prevent stroke, and are primarily supportive and palliative. Anti-arrhythmic and anticoagulant drugs, the most common treatment for AF, are typically used to attempt to control AF by restoring the heart's natural rhythm, limiting the pooling action of the blood therefore reducing or eliminating the potential of the natural clotting mechanism of the blood to take effect. However, anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients eventually developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function. Another palliative procedure for AF is external cardioversion, or the application of strong electrical current under general anesthesia attempting to re-organize the heart's electrical activity. This treatment is usually effective for a limited period of time as well. Another alternative treatment is the purposeful destruction of the AV node followed by implantation of a pacemaker, which is typically considered a treatment of last resort for AF patients, but does not cure or treat the AF itself. The patient also is dependent on the pacemaker for life. Pacemakers are battery-powered devices and typically require replacement approximately every seven to ten years depending on manufacturer, type of device and amount of electrical energy delivered. Since atrial function remains poor following the procedure, chronic anticoagulant therapy, which increases risk of hemorraghic stroke, is generally required.

   We believe that the only curative therapy for AF used today is an open heart, open chest operation commonly known as the "maze" procedure whereby a surgeon makes several slices through the wall of the atrium with a scalpel and then sews the cuts back together creating a scar pattern. The scars isolate and contain the chaotic electrical impulses to control and channel the electrical signal emanating from the SA node. This open heart operation is expensive and associated with long hospital stays and high morbidity and mortality. Although this approach is not commonly used because it is highly invasive, containing the chaotic impulses in the atrium through scar creation is generally considered effective in controlling AF.

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

 Ventricular Tachycardia

   VT is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, rather than from the SA node, thus bypassing the heart's normal conduction system. The typical VT patient has experienced a myocardial infarction, or heart disease, which can result in the formation of a scar or electrical barrier inside the ventricular wall, leading to improper electrical conduction in the cells immediately bordering the scar. During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation, VF, which is an extremely irregular, chaotic and ineffective spasming of the ventricles. VF is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardioversion or defibrillation.

   It is estimated that more than 300,000 people in the United States suffer from sudden cardiac death each year. Of these, approximately 50,000 people survive, primarily through emergency defibrillation. These survivors are at risk of developing VT or subsequently VF. We estimate that each year over 100,000 people in the United States, who have never suffered VF, are diagnosed with symptomatic VT. The American Heart Association estimates that approximately 1.5 million people in the United States suffer myocardial infarctions each year, of which approximately one million survive. Approximately 30% of the survivors of a myocardial infarction suffer an episode of VT within the following year. We believe all of these individuals are potential candidates for a safe and cost-effective mapping and ablation procedure.

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

   Similar to AF, current treatments for VT are primarily supportive and palliative. Anti-arrhythmic drugs are the most common treatment, although these drugs have been shown to have a number of unwanted side effects, and in some circumstances may actually induce VT. The Multi-center Automatic Defibrillator Implantation Trial, MADIT, demonstrated that the implantable cardiac defibrillator, or ICD, is a more effective treatment for VT than anti-arrhythmic drugs, but it also is a palliative treatment. Moreover, ICD's are associated with a number of undesirable characteristics, such as patient reliance on an implantable device with a limited battery life, the high cost of the implantation procedure, the risks associated with implanting foreign objects in the body and significantly impaired quality of life for the patient. In addition, the ICD is only palliative and does not cure the VT or destroy the arrhythmia causing tissue.

   Similar to the treatment of AF, electrophysiologists are also experimenting with less invasive, catheter-based ablation procedures for the treatment of VT. Currently, there is a competitive product approved to treat VT in the U.S. that, in our belief, has had limited acceptance in the market because it accesses VT sites endocardially and needs to deliver high power levels to attempt to ablate the tissue deep in the ventricular walls. Therefore, we believe current catheter size limitations and shortcomings of existing endocardial catheter technology for ablation have limited the use of catheter technology to treat VT.

   We have decided to focus our efforts our AF program and postpone our work on the VT program until such time that we have the appropriate funding or receive approval to market the Revelation Tx microcatheter system for the treatment of AF in the United States.

 Limitations of Current Catheter-Based Diagnosis and Therapy

   The demonstrated medical benefits and cost efficiency of minimally invasive surgical procedures have encouraged electrophysiologists to seek a means of employing new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electrophysiologists are experimenting with a treatment technique, often referred to as the "drag and burn procedure," in which conventional RF ablation catheters are dragged along the inside surface of an atrium while applying RF energy. However, creating continuous, linear, transmural lesions to isolate portions of the atria using this experimental procedure with standard catheters has proven time consuming and difficult. Endocardial catheter technology is also being tested for the treatment of VT. We believe that an endocardial approach is sub-optimal because the muscle tissue of the ventricles is significantly thicker than the muscle tissue in the atria, sometimes requiring the use of large amounts of RF energy to reach the arrhythmogenic foci. As a consequence, the endocardial approach generates larger, less focused lesions, increasing the amount of ventricular tissue destroyed in the procedure and potentially reducing heart muscle function.

   We believe that the disadvantages of existing catheter based approaches for AF and VT are attributable not to the minimally invasive approach of the procedure, but rather to existing catheter technology. The catheters currently used are relatively large, typically six to eight French (French is a medical term used to denote catheter size; i.e., 1 mm = 1 French in diameter), and stiff, increasing the risk of trauma to the heart during the procedure, and restricting access primarily to the chambers of the heart. When attempting to diagnose and treat VT using standard electrophysiology catheters, the electrophysiologist is unable to access smaller blood vessels within the ventricular wall. As a result, generally only signals generated within one to two millimeters adjacent to the inner wall can be recorded. The current technology is inadequate because the normal ventricular wall is five to 20 millimeters thick, and arrhythmia-causing tissue, especially tissue causing VT, can reside anywhere within that thickness. In addition, the information generated by the endocardial diagnostic procedure is limited, as the electrophysiologist can observe and evaluate only a limited number of signals in a confined area. In order to observe more signals and ablate closest to the foci, the user must mechanically manipulate the catheter within the rapid blood flow of a heart in VT at up to 300 beats per minute, which can be very difficult. As a result, an endocardial electrophysiology procedure with this existing technology is extremely laborious and time consuming, in some cases requiring up to 15 or more RF energy deliveries per treatment. Although there are endocardial basket-type catheters in development that enable the electrophysiologist to record information from multiple points in the ventricle at once, we believe that these catheters suffer the same access limitations to arrhythmia causing tissue located in the intramyocardium and epicardium as standard endocardial catheters and require significant additional investment in that competitor's proprietary capital equipment.

   Based on experience with standard endocardial catheters, electrophysiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during AF or VT procedures. In the case of AF, we believe there is a need for catheters that are able to access both right and left atria, if warranted, and then immediately and appropriately ablate the tissue causing the AF. Our current Phase III clinical trial to treat AF with the Revelation Tx involves three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. In the case of VT, we believe there is a need for catheters that are able to map safely the entire thickness of the ventricular wall, not just the endocardial surface, and appropriately ablate the tissue causing the VT with minimal trauma to normal rhythm-conduction of the heart's tissue.

Our Microcatheter System Solution

   The primary clinical goal in the diagnosis and treatment of AF and VT is precise mapping and effective, less destructive ablation. To achieve this, the electrophysiologist must be able to access areas of the heart that are currently inaccessible, using techniques that are easy to perform and that do not increase the trauma to the patient. We are working to achieve this goal by designing microcatheter systems which provide enhanced access to the arrhythmia causing tissue, by mapping the location of the arrhythmia and then ablating the arrhythmia causing tissue using RF energy to cure the patient, all in one procedure using the same catheter. Our microcatheter systems are designed to offer the following perceived advantages:

  . Minimally invasive approach. Our microcatheter systems are designed to provide better access in a minimally invasive procedure to treat both AF and VT. This increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

  . Single catheter for rapid mapping and ablation. We developed microcathers which were capable of only diagnosing arrhythmias, initially. Our next generation microcatheters, including the Revelation Tx and Therastream, are capable of both mapping and ablating. By using microcatheters that can map, as well as ablate, we believe the electrophysiologist need only access the arrhythmia causing tissue once in order to map it, verify that it is causing the arrhythmia and then, using the same device, ablate the tissue to cure the patient. We believe this single catheter, dual function characteristic of our microcatheter systems will decrease procedure times and improve treatment of both AF and VT.

  . Enhanced access to the vasculature of the heart. Our microcatheters feature a significantly smaller diameter, approximately one half the size of standard electrophysiology catheters, and incorporate Target's variable stiffness technology, utilizing a central core guidewire and a highly flexible distal tip. As a result, our microcatheters are more torqueable and flexible than standard electrophysiology catheters and have varying degrees of flexibility at the distal end to allow enhanced and less traumatic access to the vasculature of the heart, to conform easily to the contours of the heart wall and to maintain controlled, regular contact even in a fast beating heart.

  . Ability to gather more information. Our microcatheter system designs include a large number (up to 16) of narrow electrodes, while maintaining a high degree of flexibility. We believe that this design permits the electrophysiologist to acquire and evaluate far more information in a mapping procedure than is available using standard electrophysiology catheters, which typically incorporate fewer electrodes. The increased amount of information recorded using our microcatheter approach should enable the electrophysiologist to target the arrhythmia causing tissue with greater precision, in order to permit effective ablation.

   Curative treatment for AF. Our Revelation, Revelation Tx and Revelation T-Flex microcatheter systems are designed to treat AF by creating long, thin, continuous, linear, transmural lesions in the right atria. We also recently completed animal studies for a new design microcatheter for left atrial ablation in or around the pulmonary veins. Many physicians believe the pulmonary veins are suspected to initiate AF on the left side and may require focal or circumferential ablation to isolate and contain the arrhythmia causing tissue, thereby restoring normal electrical function by controlling and reorganizing the random, chaotic electrical activity that characterizes AF. In animal studies, our microcatheter systems typically deliver less RF energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. We believe these thinner lesions will result in an improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. We also designed the Revelation Tx and Revelation T-Flex microcatheters with temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue thereby giving a more accurate temperature reading during ablation. Competitive systems utilize temperature sensors positioned under their electrodes that are not in direct contact with the tissue. We believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage due to the concern of creating coagulum during an ablation procedure. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for AF, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

   Curative approach for VT. Our Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and the Therastream microcatheter system for both mapping and ablation of VT are designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia causing tissue through the venous system. We believe that at least half of VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters in development. The intravascular approach to VT ablation should permit ourmicrocatheters to be positioned in close proximity to the arrhythmia causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We are aware of at least one other epicardial mapping catheter in addition to the Cardima Pathfinder, Pathfinder mini, Tracer and Therastream under development.

   We decided to focus our efforts on our AF program and postpone our work on the VT program until such time that we have the appropriate funding or receive approval to market the Revelation Tx microcatheter system to treat AF in the United States.

  . Compatible with existing capital equipment. Our microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and RF generators, in order to eliminate the need for significant new investment in additional capital equipment. By facilitating the fast and precise location of the arrhythmia causing tissue with a system that is compatible with standard laboratory equipment, we believe our products will be more readily adopted by electrophysiologists.

  . Reduced procedure and radiation exposure times. We believe that our microcatheter systems will reduce procedure times and thereby decrease cumulative x-ray exposure to both patients and lab personnel. Standard electrophysiology procedures, in many cases, expose both the patient and the lab personnel to over one hour of accumulated x-ray time during fluoroscopy, which is used to visualize the placement of the catheters. We believe that the total procedure and fluoroscopy time associated with the use of our microcatheter systems are less due to shorter procedure times than those using standard electrophysiology catheters, thereby reducing procedure costs and the risk of disease resulting from extended exposure to x-ray fluoroscopy.

Strategy

   Our primary objective is to establish our Revelation Tx microcatheter system as the first approved device in the U. S. for mapping and ablating AF, Once our Revelation Tx is approved in the United States, we intend to focus our efforts on our microcatheter systems for the mapping and ablation of VT To achieve these objectives, we pursue the following strategies:

   Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. We are developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. We focus on endocardial access for AF. We are designing systems which incorporate variable stiffness guidewire technology originally developed at Target, including guiding catheters and fixed-systems, in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. Additionally, for treating AF, we believe our Revelation Tx creates long, thin linear lesions which are designed to replicate the maze surgical procedure, which is a highly invasive procedure, yet has a high rate of success. By using microcatheters that can map as well as ablate, we believe the electrophysiologist need access the arrhythmia causing tissue only once, in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

   Provide microcatheter systems that lower the cost of treating electrophysiological disorders. Our microcatheter systems are designed to reduce the average time required for AF and VT diagnostic and therapeutic procedures significantly. As a result, time spent in high cost electrophysiology laboratories should be reduced, lowering the overall cost of AF or VT treatments. The shorter procedure time that we believe will result from the use of our microcatheter systems should enable physicians to perform a greater number of AF or VT procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish reimbursement for AF and VT procedures using our microcatheter systems. We believe that our microcatheter systems will appeal to patients and third party payors seeking a cost-effective solution to the diagnosis and treatment of AF and VT.

   Accelerate acceptance and adoption of our microcatheter systems by leading electrophysiologists. We have formed relationships with leading medical centers in the United States, and are developing relationships with medical centers in Europe and Japan, to perform clinical trials of our microcatheter systems for the diagnosis and treatment of AF and VT. Based on data submitted upon completion of the Phase II trial, we obtained FDA approval to expand to a Phase III pivotal trial to treat 80 patients with AF at up to 20 clinical sites with the Revelation Tx microcatheter system. We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is a critical step in the overall market acceptance of our microcatheter systems. We intend to continue to work with leading physicians and medical centers, to complete the Phase III clinical trial demonstrating the safety and effectiveness of our microcatheter systems and, ultimately, to establish broad market acceptance of our products. In addition, we intend to accelerate physician education and adoption through peer-reviewed publications concerning the clinical trials of our microcatheter systems.

   Distribution agreement with St. Jude Medical Corporation's Daig Division in the U.S. On January 26, 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, St. Jude, whereby St. Jude's Daig Division, or Daig, would distribute our diagnostic products in the U.S. The distribution agreement included an equity investment by St. Jude. We retained the rights for all other geographic areas, subject to Daig's right of first refusal if we seek a distributor in those areas, and maintain worldwide control of our therapeutic products. As of February 1, 2001, the agreement reverted to a non-exclusive distribution arrangement due to Daig's failure to meet the contractual first year minimum sales level. We have three direct sales people in the United States and will continue to utilize the Daig sales force on a non-exclusive basis.

   Increase sales by further penetrating international markets. We intend to continue to increase international sales through expansion of our network of international distributors to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. We received ISO 9001 (EN 46001) Quality Systems certification, as well as the right to affix the CE Mark to a number of our products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our Pathfinder microcatheter system for mapping VT and have received regulatory approval in the United States, Europe, Japan and Australia for our Revelation microcatheter system for mapping AF. In addition, we received CE Mark approval for marketing the Revelation, Revelation Tx and Revelation T-Flex ablation microcatheter systems to treat AF in the European Union in August 1998, December 1998 and June 2000, respectively.

Products

   We are currently focused on developing microcatheter systems for the diagnosis and treatment of AF. This system is designed to access both the right and left atria. Our microcatheter systems are designed to be used endocardially in the atria, to map and then ablate AF through the creation of long, thin, continuous, linear, transmural lesions. All of our microcatheters are available with a variety of electrode numbers, electrode spacing configurations and outer diameters. The series of electrodes at the distal ends, depending on the particular product, may both receive electrical signals for mapping and emit RF energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than standard electrophysiology catheters, providing better steerability for the electrophysiologist. Our microcatheters are designed for single use. We are designing our products to be used with existing electrophysiology recording systems and RF ablation generators. Our ancillary products, including guiding catheters, guidewires, electrical switch boxes and connecting cables, support these microcatheter systems.

   The following table describes our products and their intended indications and regulatory status:

                                                                                  International
 AF Products       Description         Indication U.S. Regulatory Status(1)    Regulatory Status(1)
 -----------       -----------         ---------- -------------------------    --------------------
 Revelation  Fixed-wire multi-          Mapping   510(k) clearance obtained. Approved in European
             electrode microcatheter                                         Union (CE Mark) and
             system designed to map                                          Canada.
             in both right and left
             atria.
             Also can be used for       Ablation                             Approved in the European
             ablation in approved                                            Union (CE Mark) for
             markets.                                                        ablation.

                                                                                                   International
    AF Products             Description            Indication     U.S. Regulatory Status(1)    Regulatory Status(1)
    -----------             -----------            ----------     -------------------------    --------------------
 Revelation Tx      Fixed-wire multi-electrode   Mapping and     Phase III IDE approved;      Approved in European
                    microcatheter system with    Ablation        clinical trial in progress.  Union (CE Mark).
                    temperature sensors
                    designed to map and create
                    long, thin, continuous,
                    linear, transmural lesions
                    in the right atrium.

 Revelation T-Flex  Deflectable fixed-wire       Mapping and                                  Approved in European
                    multi-electrode              Ablation                                     Union (CE Mark).
                    microcatheter system with
                    temperature sensors
                    designed to map and create
                    long, thin, continuous,
                    linear, transmural lesions
                    in the right atrium.

    VT Products
    -----------
 Cardima Pathfinder Fixed-wire multi-electrode   Mapping         510(k) clearance obtained.   Approved in European
                    microcatheter system                                                      Union (CE Mark)
                    designed for accessing
                    coronary sinus vasculature
                    to locate arrhythmia-
                    causing tissue.

 Pathfinder mini    Smallest Cardima             Mapping         510(k) clearance obtained.   Approved in European
                    Pathfinder microcatheter                                                  Union (CE Mark), Japan
                    (1.5 French) designed to                                                  and Canada.
                    provide access to more
                    distal, smaller coronary
                    veins

 Tracer             Over-the-wire multi-         Mapping         510(k) clearance obtained.   Approved in European
                    electrode microcatheter                                                   Union (CE Mark)
                    system designed to be used                                                and Japan.
                    in the veins of the heart
                    wall over a guidewire.

 Therastream        Over-the-wire multi-         Ablation        Feasibility trial. Q1 2000;  Trial on hold in the
                    electrode microcatheter                      trial on hold to focus on AF European Union.
                    system designed for                          clinical trial
                    mapping and ablation from
                    within the veins of the
                    heart wall.

  Support Products
  ----------------
 Venaport           Coronary sinus guiding       Venous access   510(k) clearance obtained.   Approved in European
                    catheters with a family of                                                Union (CE Mark), Japan
                    curve shapes and lengths.                                                 and Switzerland.
                    Designed to deliver
                    Cardima microcatheters.

 Vueport            Balloon-tipped coronary      Venous access,  510(k) clearance obtained.   Approved in European
                    sinus guiding catheter       delivery of EP                               Union (CE Mark), Japan,
                    designed to facilitate       catheters,                                   Canada and Australia.
                    delivery of                  venography
                    electrophysiology (EP)
                    catheters and provide
                    occlusive venography.

 Naviport           Deflectable guiding          EP catheter     510(k) clearance obtained.   Approved in European
                    catheter designed to         delivery and                                 Union (CE Mark),
                    facilitate delivery of EP    support                                      Japan, Canada and
                    catheters.                                                                Australia.

 EP Select          Switch box designed to       Connectivity    510(k) clearance obtained.   Approved in European
                    interface with               for pacing and                               Union (CE Mark).
                    existing electrophysiology   electrophysiol-
                    lab equipment and            ogy recording.
                    multi-electrode catheters.

 Tx Select          Switch box designed to       Connectivity                                 Approved in European
                    interface with               for pacing,                                  Union (CE Mark).
                    existing electrophysiology   electrophysiol-
                    lab equipment and            ogy recording
                    multi-electrode catheters.   and radio
                                                 frequency
                                                 ablation.

-------
(1) The regulatory status of our microcatheter systems reflects our current estimates of the timing of regulatory submission in the United States, Europe and Japan. See "--Government Regulation." The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

 Products Designed for Mapping and Ablating AF

   We believe our microcatheter systems can access the right and left atria in a minimally invasive procedure and are designed to effectively ablate AF by creating long, thin, continuous, linear, transmural lesions in the atria.

   Cardima Revelation for AF Mapping. The Revelation microcatheter system is designed to facilitate mapping of the atria. The Revelation is a thin, flexible, eight-electrode microcatheter. The Revelation microcatheter system is a 3.3 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has three millimeter long platinum coil electrodes for added flexibility to enhance contact to surrounding heart tissue. This microcatheter system is being sold for mapping AF in the United States, Europe and Japan. The Revelation is also approved for treatment of AF in the European Union.

   We believe that mapping prior to ablation may be useful to identify different segments of the AF population, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe only right atrial intervention is warranted. We believe that our products will have clinical utility in either of these situations.

   Cardima Revelation Tx for AF Ablation. The Revelation Tx is a thin, flexible, eight electrode microcatheter. The Revelation Tx microcatheter system is a 3.7 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has six millimeter long platinum coil electrodes for added flexibility to enhance contact to surrounding heart tissue. Our animal studies have demonstrated the ability of the Revelation Tx to create these thin continuous transmural linear lesions. The Revelation Tx also has temperature sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a continuous lesion that extends through the thickness of the atrial wall. We believe that the electrophysiologist will be able to use the Revelation Tx microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, our approach does not involve resetting the catheter position during the linear ablation procedure. As a result, the Revelation Tx may have the ability to more effectively and rapidly isolate the arrhythmia causing tissue.

   The Revelation Tx microcatheter is designed with narrow electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. We have designed our Revelation Tx microcatheter system to be used with leading cardiac electrophysiology RF generators and electrophysiology mapping computer systems.

   We submitted data from our Phase II clinical study to treat AF in the United States and received permission to expand to the Phase III clinical trial in June 2000. We believe that PMA approval will be required before the Cardima Revelation Tx can be marketed in the United States to treat AF. See "-- Government Regulation."

 Cardima Revelation T-Flex of Af Ablation

   The Revelation T-Flex has the same operational characteristics as the Revelation Tx, but 5.0 french and is deflectable, or steerable. The addition of the ability to deflect makes the Revelation T-Flex more maneuverable and potentially easier to place in the atrial anatomy.

 Products Designed for Mapping and Ablating VT

   Our intravascular approach allows our microcatheters to be positioned in close proximity to the VT causing tissue and provides stable positioning within the vascular system. We believe this approach will result in greater accuracy of diagnosis and more effective treatment. We are not aware of any other epicardial mapping catheters in development.

Cardima Pathfinder, Pathfinder mini and Tracer for VT Mapping. Our microcatheter systems used for diagnosing VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our Pathfinder and Tracer microcatheter systems can be used to sub select vessels and even access the small veins located at the apex (lower tip) of the heart. Our Pathfinder and Tracer microcatheter systems are configured with either four, eight or 16 electrodes, which enable the physician to perform a narrow focus evaluation using a smaller number of electrodes, if there is reason to believe the VT causing tissue is located in a specific area, or a wider focus evaluation using larger number of electrodes, if there is little indication regarding the location of the VT causing tissue. The Pathfinder mini, our smallest microcatheter system, was developed for VT mapping in the venous system. The Pathfinder mini is 1.5 French in diameter (the typical catheter is six to eight French) and provides more distal access to smaller vasculature of the heart. Similar to the Pathfinder microcatheter, the Pathfinder mini microcatheter is constructed around a finely ground core-wire to provide the steerability necessary to access distal vasculature. The Pathfinder mini microcatheter has a flexible platinum tip coil and contains a variable number of electrodes with different spacing options.

We received 510(k) clearance and CE Mark approval for our Pathfinder microcatheter system for mapping VT. We sell our Pathfinder for VT mapping in the United States through our distributor, Daig, as well as our own sale force, and in Europe through a small direct sales force and an expanding network of distributors. Products in Japan, Australia and Canada are sold through our distributor networks in each country. The Pathfinder can safely map VT via the coronary veins and up to four Pathfinders have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of VT.

Therastream for VT Ablation. Our epicardial approach to VT ablation is intended to address the shortcomings of standard endocardial ablation catheters. Once a VT focus has been identified as being epicardial or intramyocardial, the electrophysiologist must currently decide whether or not to attempt to ablate that focus from the endocardial side of the heart wall. Physicians using existing ablation systems are faced with a fundamental problem: the further the VT focus is from the endocardial side of the heart wall, the larger the lesion size necessary to cure the condition. Traditionally, electrophysiologists have had to use catheters and generators capable of making larger lesions since they can only ablate the arrhythmia causing tissue from the endocardial side. A large number of VT ablation cases required multiple endocardial RF energy deliveries (up to 30 or more in one electrophysiology study). Increased endocardial RF energy, if delivered in the left side of the heart's ventricles may result in greater risk that the patient will develop blood clots, which may dislodge and travel to the brain causing stroke and decreased cardiac output. Our microcatheter systems are intended to offer an alternative approach to current ablation techniques by facilitating access to the arrhythmia causing tissue and providing greater ablation accuracy using less RF energy. We are not aware of any epicardial RF ablation catheter to treat VT other than our Therastream microcatheter system, which is under development.

The Therastream microcatheter tracks over a guidewire in the coronary veins and can access the important distal vasculature regions of the heart and deliver RF energy in the epicardium. The Therastream is designed to map, locate and ablate the VT focus using RF energy directly applied through the veins. We have completed animal studies to demonstrate the ability of the Therastream to access the distal venous system and safely deliver RF energy with no damage to the adjacent arteries. In these experiments the Therastream has required significantly less energy to ablate VT than standard endocardial catheters.

We received approval of an IDE for the Therastream microcatheter system in the second half of 1999, and completed a preliminary feasibility clinical trial in 2000. We received permission to expand the trial in July 2000. We must receive PMA approval before the Therastream can be marketed in the United States for VT ablation. See "Government Regulation."

   We have decided to focus our efforts on our AF program and postpone work on this VT program until such time that we have the appropriate funding or receive approval to market the Revelation Tx microcatheter system to treat AF in the United States.

   Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target's products designed to access the vessels of the brain. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

   The Cardima Pathfinder and Pathfinder mini microcatheter systems for venous mapping of VT have received 510(k) clearances from the FDA, as well as the Venaport, Vueport and Naviport families of guiding catheters. Our other microcatheter systems for mapping or ablation of VT have not received FDA clearance or approval for marketing and distribution in the United States. Our microcatheter systems for ablation are at an early stage of testing. There can be no assurance that the results of our human clinical ablation studies will validate the results of our animal studies.

Research and New Product Development

   We believe our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our research and new product development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. Currently, our primary research and development program involves completing the development of our Revelation Tx microcatheter system for AF ablation.

   Research and development expenses for the years ended December 31, 2000, 1999 and 1998, were $4.4 million, $5.7 million and $7.2 million, respectively. We announced a restructuring and workforce reduction in January 2000 and in January 1999, respectively, which affected all functional areas, including research and development. We continue to focus our efforts on certain specific projects, which has reduced our research and development expenses for 2000.

   In January 2001, we announced a restructuring that focuses all our efforts on our phase III clinical trial to treat AF with the Revelation TX microcatheter system. As a result, several R&D projects not related to AF have been postponed, further reducing our work force.

Marketing and Distribution

   We marketed and sold our microcatheter systems through a direct sales force in the United States, France and Germany, and medical device distributors in other countries throughout 1999. In January 2000, we signed an exclusive three-year Distribution Agreement with St. Jude Medical Corporation's Daig Division to distribute our diagnostic products in the United States through its Daig Division sales force. As of February 1, 2001, the agreement reverted to a non-exclusive distribution arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Sales by Daig did account for more than 10% of our revenues, however. We have three direct sales people in the United States and will continue to utilize the Daig sales force on a non-exclusive basis.

   We have three sales people, responsible for sales in the United States, focus on high-usage electrophysiology centers, and the Daig sales force, on a non-exclusive basis, who assists in our efforts to sell our products. In December 1999, we restructured our European sales force, specifically in France, the Mediterranean area and Germany, to reduce expenditures in line with sales in those particular regions. We are in the process of selecting a distributor in France. We still maintain two sales people and a clinical specialist in Europe, where we have products approved for ablation. We believe there are between 500 and 600 hospitals in the United States and an additional 600 hospitals internationally that perform electrophysiology procedures on a routine basis. Further, we believe there are over 600 board certified electrophysiologists in the United States, and an equal number of practicing electrophysiologists internationally.

   To date, we have not established all of the international distribution alliances necessary to fully market our products on a worldwide basis, nor do we have written distribution agreements with all of our international distributors. There can be no assurance that we will be able to enter into written agreements with existing distributors or that any such distributors will devote adequate resources to sell our products.

Manufacturing

   We fabricate certain proprietary components of our products and assemble, inspect, test and package most components into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to our proprietary technology.

   We believe our custom-designed, proprietary process equipment is an important component of our manufacturing strategy. In some cases, we developed proprietary enhancements for existing production machinery to facilitate the manufacture of our products to exacting standards. We also developed core manufacturing technologies and processes, including proprietary extrusion techniques and equipment, polymer processing capabilities, including composite lamination, welding of dissimilar materials, balloon forming and proprietary precision guidewire grinding techniques enabling fabrication of a large variety of guidewire core profiles. Furthermore, our technological expertise includes braiding, hydrophilic coating, material cleaning and surface preparation.

   Catheter manufacturing involves complex operations with a number of separate processes and components. Catheters are assembled and tested by us prior to sterilization. The manufacturing process for the connecting cable consists primarily of testing and packaging purchased units. If we receive additional FDA clearance or approval for our products, we may need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs.

   Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. We expect to conduct supplier quality audits and are establishing a supplier certification program. A number of the components such as laminate tubing, core wire mandrels, connector components and hydrophilic coating are provided by sole source suppliers. For certain of these components there are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly laminate tubing, could not be accomplished quickly. This would have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis. We plan to qualify additional suppliers if, and as, future production volumes increase. Because of the long lead time for some components, which are currently available from a single source, a supplier's inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

   Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo QSR and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TUV, a notified body (a regulatory agency) in the European Union, EU, respectively. We have obtained ISO 9001 (EN 46001) Quality Systems certification from TUV and have obtained the right to affix the CE Mark to certain of our electrophysiology mapping and ablation catheters and accessories. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have recently undergone a successful annual recertification inspection by TUV in August 2000. In November 2000, the FDA conducted a QSIT-Audit of our Quality System, which we successfully passed. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See "Government Regulation."

Patents and Proprietary Rights

   Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 16 issued United States patents and 9 pending United States patent applications. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash. We received back a fully paid co-exclusive license for these patents in the field of electrophysiology. We have also filed 51 patent applications in major international markets, of which one was granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

   We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target, we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any Target technology developed through May 1996, and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering target technology developed prior to May 31, 1996. In addition to this exclusive license to use Target's technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target's technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target's technology that results in a material change in the function, purpose or application of a particular product incorporating Target's technology. We believe that the incorporation of electrodes in our microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although we have not confirmed this belief in writing with Target.

   Under the Target agreement, we granted back to Target an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target and offering Target the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target an amount equal to 40% of the gross profit for such product.

   Target is a subsidiary of Boston Scientific, BSC, and BSC develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by us.

   We obtained rights to a biocompatible hydrophilic coating material and process through an exclusive, royalty-bearing license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach.

   In addition to patents and licenses, we also rely upon trade secrets, technical know-how and continuing technical innovation to develop and maintain our competitive position. We typically require our employees, consultants, and advisors to execute confidentiality and assignment of invention agreements in connection with their employment, consulting or advisory relationships with us. There can be no assurance, however, that the agreements will not be breached or that we will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary knowledge, or that we can meaningfully protect our rights in unpatented proprietary technology.

   U.S. patent applications are filed prior to November 29, 2000 maintained in secrecy until patents are issued, however, in the case of U.S. patent applications filed after this date or filed in foreign countries the applications are published 18 months from filing or from the priority date. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of our development activities make comprehensive patent searches and analysis impractical or not cost-effective. Although we have made patent and publication searches in the United States and in foreign countries to determine whether materials, processes or designs used by our potential products or us infringe or will infringe third-party patents, such searches have not been comprehensive. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file applications for, or have not received or will not receive, patents and will not obtain additional proprietary rights relating to products, materials or processes used or proposed to be used by us.

   The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Although there are no claims against us, any such claims, with or without merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. If any third party patent claims are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or could be required to obtain licenses from the patent owners of each patent, or redesign our products or processes to avoid infringement. There can be no assurance such licenses will be available or, if available, will be available on terms acceptable to us or that we will be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, and results of operations. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us to protect trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

   The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. There can be no assurance that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to us that any of our patent or patents in which we have licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our patents and other proprietary rights held or licensed by us. There can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents issued to or licensed by us or that may be issued in the future to us. Since patent applications in the United States are maintained in secrecy for a period of time as stated above, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may issue to others on such applications. We periodically review the scope of patents of which we are aware. Although we do not believe that we are infringing on patents known to us, the question of patent infringement involves complex legal and factual issues and there can be no assurance that any conclusion reached by us regarding infringement will be consistent with the resolution of any such issues by a court.

   In addition, the United States patent laws exempt medical practitioners and related health care entities from infringement liability for medical and surgical procedures in certain circumstances. We cannot predict whether this exception might have a material adverse effect on our ability to protect our proprietary methods and procedures.

Competition

   We believe our primary competitors to be companies engaged in the development and marketing of more established, but in our belief, less effective therapies for the treatment of AF and VT, such as drugs, external electrical cardioversion and defibrillation, implantable defibrillators, open heart surgery and purposeful destruction of the AV node, followed by implantation of a pacemaker. Several competitors are also developing new approaches and new products for the mapping and ablation of AF and VT. These approaches include mapping systems using contact mapping, single-point spacial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the open-heart surgical maze procedure in a minimally invasive manner. If any of these new approaches or new products proves to be safe and effective, our products could be rendered non-competitive or obsolete, which could have a material adverse effect on our business, financial condition and results of operations.

   Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. We have entered into an exclusive three-year distribution agreement with St. Jude Medical, Inc., through its Daig division, or Daig, whereby Daig will distribute our line of diagnostic products in the U.S. As of February 1, 2001, the agreement reverted to a non-exclusive distribution arrangement due to Daig's failure to meet the contractual first-year minimum sales level. We have three direct sales people in the United States and will continue to utilize the Daig sales force on a non-exclusive basis.

   Other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense, Inc., a division of Johnson & Johnson, Cardiac Pathways, Inc. and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and Ventritex Inc., a subsidiary of St. Jude Medical Inc., manufactures implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the more established treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. Our failure to demonstrate the competitive advantages of our products would have a material adverse effect on our business, financial condition and results of operations.

   In the market for cardiac mapping and ablation devices, we believe that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. We believe we compete favorably with respect to these factors, although there is no assurance that we will be able to continue to do so.

Government Regulation

   The pre-clinical and clinical testing, manufacturing, labeling, distribution and promotion of our products are subject to extensive and rigorous government regulation in the United States and other countries. Noncompliance with applicable requirements can result in enforcement action by the FDA or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal to grant pre-market clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

 United States

   A medical device may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed either in Class I or II. All class II and some class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "pre-amendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for PMA applications. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or would constitute a major change in the intended use of the device, will require a new 510(k) submission. We believe that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained.

   To date, we have received 510(k) clearances from the FDA for our Cardima Pathfinder, Pathfinder mini and Tracer over-the-wire microcatheter systems for mapping VT and Revelation microcatheter system for mapping AF. In addition, 510(k) clearance has been received for marketing our line of Venaport, Vueport and Naviport guiding catheters used for introducing electrophysiology catheters into the heart.

   A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device). A Class III device generally must receive PMA approval, which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also include information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation, or QSR, which includes elaborate testing, design control, documentation and other quality assurance procedures.

   Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which we believe it typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. The FDA may visit us and/or our investigator's sites and audit the clinical data. During the review of our PMA, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process.

   If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval, which in turn would have a material adverse effect on us. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement generally is required for any modification to the device, its labeling or its manufacturing process.

   We have confirmed that our ablation products, including the Cardima Revelation Tx and Therastream, will be Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

   A clinical trial in support of a 510(k) submission or PMA application generally requires an IDE application approved in advance by the FDA for a specific number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Our failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE approval could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

   We received 510(k) clearance for our Revelation microcatheter system for mapping of AF. We also received approval to expand our clinical trial in October 2000, with our Revelation Tx product. An IDE for our Therastream VT ablation microcatheter system was approved by the FDA in November 1999. We have decided to focus our efforts on our AF program and postpone work on our VT program until such time that we have the appropriate funding or receive approval to market our Revelation Tx microcatheter system to treat AF in the United States. These studies are not expected to supply pivotal evidence of safety and effectiveness; rather, they are intended to generate data to help finalize the device's design and determine its potential for further development, if any. Additional clinical trials will be necessary to support PMA applications by us. There can be no assurance that any clinical study proposed by us will be approved by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval or additional clinical investigations of the type necessary to obtain PMA approval.

   Any devices manufactured or distributed by us pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We are subject to inspection by the FDA and the California Department of Health Services and have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States, including general labeling regulations, the QSR, the Medical Device Reporting, or MDR regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved, "off-label", uses. In addition, Class II devices, such as our mapping products, can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on us.

   Unanticipated changes in existing regulatory requirements, failure to comply with such requirements or adoption of new requirements could have a material adverse effect on us. We also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, good manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. There can be no assurance we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

 International

   In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. In addition, there may be foreign regulatory barriers other than premarket approval. There can be no assurance we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Under certain circumstances, FDA approval is required for us to export our products. Delays in receipt of approvals to market our products, failure to receive these approvals or loss of previously received approvals could have a material adverse effect on our business, financial condition and results of operations.

   The EU has promulgated rules that require medical products to bear the CE Mark. The CE Mark is recognized by the EU as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. A CE Mark allows us to avoid the costly and cumbersome requirements to obtain approvals in each EU country. We received ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities in Fremont, California. In December 1998, we received ISO 9001 re-certification. This certification is required in order to affix the CE Mark to applicable products.

   We also have received the CE Mark for our Revelation and Revelation Tx microcatheters for treatment of AF. We intend to seek international approvals for our other ablation products; however, there can be no assurance we will be successful in obtaining such approvals. Failure to receive approval to affix the CE Mark would prohibit us from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. There can be no assurance that such approvals will ever be obtained. In such event, we would be materially and adversely affected.

Third-Party Reimbursement

   In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Our success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, inappropriate or used for a nonapproved indication. If FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration, or HCFA, for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The Federal Medicare Program, many state Medicaid programs and other payors reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group established by the HCFA. The fixed rate of reimbursement is typically based on the patient's diagnosis and the procedure performed, and unrelated to the specific type or number of devices used in a procedure. There can be no assurance that reimbursement for our products will be available in sufficient amounts if, at all, or that future reimbursement policies of payors will not adversely affect our ability to sell products on a profitable basis.

   In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental / investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. There can be no assurance that our systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, we may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on our business, financial condition and results of operations.

   There is also proposed federal legislation that would change the traditional Medicare payment system by creating a new visit-based payment system called ambulatory patient groups, or APG, that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If our products increase the cost per procedure above the fixed rate under the APG system, market acceptance of such products could be impaired, which would have a material adverse effect on our business, financial condition and results of operations.

   The U. S. Congress has recently enacted and we have recently received pass-through reimbursement allowance in March 2001 on all US approved diagnostic and guiding catheter products including the Pathfinder, Revelation, Tracer, Naviport, Vueport and Venaport. Pass-through reimbursement allows for the direct charging of a specific product for reimbursement.

   Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government-managed systems. Market acceptance of our products will depend on the availability and level of reimbursement in international markets targeted by us. There can be no assurance that we will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

   Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, we believe that a patient's underlying arrhythmia should typically not recur after treatment with our procedures. We anticipate that hospital administrators and physicians would justify the use of our products by the attendant cost savings and clinical benefits that we believe would be derived from the use of our products. However, there can be no assurance this will be the case. There can be no assurance reimbursement for our products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing our products, would have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Insurance

   The development, manufacture and sale of our microcatheter systems may expose us to product liability claims. Two claims were filed against us in 1999. Both claims were settled in 2000 for an aggregate amount of $32,500. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although our Pathfinder, Tracer and Revelation products are labeled for single use only, we are aware that some physicians are reusing such products. Moreover, despite labeling of our microcatheters for diagnostic use only, we believe physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Employees

   At December 31, 2000, we had 71 employees, 10 of whom were engaged directly in research and new product development, 5 in regulatory affairs, quality assurance and clinical activities, 35 in manufacturing, 9 in sales and marketing and 12 in finance and administration.

   In January 2001, we restructured and reduced our workforce to 59 employees as follows: 8 in research and new product development, 5 in regulatory affairs, quality assurance and clinical activities, 26 in manufacturing, 9 in sales and marketing and 11 in finance and administration.

   We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--We are dependent upon our key personnel and will need to hire additional key personnel in the future."

ITEM 2. PROPERTIES

   We lease approximately 44,000 square feet in Fremont, California. Our facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease was amended to allow for an additional three-year facility lease, expiring in November 2002. We believe this facility will be adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock has traded on the Nasdaq National Market under the symbol CRDM since our initial public offering in June 1997. Prior to that time, there was no public market for our Common Stock. The following table sets forth for the periods indicated the high and low sale prices of our Common Stock.

                                                                   HIGH   LOW
                                                                  ------ ------
   YEAR ENDED DECEMBER 31, 2000
   First Quarter................................................. $4.063 $1.656
   Second Quarter................................................  2.531  1.000
   Third Quarter.................................................  1.500  1.000
   Fourth Quarter................................................  1.266  0.188

                                                                   HIGH   LOW
                                                                  ------ ------
   YEAR ENDED DECEMBER 31, 1999
   First Quarter................................................. $4.750 $2.031
   Second Quarter ...............................................  3.375  1.938
   Third Quarter.................................................  2.750  1.281
   Fourth Quarter................................................  2.703  0.781

   As of March 15, 2001, there were approximately 216 holders of record of our Common Stock.

   We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement requires the approval of our Bank to declare or pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The data set forth below should be read in conjunction with the financial statements and related notes attached to this report on Form 10-K as pages F-1 through F-18.

                                        Year Ended December 31,
                              -----------------------------------------------
                               2000      1999      1998      1997      1996
                              -------  --------  --------  --------  --------
Statements of Operations
 Data:
Net sales.................... $ 2,570  $  3,495  $  2,499  $  1,261  $    593
Cost of goods sold...........   3,667     3,384     2,962     2,011     1,413
                              -------  --------  --------  --------  --------
  Gross profit (loss)........  (1,097)      111      (463)     (750)     (820)
Operating expenses:
  Research and development...   4,432     5,694     7,230     5,320     3,319
  Selling, general and
   administrative............   6,185     8,173     8,556     6,656     3,690
                              -------  --------  --------  --------  --------
    Total operating
     expenses................  10,617    13,867    15,786    11,976     7,009
                              -------  --------  --------  --------  --------
Operating loss............... (11,714)  (13,756)  (16,249)  (12,726)   (7,829)
Interest and other income....     230       250       359       602       132
Interest expense.............    (365)     (522)     (296)     (148)      (57)
Gain on sale of intellectual
 property....................   4,000       --        --        --        --
                              -------  --------  --------  --------  --------
Net loss..................... $(7,849) $(14,028) $(16,186) $(12,272) $ (7,754)
                              =======  ========  ========  ========  ========
Basic and diluted net loss
 per share................... $ (0.38) $  (0.89) $  (1.96) $  (2.64) $(107.69)
                              =======  ========  ========  ========  ========
Shares used in computing
 basic and diluted net loss
 per share...................  20,818    15,746     8,239     4,642        72
                              =======  ========  ========  ========  ========

                                             December 31,
                              -----------------------------------------------
                              2000(1)    1999      1998      1997      1996
                              -------  --------  --------  --------  --------
Balance Sheets Data:
Cash, cash equivalents and
 short-term Investments...... $ 1,324  $    920  $    645  $ 12,848  $    907
Working capital (deficit)....     652    (1,293)   (1,614)   11,609    (2,150)
Total assets.................   5,903     6,089     7,283    17,674     3,964
Capital lease obligation,
 noncurrent portion..........     192     1,012     1,120       840       722
Line of credit obligation,
 noncurrent portion..........     --      1,095     2,183       --        --
Accumulated deficit.......... (68,485)  (60,636)  (46,608)  (30,422)  (18,150)
Total stockholders' equity
 (deficit)...................   2,894      (420)   (1,176)  (14,444)  (10,368)

--------
(1) In January 2001, we received $4,000,000 from Medtronic, Inc., representing the final payment on the transaction initiated in December 2000, whereby we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters. See Note 7 of Notes to Financial Statements for related pro forma information as of December 31, 2000.

                                 CARDIMA, INC.

                        QUARTERLY RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                For the Quarter Ended
                                         --------------------------------------
                                         Mar. 31,  Jun. 30,  Sept. 30, Dec. 31,
                                           2000      2000      2000      2000
                                         --------  --------  --------- --------
Net sales..............................  $   669   $   745    $   425  $   731
Cost of goods sold.....................      846       676        889    1,256
                                         -------   -------    -------  -------
  Gross profit (loss)..................     (177)       69       (464)    (525)

Operating expenses:
  Research and development.............    1,166     1,108      1,373      785
  Selling, general and administrative..    1,569     1,722      1,498    1,396
                                         -------   -------    -------  -------
    Total operating expenses...........    2,735     2,830      2,871    2,181
                                         -------   -------    -------  -------
Operating loss.........................   (2,912)   (2,761)    (3,335)  (2,706)

Interest and other income..............       53        90         38       49
Interest expense.......................     (111)     (103)       (91)     (60)
Gain on sale of intellectual property..      --        --         --     4,000
                                         -------   -------    -------  -------
Net loss...............................  $(2,970)  $(2,774)   $(3,388) $ 1,283
                                         =======   =======    =======  =======
Basic and diluted net loss per share...  $ (0.16)  $ (0.13)   $ (0.16) $  0.06
                                         =======   =======    =======  =======
Shares used in computing basic and
 diluted net loss per share............   18,674    21,471     21,547   21,579
                                         =======   =======    =======  =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Factors Affecting Future Results" as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

   Since our incorporation in November 1992, we have been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping, or diagnosis, and ablation, or treatment, of cardiac arrhythmias. We have generated revenues of approximately $10.9 million from inception to December 31, 2000. Until January 1997, these revenues were primarily in Europe and Japan from sales of our Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and our Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k) clearance. To date, our international sales have been made primarily through distributors who sell our products to physicians and hospitals. European sales consist primarily of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Mark in August 1998.

   We obtained the right to affix the CE Mark to our Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and our Revelation and Revelation Tx microcatheter systems for both mapping and ablation of AF, permitting us to market these products in the member countries of the EU. We received 510(k) clearances for the Revelation microcatheter for mapping of AF and the Pathfinder mini microcatheter for mapping VT and for the Vueport balloon guiding catheter in July 1998. We received 510(k) clearance for our Tracer mapping catheter for mapping of VT and our Naviport deflectable tip guiding catheter. We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of our products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

   We are currently in Phase III in the United States to treat AF with the Revelation TX microcatheter system.

   We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, preclinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

   Revenues are recognized when products are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," SAB 101. The adoption of SAB 101 had no impact on the results of operations or our financial position in 2000.

Results of Operations--Years Ended 2000 and 1999

 Net Sales

   For the year ended December 31, 2000, revenues decreased 26% to $2,570,000 from $3,495,000 for 1999. U.S. sales decreased 30% to $1,334,000 from
$1,915,000 as a result of converting from a direct sales force to an exclusive distributor arrangement; European Union sales decreased 40% to $674,000 from $1,127,000, primarily as a result of a restructuring and reduction in staff; sales in Japan increased 61% to $548,000 from $341,000, owing to strong sales of approved diagnostic products; and sales in the rest of the world decreased 88% to $14,000 from $112,000 in 1999, which included sales of products used in a clinical trial in 1999. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Therefore, we will be marketing and distributing our products along with Daig in the United States.

 Cost of Goods Sold

   Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 2000 increased 8% to $3,667,000 from $3,384,000 for 1999. The increase of cost of goods sold as a percent of net sales is due primarily to increased costs associated with the growth anticipated from the distribution agreement with St. Jude. We expect costs per unit to continue to decrease as we continue to work on process improvements, provide greater manufacturing flexibility and cost savings in the production of our microcatheter systems.

 Research and Development Expenses

   Research and development expenses for 2000 decreased 22% to $4,432,000 from $5,694,000 in 1999. The decrease is primarily due to the commercialization of the Revelation Tx and the Revelation T-Flex research and development projects, to production and our efforts to focus on key research projects and de-emphasizing on certain other projects. We continue to experience substantial cost savings due to the transition of animal studies from an out of state facility to a local firm.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for 2000 decreased 24% to $6,185,000 from $8,173,000 in 1999. Selling expenses for 2000 decreased 45% to $2,393,000 from $4,376,000 in 1999. The decrease is primarily due to the reduction in our direct sales expenses, as a result of converting from a direct sales force to an exclusive distributor arrangement with Daig. General and administrative expenses for 2000 increased 10% to $3,172,000 from $2,878,000 in 1999. The increase is primarily due to additional accrued compensation expense related to termination expenses and bonuses accrued over the past twelve months. Marketing expenses for 2000 decreased 32% to $620,000 from $919,000 in 1999. The decrease is due primarily to the reduction, decreased expenses for trade shows and the reduction in our direct marketing expenses due to the United States distribution agreement with Daig.

 Interest and Interest Expense

   Interest income for 2000 decreased to $230,000 from $250,000 in 1999. The decrease is due primarily to lower balance of cash and investments in 2000. Interest expense for 2000 decreased to $365,000 from $522,000 in 1999. The decrease is due primarily to the payoff of our credit line with Transamerica.

 Gain on Sale of Intellectual Property

   The gain is due to the sale of a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters to Medtronic for an aggregate price of $8,000,000. As of December 2000 we received $4,000,000, representing the first installment of this purchase price. The remaining $4,000,000 of the purchase price from Medtronic was received in January 2001, upon completion of the remaining obligations under the agreement.

Results of Operations--Years Ended 1999 and 1998

 Net Sales

   Net sales for 1999 increased 40% to $3,495,000 from $2,499,000 for 1998. The majority of the increase in sales in 1999 was attributable to sales in the United States and Europe. United States sales for 1999 increased 11% to $1,915,000 from $1,722,000 in 1998. The increase in United States sales is due primarily to the sales of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF following FDA 510(k). European sales for 1999 increased 103% to $1,127,000 from $554,000 for 1998. The increase in European sales is due primarily to sales of the Revelation and Revelation Tx microcatheters for treatment of AF following receipt of CE Marking in August 1998.

 Cost of Goods Sold

   Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 1999 increased 14% to $3,384,000 from $2,962,000 for 1998. The decrease of cost of goods sold as a percent of net sales is due primarily to the purchase of several pieces of capital equipment to manufacture some components in-house, rather than purchase the components from outside vendors. Although this equipment was not fully functional until the second half of 1999, we expect costs per unit to continue to decrease as it transitions from outside vendors to our internal production. In addition, the internal production will provide greater flexibility in production of our microcatheter systems.

 Research and Development Expenses

   Research and development expenses for 1999 decreased 21% to $5,694,000 from $7,230,000 in 1998. The decrease in research and development expenses is due primarily to staff reductions in research and development as a result of our restructuring in January 1999, and the transition of all animal studies from out of state to a local firm which significantly reduced costs for research and development product testing.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for 1999 decreased 4% to $8,173,000 from $8,556,000 in 1998. Selling expenses for 1999 increased 16% to $4,376,000 from $3,788,000 in 1998. The increase is due primarily to costs associated with the expansion of our United States sales force, the ongoing establishment of a direct sales force in several major markets in Europe and the commencement of clinical trials, which requires training of participating physicians by sales and clinical specialists. General and administrative expenses for 1999 increased 1% to $2,878,000 from $2,844,000 in 1998. Marketing expenses for 1999 decreased 52% to $919,000 from $1,924,000 in 1998. The decrease in marketing expenses is due primarily to staffing reductions from our restructuring in January 1999, the development of marketing materials and programs in-house, and fewer trade shows attended in 1999.

 Interest and Other Income, Interest Expense

   Interest and other income for 1999 decreased by $109,000 to $250,000 from $359,000 in 1998. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances. Interest expense for 1999 increased by $226,000 to $522,000 from $296,000 in 1998. The increase is due primarily to higher borrowing levels for purchases of capital equipment and interest expense associated with borrowings under our $3.0 million line of credit with Transamerica.

Liquidity and Capital Resources

   We have financed our operations to date, principally through private placements of equity securities, which have yielded net proceeds of $57,700,000 through December 31, 2000, our initial public offering of

Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronics for $8,000,000, of which $4,000,000 was received in 2000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of December 31, 2000, we had approximately $1,324,000 in cash, cash equivalents and short-term investments.

   Net cash used in operating activities was approximately $7,100,000, $12,800,000 and $16,000,000 for the years ended December 31, 2000, 1999 and
1998, respectively, resulting primarily from operating losses incurred. Net cash provided by investing activities of $375,000 and $4,249,000 for the years ended December 31, 2000 and 1998, respectively, is attributable primarily to the maturities of short-term investments. Net cash of $731,000 used in investing activities for the year ended December 31, 1999 is attributable primarily to the purchases of short-term investments. Net cash provided by financing activities was approximately $7,600,000, $13,300,000 and $3,800,000 for the years ended December 31, 2000, 1999 and 1998, respectively, resulting primarily from the sale of equity securities in private placement transactions and proceeds from bridge loans and borrowings under the line of credit during such periods and the sale of certain patents in 2000.

   In June 1998, we secured a $3,000,000 line of credit which may be used for general working capital purposes. As of December 31, 1998, we had drawn the entire $3,000,000 line of credit. In May 1999, we entered into an equipment lease that permits us to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 2000, we paid both the $3,000,000 line of credit and $1,000,000 equipment lease in full. There are no unused available funds under these financing instruments.

   In January and February 1999, we sold a total of 7,500,000 shares of our common stock at $2.00 per share, in a private placement transaction to accredited investors. As a commission, we issued 354,806 shares of our common stock to the placement agent as well a payment of $490,388. In addition, we issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20, as commission for the transaction. Our net proceeds, after expenses of the placement, were $14,300,000. In February 2000, we sold a total of 4,666,611 shares of our common stock at $2.25 per share, in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock, at an exercise price of $2.48 per share. As commission for the transaction, we paid $524,891 in cash. In addition, we issued a warrant exercisable for 233,329 shares of common stock, at an exercise price of $2.48 per share, as commission for the transaction. Our net proceeds, after expenses of the placement, were approximately $9,900,000. In December 2000, we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for $8,000,000 in cash, $4,000,000 of which was paid upon execution of the agreement, and the balance was paid on completion of the transfer of the property, which occurred in January 2001.

   Our future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance, and other competitive developments.

   Since inception, the Company has an accumulated deficit of approximately $68.5 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and commercialization. Management recognizes the need to raise additional funds from outside sources and has engaged investment bankers to assist in that endeavor. In addition to the sale of patents, in January 2001, the Company implemented several cost containment measures, which included a reduction in headcount of 22 employees, a reduction in specific research and development projects and the postponement of the Company's VT clinical trial. The Company has engaged a real estate broker to assist in identifying a sublessee for approximately 17,000 square feet of unused office space. Management believes that cash balances as of December 31, 2000, together with the $4.0 million received in January 2001 from Medtronic, will be sufficient to fund planned expenditures through at least May 2001. Management believes that it will be able to obtain additional funds through either public, private equity or other arrangements with corporate partners or from other sources. But such sources may not be available on acceptable terms, if available at all. If additional financial resources are not available, the Company may need to significantly curtail operations or even cease operations. The Company's independent auditors have concluded that there is substantial doubt as to the Company's ability to continue as a going concern for a reasonable period time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Factors Affecting Future Results

 We have sold a limited number of our microcatheter products and we will continue to incur substantial costs in bringing our microcatheter products to market

   We have only sold a limited number of our microcatheter systems. In addition, we will continue to incur substantial losses into the foreseeable future as a result of research and product development, clinical trials, manufacturing, sales, marketing and other expenses as we seek to bring our microcatheters to market. Since our inception we have experienced losses and we expect to experience substantial net losses into the foreseeable future.

   Our net losses were approximately $7.8 million, $14.0 million and $16.2 million for 2000, 1999 and 1998, respectively. As of December 31, 2000, our accumulated deficit was approximately $68.5 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

 We will need to raise capital in the future that could have a dilutive effect on your investment

   In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. Any sale by us of additional shares of stock will dilute your percentage ownership in us.

 Our failure to raise additional capital to develop and market our microcatheter systems may cause our business to fail

   We will need to raise additional capital in order to complete the clinical trials for, and market our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds will require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves. Our failure to raise this additional capital when needed could cause us to cease our operations. Debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of December 31, 2000, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $1.3 million. We received the final payment of $4,000,000 from Medtronic on January 31, 2001. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sale of a portion of our intellectual property to Medtronic, Inc., as well as sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through May 2001.

 We rely on our contractual rights to access third-party data. Our inability to either access this data or the FDA's refusal to accept it in a filing, will delay the commercialization of our products and cause our business results to suffer

   We often rely on our contractual rights to access data collected by others in phases of our clinical trials. We depend on the continued performance by these third-parties of their contractual obligations to provide access and cooperate with us in completing filings with the FDA. We cannot be certain that the FDA will permit our reliance on these parties. If we are unable to rely on clinical data collected by others, or if these parties do not perform their contractual duties, we may be required to repeat clinical trials; which could significantly delay commercialization of our products, require us to spend more money on our clinical trials and cause our business results to suffer.

 We cannot assure the safety or effectiveness of our products. We are in an early stage of our product development

   To date, we have completed two clinical trials and have received 510(k) pre-market clearances from the FDA with respect to our Cardima Pathfinder and Pathfinder mini microcatheter systems for venous mapping of VT, and our Revelation microcatheter system for mapping and pacing of the atria. We also received FDA 510(k) clearance for the Venaport and Vueport guiding catheters, Tracer mapping catheter and for our Naviport deflectable-tip guiding catheter. Our inability to timely obtain clearances for our other diagnostic products and guiding catheters under development would have a material adverse effect on our business, financial condition and results of operations.

   We are in the early stage of developing, testing and obtaining regulatory approval for our microcatheter systems designed for ablation of AF and VT. We are currently developing the Revelation Tx microcatheter system for ablation of AF. The clinical feasibility trial for the Therastream microcatheter system for ablation of VT has been postponed while we focus on completing our AF Phase III clinical trials. We are required to obtain an Investigational Device Exemption, or IDE, from the FDA prior to conducting human clinical trials of our microcatheter systems for ablation. We completed the mapping phase of this feasibility study in August 1997 and the AF ablation feasibility study in December 1998. We received approval of an IDE supplement on December 1998 allowing us to expand the AF study. We received permission to expand the clinical trial to Phase III in October 2000. The trial requires 80 patients to be treated, up to 20 centers. We received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999 and approval to expand that trial in 2000. We must complete this clinical trial, and a pivotal trial for the AF indication, in order to gather data for the submission of a pre-market approval, or PMA, application to the FDA for our AF ablation product. We must receive PMA approval prior to marketing such products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources and the completion of such trials will take several years. There can be no assurance that:

  . necessary IDEs will be granted by the FDA,

  . human clinical trials, if initiated, will be completed,

  . human clinical studies will validate the results of our pre-clinical studies, or

  . human clinical trials will demonstrate that our products are safe and effective.

   In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals or market acceptance. Our failure to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of AF would have a material adverse effect on our business, financial condition and results of operations.

 Our microcatheter products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline

   Our microcatheter systems represent a novel approach to diagnosing and treating atrial fibrillation and ventricular tachycardia. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and procedures, our business could be harmed and our revenues would decline.

 Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline

   The market for catheters to diagnose or treat AF and VT is highly competitive. Our microcatheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive elements in our market. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval are important competitive factors. Existing treatments with which we must compete include:

  . drugs,

  . external electrical cardioversion and defibrillation,

  . implantable defibrillators,

  . purposeful destruction of the Atrio-Ventricular, or AV, node followed by implantation of a pacemaker, and

  . Open-heart surgery and the "maze" procedure.

   Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of AF or VT. If our clinical data and other studies do not show that our products are safe and effective, our products will not effectively compete against establish treatments and our product may not be approved for sale or gain market acceptance.

 None of our ablation products has received regulatory approval in the United States. Our failure to receive these approvals will harm our business and cause the value of your investment to decline

   None of our products currently being developed for the ablation of AF and VT has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and the required regulatory approvals are obtained, we cannot be certain that our products and the associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate AF and VT, our failure to successfully commercialize these systems would harm our business and cause the value of your investment to decline.

 Reuse of our single-use products could cause our revenues to decline

   Although all of our microcatheter systems are labeled for single use only, we are aware that some physicians are reusing these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline.

 We must obtain governmental approvals or clearances before we can sell our products

   Our products are considered to be medical devices and will be subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

  . product design and development,

  . product testing,

  . product labeling,

  . product storage,

  . premarket clearance and approval,

  . advertising and promotion, and

  . product sales and distribution.

   Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from applicable governmental authorities, which cannot be guaranteed. In the United States, we must obtain 510(k) premarket notification clearance or premarket approval, or PMA, from the FDA in order to market a product. We have received 510(k) premarket notification clearances for both the Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and for the Revelation microcatheter system for mapping AF. Currently, the timing to receive 510(k) clearance is approximately 120 days and PMA approval is six to 12 months, but timing can be uncertain and the process may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance. These products may require a PMA and extensive clinical data may be requested to support either 510(k) clearance or PMA approval.

   We are required to seek PMA approval for our ablation products, including the Revelation Tx microcatheter for ablation. The process of obtaining PMA approval is much more expensive, lengthy and uncertain than the 510(k) premarket notification clearance process. In order to prepare a PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. We submitted an IDE application for the Revelation microcatheter system for mapping and ablation of AF in January 1997. We completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, we received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. We completed a 10-patient AF ablation feasibility study and submitted to the FDA a supplement to our IDE, requesting expansion of the study in November 1998. We received permission to expand to Phase III in October 2000. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and received permission to expand that trial in July 2000. The Therastream clinical trial has been postponed while we focus on completed our AF Phase III clinical trial. There can be no assurance that any clinical study that we propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval. We expect that a PMA application will not be submitted for at least one year, if at all. No assurance can be given that we will ever be able to obtain PMA approval for any of our ablation products. Our failure to complete clinical testing or to obtain timely
PMA approval would have a material adverse effect on our business, financial condition and results of operations.

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

 Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market our products and our revenues may decline

   Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. We cannot be certain that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in approval to market our products. As a result, if we are unable to commence clinical trials as planned, complete clinical trials or demonstrate the safety and effectiveness of our products, our business will be harmed. We also cannot be certain that we can begin any future clinical trials or successfully complete these trials once started. In addition, we may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed.

 Delays in enrolling patients in our trials could increase our expenses and harm our business

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

 After obtaining approvals or clearances, we must continue to comply with applicable laws and regulations. If we do not comply, our business results may suffer

   After approval or clearance, we will continue to be subject to extensive regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

  . fines,

  . injunctions,

  . recall or seizure of products,

  . withdrawal of marketing approvals or clearances,

  . refusal of the FDA to grant clearances or approvals, and

  . civil and criminal penalties.

   We are also required to demonstrate and maintain compliance with the Quality System regulations, or QSR, for all of our products. The FDA enforces the QSR through periodic inspections, including a preapproval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we or any third-party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be along and difficult process. We are also required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable laws, our business results may suffer.

   If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, or the EU, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer for mapping in the EU. We have received CE mark to sell the Venaport, Vueport and Naviport guiding catheters in the EU. We also received approval to sell the Cardima Pathfinder, Pathfinder mini, Revelation, Revelation Tx, and Tracer in Japan and Australia, and to sell the Cardima Pathfinder, Tracer, Vueport and Naviport in Canada. The Company also received CE mark certification in August1998 and December 1998 and November 1999, to sell the Revelation, Revelation Tx AND Revelation T-Flex. microcatheters, respectively, for ablation of AF in the EU. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive approval to affix the CE mark would prohibit us from selling these products in member countries of the EU, and would require significant delays in obtaining individual country approvals. No assurance can be given that such approvals will ever be obtained. If these approvals are not obtained, our business could be harmed.

 Difficulties presented by international factors could negatively affect our business

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

 We derive a significant portion of our revenues from the sale of microcatheters in the European Union. The adoption of the Euro presents uncertainties for our international business

   In January 1999, the new "Euro" currency was introduced and adopted by some European countries that are part of the European Monetary Union, or EMU. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. In particular as a significant amount of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our microcatheter products. In addition, some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

 We may be unable to successfully commercialize our microcatheter products, as the industry for them is highly competitive

   The market for catheters to map and/or ablate AF and VT is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using RF, ultrasound, microwave, laser and cryoablation technologies. Other companies are also developing surgical procedures that could potentially be used by physicians to perform the open-heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered noncompetitive or obsolete, which would cause our business results to suffer.

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

 We license portions of our product technology. In particular, our microcatheter products rely on a license granted by Target Therapeutics. The termination of any of these licenses would harm our business

   We rely on license agreements for some of our product technology. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, as the technological basis for our microcatheter systems for mapping and ablation. Under the Target license agreement, we have an exclusive license under specific issued United States patents. The exclusive license from Target covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target's technology, provided it has made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, this license may terminate if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. The license can also be terminated by either party upon a material breach that remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target-based microcatheter technology would harm our business.

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

   Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the USPTO to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we are not certain that any licenses will be available to us, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target, we are not indemnified against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

 If healthcare providers do not receive adequate reimbursement for procedures using our products, the market may not accept our products and our revenues may decline

   U. S. healthcare providers, including hospitals and physicians, that purchase microcatheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of health care providers to obtain satisfactory reimbursement for medical procedures in which our microcatheter systems and the novel procedures in which they are used. If these health care providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

   Third-party payors may deny reimbursement if they determine that (1) a prescribed device has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would have a material adverse effect on our business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

   The U. S. Congress has recently enacted and we have recently received pass-through reimbursement allowance in March 2001 on all US approved diagnostic and guiding catheter products including the Pathfinder, Revelation, Tracer, Naviport, Vueport and Venaport. Pass-through reimbursement allows for the direct charging of a specific product for reimbursement.

 We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs

   We currently manufacture our microcatheter systems in limited quantities for United States and international sales and for pre-clinical and clinical trials. However, we have no experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2001. We expect that, if U.S. sales for the

Pathfinder and Revelation microcatheter systems increase, or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

  . capacity constraints,

  . production yields,

  . quality control, and

  . shortages of qualified personnel.

   Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

   Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for us to be permitted to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We are in compliance with procedures to produce products for sale in Europe. Any failure by us to comply with QSR requirements or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that we will be found in compliance with QSR by regulatory authorities, or that we will maintain compliance with ISO 9001 (EN 46001) standards in future audits. Our failure to comply with state or FDA QSR requirements, maintain compliance with ISO 9001 (EN 46001) standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

   Our facilities and manufacturing processes have recently undergone a successful annual recertification inspection by TUV in August 2000. In November 2000, the FDA conducted a QSIT-Audit of the Cardima Quality System, which we successfully passed. There is no assurance that our manufacturing facilities will meet such compliance audits and will maintain such compliance standards.

 If our sole-source suppliers are unable to meet our demands, our business results will suffer

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

 We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline

   We have only limited experience marketing and selling our products in commercial quantities. Expanding our marketing and sales capability to adequately support sales in commercial quantities will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

   On January 26, 2000, we announced that we had signed an exclusive three-year distribution agreement for our diagnostic products in the United States with St. Jude's Daig Division, or Daig, which included an investment by St. Jude. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Therefore, we will be marketing and distributing our products along with Daig in the United States.

   We also have terminated several distribution arrangements in Europe. Our ability to effectively operate a remote sales force will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

   Currently, sales and marketing of the Cardima Pathfinder, Pathfinder mini, Revelation and Tracer microcatheter systems is conducted through a number of exclusive distributors in certain European countries and Japan and a small direct sales force in Europe. We have sold only a limited number of Pathfinder, Pathfinder mini, Revelation, and Tracer microcatheter systems through these distributors. We also have approval to sell the Revelation, Revelation Tx and Revelation T-Flex in the European Union. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we can not assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

 We are dependent upon our key personnel and will need to hire additional key personnel in the future

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

 We may face product liability claims related to the use or misuse of our products

   We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. Two claims were filed against us in 1999. Both claims were settled in 2000 for an aggregate amount of $32,500. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that coverage will continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although our microcatheter products are labeled for single use only, we are aware that some physicians are reusing such products. Moreover, despite labeling of our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

 Trading in our shares could be subject to extreme price fluctuations, which could adversely affect your investment

   Prior to June 1997, there was no public market for our common stock. The market price of our common stock has fluctuated widely in the past and is likely to fluctuate in the future. The stock prices of medical device companies over the last few years have been volatile and difficult to predict.

 We do not intend to pay cash dividends on our stock

   We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business. Our credit agreement requires the approval of our bank to declare or pay cash dividends.

 Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares

   Since November 16, 2000, our common stock has been trading at less than $1.00 per share. In a letter dated December 29, 2000, Nasdaq advised us that our common stock will be delisted from the Nasdaq SmallCap Market, unless before March 28, 2001, the bid price of our common stock is at least $1.00 per share for a minimum period of ten consecutive days. If on March 29, 2001, Nasdaq notifies us that we have not met the requirements for continued listing on the Nasdaq SmallCap Market; we intend to appeal this decision. Pending the resolution of the appeal, our shares will continue to trade on the SmallCap Market. If the appeal is unsuccessful, we expect that our shares will trade on the OTC Bulletin Board.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Since we did not have short-term investments or a line of credit obligation as of December 31, 2000, we do not have any material quantitative or qualitative disclosures about market risk.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The response to this item is contained in part below and the remainder is contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000 (the "2001 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

   Our executive officers are appointed annually by our Board of Directors, the Board, and serve at the discretion of the Board.

   Mr. Gabriel Vegh (age 61), our President, Chief Executive Officer and Founder, has been a Director since November 1992. Mr. Vegh has been our President and Chief Executive Officer since June 2000. From November 1994 until June 2000, Mr. Vegh was our Chief Operating Officer, and our Executive Vice President since January 1995. From May 1993 until November 1994, Mr. Vegh was our President, and from May 1993 until July 1996, he served as our Chief Financial Officer. Prior to joining us, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target, and from February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

   Mr. Victor J. Barajas (age 37) has been our Vice President of Operations since August 1997 and is responsible for all operations and manufacturing activity. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as an R&D/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

   Mr. Ronald Bourquin (age 50) has been our Vice President and Chief Financial Officer since July 1996 and our Secretary since December 1998. Prior to joining us, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EP Technologies, Inc. ("EPT"), an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. From April 1993 until July 1993, Mr. Bourquin served as a consultant to EPT. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

   Mr. Eric Chan, Ph.D. (age 43) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology, high resolution ECG and cathlab systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin.

   Mr. William Wheeler (age 54) has been our Senior Vice President, Worldwide Sales and Marketing since May 2000. Prior to joining us, from August 1998 to October 1999, Mr. Wheeler was the President, Chief Executive Officer, as well as a member of the Board of Directors, of Vascular Architects, Inc., a private start-up company focused on vascular occlusive disease. From October 1996 to August 1998, Mr. Wheeler was the Vice President of Sulzer Vascutek, a worldwide leader of large diameter, synthetic vascular grafts. From May 1987 to October 1996, Mr. Wheeler was Director of Sales and Marketing, in both international and domestic operations for IMPRA, Inc., a vascular graft manufacturer. Mr. Wheeler attended Lebanon Valley College in Pennsylvania and has completed individual courses at the UCLA John B. Anderson Graduate School of Business Administration.

ITEM 11. EXECUTIVE COMPENSATION

   The response to this item is contained in our 2000 Proxy Statement under the caption "Compensation of Directors" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is contained in our 2000 Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is contained in our 2000 Proxy Statement under the caption "Transactions with Management," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

     Our financial statements are indexed on page F-1.

   (a) 2. Financial Statement Schedules

     All applicable information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted.

   3. Listing of Exhibits

     (a)

 Exhibit #                              Description
 ---------                              -----------
   3.1(1)  Certificate of Incorporation, as amended, of Cardima.

   3.2(1)  Bylaws of Cardima.

   3.3(1)  Form of Amended and Restated Certificate of Incorporation of
           Cardima.

   4.1(1)  Form of Common Stock Certificate.

  10.1(1)  1993 Stock Option Plan, as amended.

  10.2(1)  1997 Directors' Stock Option Plan.

  10.3(1)  1997 Employee Stock Purchase Plan.

  10.4(1)  Form of Indemnification Agreement.

  10.5(1)  Fourth Amended and Restated Stockholders' Rights Agreement dated
            March 7, 1997, between Cardima and certain stockholders of Cardima.

  10.6(1)  License Agreement dated May 21, 1993, between Cardima and Target
           Therapeutics, Inc.

  10.7(1)  Lease dated April 25, 1994, between Cardima and State of California
            Public Employees' Retirement System.

  10.8(1)  Sublease dated November 14, 1996, between Cardima and Target
           Therapeutics, Inc.

  10.9(2)  Master Lease Agreement dated January 26, 1996, between Cardima and
            Comdisco, Inc., together with Equipment Schedules VL-1, VL-2 and
            VL-3.

 10.10(1)  Warrant Purchase Agreement dated December 9, 1993, between Cardima and Target Therapeutics, Inc., together with the Series A Preferred
            Stock Warrant.

 10.11(1)  Series A Preferred Stock Warrant dated June 10, 1994, issued to
           Silicon Valley Bank.

 10.12(1)  Warrant Purchase Agreement dated July 1, 1994, between Cardima and
            California Public Employees' Retirement System, together with the
            Common Stock Warrant.

 10.13(1)  Series A Preferred Stock Warrant dated October 26, 1994, issued to
           Silicon Valley Bank.

 10.14(1) Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.

 10.15(1)  Series D Preferred Stock Warrant dated October 31, 1995, issued to
           Silicon Valley Bank.

 10.16(1)  Form of Common Stock Warrant issued to certain investors from April
           1995 to December 1995.

 10.17(1)  Warrant Agreement dated January 23, 1996, between Cardima and
            Comdisco, Inc., together with the Series D Preferred Stock Warrant.

 10.18(1)  Electrophysiology Catheter License Agreement dated May 17, 1994, between Cardima and BSI Corporation, together with the Credit Pool
            Agreement of same date.

 10.19(1)  Distribution Agreement dated June 15, 1995, between Cardima and
           Paramedic Co., Ltd.

 10.20(1)  Distribution Agreement dated July 14, 1995, between Cardima and
            Werfen Distribution AG, together with the May 15, 1996 letter amendment.

 10.22(1)  Employment Letter Agreement dated October 31, 1994, between Cardima and Phillip C. Radlick, Ph.D.

 Exhibit #                              Description
 ---------                              -----------
 10.23(1)  Warrant Agreement dated April 7, 1997, between Cardima and Comdisco,
           Inc.

 10.24(1)  Distribution Agreement dated April 1, 1997, between Cardima and
           Cardiologic, GmbH.

 10.25(3)  Master Loan and Security Agreement dated June 1998, between Cardima and Transamerica Business Credit Corp.

 10.26(4) (10.1) Form of Subscription Agreement between Cardima and certain investors

 10.27(4)  (4.1) Form of Share Purchase Warrant issued to Sunrise Securities,
           Inc.

 10.28(5)  St. Jude Investment Agreement

 10.29(5)* Exclusive Distribution agreement between Daig Corporation and
           Cardima, Inc.

 10.30(6)  Executive Agreement between Cardima and Allan L. Abati, Ph.D.

 10.31(6)  Executive Agreement between Cardima and Victor J. Barajas.

 10.32(6)  Executive Agreement between Cardima and Sandra Berg.

 10.33(6)  Executive Agreement between Cardima and Ronald Bourquin.

 10.34(6)  Executive Agreement between Cardima and Eric K.Y. Chan, Ph.D.

 10.35(6)  Executive Agreement between Cardima and Phillip Radlick, Ph.D.

 10.36(6)  Executive Agreement between Cardima and Gabriel B Vegh.

 10.37(6)  Executive Agreement between Cardima and William K. Wheeler.

 10.38+    Agreement dated December 19, 2000, between Cardima and Medtronic
           Inc.

  23.1     Consent of Ernst & Young LLP, Independent Auditors.

--------
(1) Incorporated by reference to the same exhibits filed with the Cardima Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.

(2) Equipment Schedule VL-3 dated February 13, 1998 to the Master Lease Agreement dated January 23, 1996 is filed with Cardima's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Incorporated by reference to the same exhibit filed with the Cardima Statement on Form 10-Q for the Quarter ended June 30, 1998 (File No. 000-22419).

(4) Incorporated by reference to Exhibits noted in parentheticals which were filed with the Cardima Report on Form 8-K filed with the Commission on February 2, 1999.

(5) Incorporated by reference to the exhibit of the same number filed with the Company's statement on Form 10-Q for the quarter ended.

(6) Incorporated by reference to the exhibit of the same number filed with the Company's statement on Form 10-Q for the quarter ended September 30, 2000.

 * The Company has received confidential treatment of certain portions of this agreement.

 + The Company has requested confidential treatment for certain portions of this agreement.

   (b) Reports on Form 8-K

     Form 8-K filed by Cardima on December 22, 2000

                                   SIGNATURES

                                 for Form 10-K

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARDIMA, INC.

Date: March 22, 2001
                                                   /s/ Gabriel B. Vegh
                                          By: _________________________________
                                                      Gabriel B. Vegh
                                                 President, Chief Executive
                                                    Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                              Title                    Date
                ----                              -----                    ----


       /s/ Gabriel B. Vegh           President, Chief Executive       March 22, 2001
____________________________________  Officer and Director (Principal
          Gabriel B. Vegh             Executive Officer)


      /s/ Ronald E. Bourquin         Vice President, Chief Financial  March 22, 2001
____________________________________  Officer and Secretary
         Ronald E. Bourquin           (Principal Financial and
                                      Accounting Officer)


  /s/ Phillip C. Radlick, Ph.D.      Chairman of the Board of         March 22, 2001
____________________________________  Directors
     Phillip C. Radlick, Ph.D.


     /s/ Neville J. Jeharajah        Director                         March 22, 2001
____________________________________
        Neville J. Jeharajah


      /s/ Rudolfo C. Quijano         Director                         March 22, 2001
____________________________________
         Rudolfo C. Quijano

                                 CARDIMA, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors........................  F-2

Balance Sheets at December 31, 2000 and 1999.............................  F-3

Statements of Operations for the years ended December 31, 2000, 1999, and
 1998....................................................................  F-4

Statement of Stockholders' Equity (Deficit) for the years ended December
 31, 2000, 1999, and 1998................................................  F-5

Statements of Cash Flows for the years ended December 31, 2000, 1999 and
 1998....................................................................  F-6

Notes to Financial Statements............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardima, Inc.

   We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 31, 2001

                                 CARDIMA, INC.

                                 BALANCE SHEETS
                    (In thousands except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  1,324  $    423
  Short-term investments...................................      --        497
  Accounts receivable, net of allowances for doubtful
   accounts of $124 and $92 at December 31, 2000 and 1999,
   respectively............................................      221       669
  Inventories..............................................    1,663     1,268
  Other current assets.....................................      240       251
                                                            --------  --------
    Total current assets...................................    3,448     3,108
Property and equipment, net................................    1,803     2,512
Notes receivable from officers.............................      514       365
Other assets...............................................      138       104
                                                            --------  --------
                                                             $ 5,903  $  6,089
                                                            ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

Current liabilities:
  Accounts payable......................................... $  1,310  $  1,436
  Accrued compensation.....................................      981     1,041
  Other current liabilities................................       31        60
  Capital lease obligation--current portion................      474       776
  Line of credit obligation--current portion...............      --      1,088
                                                            --------  --------
    Total current liabilities..............................    2,796     4,401

Deferred rent..............................................       21         1
Capital lease obligation--noncurrent portion...............      192     1,012
Line of credit obligation--noncurrent portion..............      --      1,095

Commitments

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
   authorized, 21,579,093 shares issued and outstanding at
   December 31, 2000, 16,356,355 as of December 31, 1999;
   at amount paid in.......................................   71,405    60,441
Deferred compensation......................................      (26)     (225)
Accumulated deficit........................................  (68,485)  (60,636)
                                                            --------  --------
  Total stockholders' equity (deficit).....................    2,894      (420)
                                                            --------  --------
                                                            $  5,903  $  6,089
                                                            ========  ========

                                 CARDIMA, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Net sales....................................... $  2,570  $  3,495  $  2,499
Cost of goods sold..............................    3,667     3,384     2,962
                                                 --------  --------  --------
  Gross profit (loss)...........................   (1,097)      111      (463)
Operating expenses:
  Research and development......................    4,432     5,694     7,230
  Selling, general and administrative...........    6,185     8,173     8,556
                                                 --------  --------  --------
    Total operating expenses....................   10,617    13,867    15,786
                                                 --------  --------  --------
Operating loss..................................  (11,714)  (13,756)  (16,249)
Interest and other income.......................      230       250       359
Interest expense................................     (365)     (522)     (296)
Gain on sale of intellectual property ..........    4,000       --        --
                                                 --------  --------  --------
Net loss........................................ $ (7,849) $(14,028) $(16,186)
                                                 ========  ========  ========
Basic and diluted net loss per share............ $  (0.38) $  (0.89) $  (1.96)
                                                 ========  ========  ========
Shares used in computing basic and diluted net
 loss per share.................................   20,818    15,746     8,239
                                                 ========  ========  ========



                 See accompanying notes to financial statements

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (In thousands, except share and per share amounts)

                                                                      Total
                                               Deferred Accumu-   Stockholders'
                                       Common  Compen-   lated       Equity
                                        Stock   sation  Deficit     (Deficit)
                                       ------- -------- --------  -------------
Balances at December 31, 1998........  $45,597  $(731)  $(30,422)   $ 14,444
Issuance of 78,409 shares of common
 stock for net issuance exercise of
 warrants at $1.05 per share.........      --     --         --          --
Issuance of 37,301 shares of common
 stock for exercise of warrants at
 $1.05 per share.....................       39    --         --           39
Issuance of 94,289 shares of common
 stock for cash upon exercise of
 employee stock options at $0.56-
 $1.75 per share.....................      121    --         --          121
Issuance of 38,423 shares of common
 stock for cash in employee stock
 purchase plan at $4.24 and $3.56 per
 share...............................      153    --         --          153
Amortization of deferred
 compensation........................      --     253        --          253
Net loss.............................      --     --     (16,186)    (16,186)
                                       -------  -----   --------    --------
Balances at December 31, 1998........   45,910   (478)   (46,608)     (1,176)
Issuance of 7,500,000 shares of
 common stock at $2.00 per share in
 January and February 1999 through
 private placement, and
 354,806 shares issued in lieu of
 commissions, net of issuance costs
 of $686.............................   14,314    --         --       14,314
Issuance of 91,834 shares of common
 stock, net of 45 repurchased shares,
 for cash upon exercise of employee
 stock options at
 $0.56-$1.75 per share...............      114    --         --          114
Issuance of 57,419 shares of common
 stock for cash in employee stock
 Purchase plan at $2.24 and $1.49 per
 share...............................      103    --         --          103
Amortization of deferred
 compensation........................      --     253        --          253
Net loss.............................      --     --     (14,028)    (14,028)
                                       -------  -----   --------    --------
Balances at December 31, 1999........   60,441   (225)   (60,636)       (420)
Issuance of 4,666,611 shares of
 common stock at $2.25 per share in
 February 2000 through private
 placement, net of commissions and
 issuance costs of $604, including
 warrants to purchase 933,323 shares
 of common stock at $2.48 per share..    9,896    --         --        9,896
Issuance of 233,333 shares of common
 stock at for exercise of warrants at
 $2.25 per share.....................      525    --         --          525
Issuance of 180,744 shares of common
 stock at for exercise of warrants at
 $2.20 per share.....................      398    --         --          398
Issuance of 48,986 shares of common
 stock for cash upon exercise of
 employee stock options at $0.56-
 $1.40 per share.....................       33    --         --           33
Issuance of 93,064 shares of common
 stock for cash in employee stock
 Purchase plan at $1.49 and $1.04 per
 share...............................      112    --         --          112
Amortization of deferred
 compensation........................      --     199        --          199
Net loss.............................      --     --      (7,849)     (7,849)
                                       -------  -----   --------    --------
Balances at December 31, 2000........  $71,405  $ (26)  $(68,485)   $  2,894
                                       =======  =====   ========    ========

                                 CARDIMA, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................  $(7,849) $(14,028) $(16,186)
Adjustments to reconcile net loss to net cash
 provided by operations:
  Depreciation and amortization..................    1,024     1,196       928
  Amortization of deferred compensation..........      199       253       253
  Loss on disposal of assets.....................        2        15         6
  Changes in operating assets and liabilities:
    Accounts receivable..........................      448      (157)     (244)
    Inventories..................................     (395)      709    (1,445)
    Other current assets.........................       11       115      (105)
    Restricted cash..............................       --       105        87
    Notes receivable from officers...............     (149)      (45)      (19)
    Other assets.................................     (195)     (104)     (905)
    Accounts payable.............................     (126)     (850)    1,388
    Accrued employee compensation................      (60)        9       279
    Other current liabilities....................      (29)      (16)       21
    Deferred rent................................       20       (41)      (48)
                                                   -------  --------  --------
      Net cash used in operating activities......   (7,099)  (12,839)  (15,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments..............       --   (19,057)     (517)
Maturities and sales of short-term investments...      497    18,560     4,786
Capital expenditures.............................     (122)     (248)      (45)
Proceeds from disposal of assets.................       --        14        25
                                                   -------  --------  --------
    Net cash provided by (used in) investing
     activities..................................      375      (731)    4,249

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases..........   (1,302)     (993)     (745)
Principal payments under credit line.............   (2,183)     (817)       --
Payments under notes payable.....................       --        --        (7)
Proceeds under line of credit....................       --        --     3,000
Net proceeds from sale of common stock...........   10,964    14,531       313
Proceeds from sale/leaseback of capital
 equipment.......................................      146       627     1,247
                                                   -------  --------  --------
    Net cash provided by financing activities....    7,625    13,348     3,808
                                                   -------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................      901      (222)   (7,933)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....      423       645     8,578
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $ 1,324  $    423  $    645
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest...........  $   365  $    211  $    298
                                                   =======  ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Equipment acquired under capital leases..........  $   180  $    771  $  1,341
                                                   =======  ========  ========

                                 CARDIMA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

   The Company was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single use, microcatheter-based systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its microcatheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from Target Therapeutics.

   As of December 31, 2000, the Company had cash and investments on hand of $1.3 million and working capital of $652,000. Since inception, the Company has an accumulated deficit of approximately $68.5 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and commercialization. Management recognizes the need to raise additional funds from outside sources and has engaged investment bankers to assist in that endeavor. In addition, in December 2000, the Company executed a sale of certain intellectual property to Medtronic, In. for $8.0 million, $4.0 million of which was received in December 2000, and $4.0 million of which was received in January 2001. In addition, in January 2001, the Company implemented several cost containment measures which included a reduction in headcount of 22 employees, a reduction in specific research and development projects and the postponement of our VT clinical trial. The Company has engaged a real estate broker to assist in identifying a sublessor for approximately 17,000 square feet of unused office space. Management believes that the cash balance as of December 31, 2000, together with the $4.0 million received in January 2001 from Medtronic, will be sufficient to fund planned expenditures through at least May 2001. Management believes that it will be able to obtain additional funds through either public, private equity or other arrangements with corporate partners or from other sources. But such sources may not be available on acceptable terms, if available at all. If additional financial resources are not available, the Company may need to significantly curtail operations or even cease operations.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

   Revenues are recognized when products are shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 had no impact on the results of the Company's operations or our financial position in 2000.

 Research and Development

   Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

 Net Loss Per Share

   Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all convertible debt, warrants and stock options from the computation of diluted earnings per share because all such securities are anti-dilutive for all periods presented.

                                 CARDIMA, INC.

 Cash, Equivalents and Short-Term Investments

   The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper, are classified as available-for-sale as of December 31, 2000. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and accordingly, no adjustments have been made to other comprehensive income or stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income, if any. The fair value of investments is based on quoted market prices at December 31, 2000. The fair value of these securities approximated the amortized cost at December 31, 2000. Cash, cash equivalents and short-term investments at December 31, 2000 consist of the following (in thousands):

                                                                  December 31,
                                                                  --------------
                                                                   2000   1999
                                                                  ------- ------
     Cash and cash equivalents:
       Cash...................................................... $   133 $ 254
       Money market funds........................................   1,191   169
                                                                  ------- -----
       Total cash and cash equivalents........................... $ 1,324 $ 423
                                                                  ======= =====
     Short-term investments:
       Commercial paper.......................................... $    -- $ 497
                                                                  ------- -----
       Total short-term investments.............................. $    -- $ 497
                                                                  ======= =====

 Inventories

   Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
     Raw materials................................................ $  751 $  616
     Work-in-process..............................................     95    107
     Finished goods...............................................    817    545
                                                                   ------ ------
                                                                   $1,663 $1,268
                                                                   ====== ======

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

                                 CARDIMA, INC.

   Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
     Equipment................................................ $ 5,776  $ 5,492
     Leasehold improvements...................................     115      109
                                                               -------  -------
                                                                 5,891    5,601
     Less accumulated depreciation............................  (4,088)  (3,089)
                                                               -------  -------
                                                               $ 1,803  $ 2,512
                                                               =======  =======

   Property and equipment financed under capital leases were $3,686,000 and $4,205,000 at December 31, 2000 and 1999, respectively. Accumulated amortization related to leased assets was $3,014,000 and $2,476,000 at December 31, 2000 and 1999, respectively.

 Concentrations of Risk

   To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. The total export sales represented 48% of net sales for the year ended December 31, 2000. Of total sales in 2000, 21% were to Japan, 26% were to Europe, of which 19% was in Germany and 1% was to the rest of the world. Japan and Germany were the only two countries that account for more than 10% of the Company's net sales. Provisions for doubtful accounts were $46,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows:

                                                    Year Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
                                                         (In thousands)
   United States............................... $1,334 52% $1,915 55% $1,722 69%
   Europe......................................    674 26%  1,127 32%    554 22%
   Japan.......................................    548 21%    341 10%    177  7%
   Rest of World...............................     14  1%    112  3%     46  2%
                                                ------     ------     ------
   Total Net Sales............................. $2,570     $3,495     $2,499
                                                ======     ======     ======

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

 Patents

   Patent costs are expensed as they occur due to the uncertainty of a patent actually issuing and the length of time before a patent is recognized and allowed by the U. S. Patent Office.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities,

                                 CARDIMA, INC.

which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133, as delayed by SFAS No. 137, is effective for years beginning after June 15, 2000, and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.

2. Commitments

   The Company leases facilities under an operating lease which commenced in November 1999 and expires November 2002. The Company also leases certain equipment under noncancelable capital leases (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases at December 31, 2000 (in thousands):

                                                               Operating Capital
                                                                 Lease   Leases
                                                               --------- -------
     Year ending December 31:
       2001...................................................  $  677    $ 490
       2002...................................................     657      229
       2003...................................................     537        9
       2004...................................................     --         9
       2005...................................................     --         4
                                                                ------    -----
     Total minimum payments required..........................  $1,871      741
                                                                ======
     Less amount representing interest........................              (75)
                                                                          -----
     Present value of future lease payments...................              666
     Less current portion.....................................             (474)
                                                                          -----
     Noncurrent portion.......................................            $ 192
                                                                          =====

   Rent expense, was approximately $585,000 in 2000, $391,000 in 1999 and $363,000 in 1998. In connection with its facilities lease arrangements, the Company issued letters of credit to lessors collateralized by certificates of deposit which totaled approximately $105,000 at December 31, 1998. In November of 1999, these letters of credit and their respective certificates of deposits expired.

3. Stockholders' Equity

 1993 Stock Option Plan

   During 1993, the board of directors adopted the 1993 Stock Option Plan (the "Plan") and, as amended, has reserved 3,850,690 shares of common stock for issuance under the Plan. The Plan provides for both incentive and nonstatutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the board of directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each nonstatutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

                                 CARDIMA, INC.

   Activity under the Plan is as follows:

                                                Outstanding Options
                                       ---------------------------------------
                             Shares    Number of   Price Per  Weighted-Average
                           Available    Shares       Share     Exercise Price
                           ----------  ---------  ----------- ----------------
Balance at January 1,
 1998.....................    123,718  1,140,615  $0.56-$5.88      $2.37
Additional shares
 reserved.................    243,117        --           --         --
Options granted...........   (290,508)   290,508  $2.88-$5.56      $4.38
Options exercised.........        --     (94,289) $0.56-$1.75      $1.28
Options forfeited.........     59,742    (59,742) $0.56-$7.00      $3.59
                           ----------  ---------
Balance at December 31,
 1998.....................    136,069  1,277,092  $0.56-$7.00      $2.87
Additional shares
 reserved.................  2,250,569        --           --         --
Options granted...........   (715,239)   715,239  $1.41-$2.56      $1.99
Options repurchased.......         45        --   $0.56-$0.56      $0.56
Options exercised.........        --     (91,879) $0.56-$1.75      $1.24
Options forfeited.........    139,601   (139,601) $0.56-$7.00      $4.79
                           ----------  ---------
Balance at December 31,
 1999.....................  1,811,045  1,760,851  $0.56-$7.00      $2.44
Additional shares
 reserved.................     57,005        --           --         --
Options granted........... (1,237,001) 1,237,001  $1.09-$1.65      $1.21
Options exercised.........        --     (48,986) $0.56-$1.40      $0.67
Options forfeited.........    936,908   (936,908) $0.56-$5.88      $3.12
                           ----------  ---------
Balance at December 31,
 2000.....................  1,567,957  2,011,958  $0.56-$7.00      $1.41
                           ----------  ---------

   From April 1996 to April 1997, options to purchase a total of 835,928 shares were granted at prices ranging from $0.56 to $5.74 per share. Deferred compensation of approximately $1,012,000 was recorded for these option grants based on the deemed fair value of common stock (ranging from $1.00 to $8.00 per share). The deferred compensation is being amortized are the resting period of the options.

   At December 31, 2000, 1999, 1998 and approximately 1,021,429, 920,665 and
881,606 options, respectively, were exercisable under the Plan. All options granted in 2000 were granted at fair value. The weighted average exercise price for all options granted in 2000 is $1.21.

 1997 Directors' Stock Option Plan

   In March 1997, the board of directors adopted the 1997 Directors' Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. On June 2, 2000, options to purchase 4,000 shares were granted at fair value of $1.16 per share. There were no options exercised or canceled during the fiscal period December 31, 2000. A total of 90,000 shares are outstanding under this plan.

 1997 Employee Stock Purchase Plan

   In March 1997, the board of directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The Plan is implemented by a series of Offering Periods of twelve months duration, with two consecutive purchase periods of six months in duration. New Offering Periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per Offering Period or 10%

                                 CARDIMA, INC.

of any employee's compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the Offering Date; or (ii) 85% of the fair market value of the common stock on the Purchase Date. As of December 31, 2000, 188,906 shares of common stock have been issued under the Plan.

 Warrants

   At December 31, 2000, the Company had the following warrants outstanding: warrants to purchase 308,512 shares of common stock at $1.05 per share issued to certain investors in connection with bridge loans; warrants to purchase 1,428 shares of common stock at $7.00 per share issued in connection with the facility lease; warrants to purchase 1,905 shares of common stock at $7.00 per share and 2,142 shares of common stock at $5.11 per share issued in connection with a letter of credit; warrants to purchase 23,776 shares of common stock at $5.11 per share, 13,937 shares of common stock at $5.74 per share, and 19,513 shares of common stock at $2.56 issued in connection with a capital lease; warrants to purchase 17,543 shares of common stock at $7.00 per share issued to certain investors in connection with bridge financings and warrants to purchase 75,000 shares of common stock at $4.00 per share issued in connection with a line of credit. These warrants are exercisable immediately and expire at the earliest of (i) between 3 to 10 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or
(iii) the acquisition of the Company by another entity by means of a merger or other transaction.

   In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,323 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid $524,891 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share, as additional commission for the transaction. These warrants are exercisable immediately and expire at the earliest of (i) 5 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

   In June 2000, the Company issued warrants to purchase 221,667 shares of common stock at an exercise price of $1.27 in connection with the shares purchased in the February 2000 private placement transaction. These warrants are exercisable immediately and expire at the earliest of (i) 5 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

   In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. The Company issued 750,000 warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. In February 2000, 180,744 of these warrants were exercised for cash. These warrants are exercisable immediately and expire at the earliest of (i) between 3 to 10 years after the date of grant or (ii) the closing of the Company's sale of all or substantially all of its assets or (iii) the acquisition of the Company by another entity by means of a merger or other transaction.

   The Company has reserved 2,421,331 shares of common stock for issuance upon exercise of the warrants described above.

 Accounting for Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair-value accounting provided for under FASB Statement No. 123,

                                 CARDIMA, INC.

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

   Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model for 1998, 1999 and 2000 with the following weighted-average assumptions for 2000, 1999 and 1998, respectively; risk-free interest rates of approximately 6.5%, 6.0% and 6.0%; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 0.8, 0.6 and 0.6; and a weighted-average expected life of the options of four years.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
                                                   (In thousands, except per
                                                          share data)
     Net loss--as reported........................ $(7,849) $(14,028) $(16,186)
                                                   =======  ========  ========
     Net loss--pro forma.......................... $(8,011) $(14,269) $(16,439)
                                                   =======  ========  ========
     Net loss per share--as reported.............. $ (0.38) $  (0.89) $  (1.96)
                                                   =======  ========  ========
     Net loss per share--pro forma................ $ (0.38) $  (0.91) $  (2.00)
                                                   =======  ========  ========

   For fiscal years 2000, 1999 and 1998 the weighted average fair value of options granted is $1.24, $1.71 and $2.12 respectively.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding              Options Exercisable
                 --------------------------------------  ------------------------
                                Weighted-
                                 Average     Weighted-                 Weighted-
    Range of      Number of     Remaining     Average     Number of     Average
    Exercise       shares      Contractual   Exercise      shares      Exercise
     Prices      Outstanding      Life         Price     Exercisable     Price
    --------     -----------   -----------   ---------   -----------   ---------
   $0.56-$1.09      133,928       4.50         $0.85        132,278      $0.84
    1.16- 1.16      643,101       9.42          1.16        322,435       1.16
    1.22- 1.22      478,899       7.76          1.22          6,788       1.22
    1.40- 1.65      394,671       6.15          1.43        379,223       1.43
    1.75- 2.56      314,870       7.79          2.09        145,033       2.04
    2.88- 7.00       46,489       7.39          3.58         35,672       3.69
                  ---------                               ---------
   $0.56-$7.00    2,011,958       7.75         $1.41      1,021,429      $1.43
                  =========                               =========

                                 CARDIMA, INC.

4. Notes Receivable from Officers

   In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., its Chairman of the Board and then President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. As security for the note, Dr. Radlick granted Cardima a security interest in his vested stock options and his principal residence. At December 31, 2000, approximately $58,000 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

   In August 1999, the Company entered into a $25,000 note receivable agreement with David Carner, its Director of AF Systems to facilitate the purchase of a principal residence in the Bay Area. Although Mr. Carner resigned from the Company in May 2000, the Company continues to hold the note and Mr. Carner is obligated to make regular monthly payments against the outstanding note. The note bears interest at the minimum Applicable Federal Rate of 5.30% at the time the note was issued and is due and payable in a single lump sum twenty-four months from the note date. At December 31, 2000, approximately $1,100 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet. In March 2001, Mr. Carner paid off the remaining principal and interest balance on this note.

   In June 2000, the Company entered into a note receivable agreement with William Wheeler, its Senior Vice President of Sales and Marketing to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate of 6.42% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. As security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2000, approximately $5,700 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

5. Income Taxes

   As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $60,000,000. The Company also had federal research and development tax credit carryforwards of approximately $600,000 as of December 31, 2000. The net operating loss and credit carryforwards will expire beginning in 2008 through 2020, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                              2000      1999
                                                            --------  --------
     Net operating loss carryforwards...................... $ 21,900  $ 20,800
     Research credits carryforwards (federal and state)....      900       900
     Manufacturing investment credit carryforwards.........      100       100
     Capitalized research and development..................      800       700
     Other, net............................................      300       900
                                                            --------  --------
     Total deferred tax assets.............................   24,000    23,400
     Valuation allowance for deferred tax assets...........  (24,000)  (23,400)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

                                 CARDIMA, INC.

   The net valuation allowance increased by $600,000, $5,300,000 and $6,200,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

Related Party Transactions

 License Rights

   In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc., or Target, granted the Company an exclusive royalty-free worldwide license to use Target's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to the Target technology. Under the License Agreement, the Company granted back to Target an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to the Target technology. Target granted the Company a nonexclusive, royalty-free license to use Target technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

   In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target and negotiating a distribution agreement. The Company also agreed that it would not sell products utilizing Target's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target and offering Target the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target an amount equal to 40% of the gross profit for such product.

                                 CARDIMA, INC.

7. Subsequent Events

   In January 2001, the Company received $4,000,000 from Medtronic, Inc., representing final payment on the transaction initiated in December 2000 whereby the Company sold a portion of its patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters. The initial $4,000,000 was paid on execution of the agreement in December of 2000, and the remaining $4,000,000 was paid upon completion of the transfer of the intellectual property. Unaudited proforma information, assuming the transaction had been completed on December 31, 2000, is as follows:

                                                             December 31, 2000
                                                             -------------------
                                                                      Proforma
                                                             Actual  (unaudited)
                                                             ------  -----------
     Cash and cash equivalents.............................. $1,324    $5,324
       Total assets.........................................  5,903     9,903
     Common stock........................................... 71,405    71,405
       Total stockholders' equity...........................  2,894     6,894
     Net loss............................................... (7,849)   (3,849)