Form 10-Q
period 2001-03-31
CARDIMA INC
filed 2001-05-14
CIK 1022570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2001

                                        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________ to _____________________.

                        Commission File Number: 0-22419
                                                -------

                                 CARDIMA, INC.

            (Exact name of registrant as specified in its charter)


            Delaware                                        94-3177883
----------------------------------                  --------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)


47266 Benicia Street, Fremont, CA                           94538-7330
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. X Yes _______No
                                  ---

As of May 7, 2001, there were _33,387,100 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.

                                     INDEX

PART I ...............................................................................................................      3

   ITEM 1.  FINANCIAL STATEMENTS......................................................................................      3
     Condensed Balance Sheets as of March 31, 2001 and December 31, 2000..............................................      3
     Condensed Statements of Operations for the three months ended March 31, 2001 and 2000............................      4
     Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000............................      5
     NOTES TO CONDENSED FINANCIAL STATEMENTS..........................................................................      6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................      8

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000....................................................      9

LIQUIDITY AND CAPITAL RESOURCES.......................................................................................     11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................     26

PART II.    OTHER INFORMATION.........................................................................................     27

   ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................     27

SIGNATURES............................................................................................................     28

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                 CARDIMA, INC.
                           CONDENSED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                    March 31,        December 31,
                                                                                       2001              2000
ASSETS                                                                              (Unaudited)      (see note 1)
                                                                                  --------------     -------------
Current assets:
     Cash and cash equivalents.............................................        $       1,699     $       1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $130 at March 31, 2001 and $124 at December 31, 2000...........                  253               221
     Inventories...........................................................                1,353             1,663
     Other current assets..................................................                  211               240
                                                                                   -------------     -------------
         Total current assets..............................................                3,516             3,448
Property and equipment, net................................................                1,609             1,803
Notes receivable from officers.............................................                  532               514
Other assets...............................................................                  112               138
                                                                                   -------------     -------------
                                                                                   $       5,769     $       5,903
                                                                                   =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................        $         928     $       1,310
     Accrued compensation..................................................                  611               981
     Other current liabilities.............................................                   45                31
     Capital lease obligation - current portion............................                  457               474
                                                                                   -------------     -------------
         Total current liabilities.........................................                2,041             2,796

Deferred rent..............................................................                   21                21
Capital lease obligation - noncurrent portion..............................                   76               192
Commitments

Stockholders' equity:
      Common stock, $0.001 par value; 50,000,000 shares authorized,
      21,640,184 shares issued and outstanding at March 31, 2001;
      21,579,093 as of December 31, 2000; at amount paid in................               71,425            71,405
      Deferred compensation................................................                   (1)              (26)
      Accumulated deficit..................................................              (67,793)          (68,485)
                                                                                   -------------     -------------
          Total stockholders' equity ......................................                3,631             2,894
                                                                                   -------------     -------------
                                                                                   $       5,769     $       5,903
                                                                                   =============     =============

           See accompanying notes to condensed financial statements

                                          CARDIMA, INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)



                                                   Three months ended March 31,
                                                              (Unaudited)
                                                   ----------------------------
                                                      2001               2000
                                                   ----------         ---------
Net sales                                          $      539         $    669
Cost of goods sold                                        974              846
                                                   ----------         --------
  Gross Margin                                           (435)            (177)

Operating expenses:
  Research and development                              1,357            1,166
  Selling, general and administrative                   1,509            1,569
                                                   ----------         --------
    Total operating expenses                            2,866            2,735
                                                   ----------         --------
Operating loss                                         (3,301)          (2,912)
Interest and other income                                  12               53
Interest expense                                          (19)            (111)
Gain on sale of intellectual property                   4,000               --
                                                   ----------         --------
Net income (loss)                                  $      692         $ (2,970)
                                                   ==========         ========
Basic net income (loss) per share                  $     0.03         $  (0.16)
                                                   ==========         ========
Diluted net income (loss) per share                $     0.03         $  (0.16)
                                                   ==========         ========
Shares used net income (loss) basic                    21,620           18,674
                                                   ==========         ========
Shares used net income (loss) diluted                  21,620           18,674
                                                   ==========         ========

                         See accompanying notes to financial statements

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

                                 CARDIMA, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Three months ended March 31,
                                                                                             (Unaudited)
                                                                                     ----------------------------
                                                                                        2001              2000
                                                                                     ----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $    692            ($2,970)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                        224                252
     Amortization of deferred compensation                                                 25                 50
     Changes in operating assets and liabilities:
         Accounts receivable                                                              (32)               118
         Inventories                                                                      310                 30
         Other current assets                                                              29                 (8)
         Notes receivable                                                                 (18)                (5)
         Other assets                                                                      26                (16)
         Accounts payable                                                                (382)              (253)
         Accrued compensation                                                            (370)              (224)
         Other current liabilities                                                         14                  9
         Deferred rent                                                                     --                  6
                                                                                     --------           --------
             Net cash provided by (used) in operating activities                          518             (3,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of short-term investments                                             --                497
Capital expenditures                                                                      (30)               (22)
                                                                                     --------           --------
             Net cash provided by (used in) investing activities                          (30)               475

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases and credit line                                  (133)              (473)
Net proceeds from sale of common stock and warrant exercises                               20             10,908
Proceeds from sale/leaseback of capital equipment                                          --                 94
                                                                                     --------           --------
             Net cash provided by (used in) financing activities                         (113)            10,529
                                                                                     --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 375              7,993
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,324                423
                                                                                     --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  1,699           $  8,416
                                                                                     --------           --------

                                 CARDIMA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The accompanying balance sheet at December 31, 2000 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

As of March 31, 2001 the Company has approximately $1,699,000 in cash and cash equivalents, working capital of $1,475,000 and an accumulated deficit of $67,793,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least December 2001.

On January 26, 2000, the Company signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division was to distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. St. Jude did not meet its minimum annual purchase quota for the first year under the distribution agreement; therefore, the distribution agreement is now non-exclusive. The Company plans to gear up its own small sales force in the United States. The Company retains the rights for all other geographic areas and maintains worldwide control of its therapeutic products.

In order to commercialize our products and continue operations, we will need to raise additional capital by the end of 2001. Our failure to raise additional capital to develop and market our products will cause our business to suffer and would cause the Company to cease operations.

3.   SUBSEQUENT EVENTS-PRIVATE PLACEMENT

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,458 shares of common stock at an exercise price of $0.87 per share. These warrants are redeemable by the Company if the Company's common stock closes at $1.16 for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,692 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000.

4.   BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                                    March 30,       December 31,
                                                      2001              2000
                                                    ---------       ------------
                                                    (unaudited)     (see note 1)
Inventories:
         Raw materials                              $    681          $    751
         Work-in-process                                 107                95
         Finished goods                                  565               817
                                                    --------          --------
                                                    $  1,353          $  1,663
                                                    ========          ========
Property and equipment:
         Equipment                                     5,786             5,776
         Leasehold improvements                          115               115
                                                    --------          --------
                                                    $  5,901          $  5,891
         Less accumulated depreciation                (4,292)           (4,088)
                                                    --------          --------
                                                    $  1,609          $  1,803
                                                    ========          ========

5.   NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants, and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

compares with a net loss of $2,970,000 for the same period in 2000. Including the final $4,000,000 payment from Medtronic for the gain on the sale of certain intellectual property, for the first quarter of 2001, the Company reported net income of $692,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company's ability to obtain adequate funding, conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for its products, as well as the risk factors discussed below in "Factors Affecting Future Results" and those listed from time to time in the Company's SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K.

OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping, or diagnosis, and ablation, or treatment, of cardiac arrhythmias. We have generated revenues of approximately $11.4 million from inception to March 31, 2001. Until January 1997, these revenues were primarily in Europe and Japan from sales of our Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and our Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF, respectively, following FDA 510(k) clearance. In January 2000, the company signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, or St. Jude. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. The Company will be marketing and distributing its products along with Daig in the United States. To date, the Company's international sales have been made through a small direct sales force and distributors in selected countries who sell the Company's products to physicians and hospitals. European sales consist primarily of the Pathfinder, microcatheter lines for diagnosis of VT and Revelation lines of microcatheters for the diagnosing and treating of AF.

The Company has obtained the right to affix the CE Mark to its Cardima Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and its Revelation, Revelation Tx and Revelation T-Flex microcatheter systems for both mapping and ablation of AF, permitting the

Company to market these products in the member countries of the EU. The Company received 510(k) clearances for the Revelation microcatheter for mapping of AF, the Pathfinder mini microcatheter and the Tracer microcatheter for mapping VT, for the Vueport balloon guiding catheter in July 1998 and for the Naviport deflectable tip guiding catheter in August 1999. The Company will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company's products designed for treatment of AF or VT in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the Revelation Tx microcatheter system for treatment of AF or Therastream microcatheter system for treatment of VT.

We have recently refocused the Company's efforts to complete our Phase III clinical trials in the United States to treat AF with the Revelation Tx microcatheter System.

The Company has a limited history of operations and has experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, preclinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Revenues are recognized when products are shipped.

RESULTS OF OPERATIONS - THREE MONTHS ENDED March 31, 2001 AND 2000

Net Sales

Net sales for the quarter ended March 31, 2001 decreased 19% to $539,000 from $669,000 for the same period in 2000. The decrease was primarily the result of converting the United States direct sales force to an exclusive distribution agreement with Daig and restructuring within the sales and marketing departments. Sales in the United States for the quarter ended March 31, 2001 decreased 11% to $250,000 from $282,000 in the same period in 2000. International sales for the quarter ended March 31, 2001 decreased 25% to $289,000 from $387,000 in the same period in 2000. This decrease was primarily attributable to reductions in the European direct sales force to reduce expenses.

As of February 1, 2001, the distribution agreement with Daig reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Therefore, we will be marketing and distributing our products with a small direct sales force along with Daig in the United States.

Management has made a conscious decision to focus its resources on the completion of the Phase III clinical trials to treat atrial fibrillation with the Revelation Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 2001 increased 15% to $974,000 from $846,000 for the same period in 2000. This increase was primarily due to fixed costs being allocated over lower manufacturing volume. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the first quarter of 2001.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended March 31, 2001 decreased 13% to $628,000 from $718,000 for the same period in 2000. The decrease is due to restructuring efforts to focus resources on completing the development of our Revelation Tx microcatheter system for AF ablation, as well as postponing certain projects not related to the Phase III clinical trial. Regulatory and clinical expenses increased 62% to $729,000 from $448,000 in the same period in 2000. The increased costs are related to our efforts to enroll patients for the Phase III clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased 4% to $1,509,000 from $1,569,000 for the same period in 2000. General and administrative expenses for the quarter ended March 31, 2001 increased 37% to $890,000 from $648,000 for the same period in 2000. The increase is due to the costs associated with the reduction in staff in January 2001, as well as shifting the allocation of certain expenses into the general and administrative category. Selling expenses for the quarter ended March 31, 2001 decreased 31% to $483,000 from $698,000 for the same period in 2000 primarily due to a reduction in sale staffing. Marketing expenses for the quarter ended March 31, 2001 decreased 39% to $136,000 from $223,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

Interest and Other Income

Interest and other income for the quarter ended March 31, 2001 decreased to $12,000 from $53,000 for the same period in 2000. The decrease was due primarily to lower cash balances and foreign currency adjustments of $10,500.

Interest Expense

Interest expense for the quarter ended March 31, 2001 decreased to $19,000 from $111,000 for the same period in 2000. The decrease was primarily due to the payoff of our debt with Transamerica of approximately $2,000,000 and the expiration and payoff of certain capital equipment leases.

Gain on Sale of Intellectual Property

The gain on sale of certain intellectual property is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, $4,000,000 of which was recognized in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date, principally through private placements of equity securities, which have yielded net proceeds of $57,800,000 through March 31, 2001, our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000 and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of March 31, 2001, the Company had approximately $1,699,000 in cash and cash equivalents.

Net cash provided by operating activities was approximately $518,000 compared to the net cash used of $3,000,000 for the three months ended March 31, 2001 and 2000, respectively. The change is related to the $4,000,000 gain on the sale of intellectual property recognized in January 2001. Net cash used in investing activities was $30,000 compared to $475,000 provided by investing activities, for the three months ended March 31, 2001, and 2000, respectively. This change is primarily attributable to increased capital equipment expenditures. Net cash used in financing activities was approximately $113,000 compared to $10,529,000 provided by financing activities for the three months ended March 31, 2001 and 2000, respectively. This change is primarily due to the sale of equity securities in private placement transaction in the first quarter of 2000.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 2000 the Company had paid off both the line of credit and certain equipment leases in full. In January and February 1999, the Company sold a total of 7,500,000 shares of common stock at $2.00 per share in a private placement transaction to accredited investors. As commission, the Company issued 354,806 shares of its common stock to the placement agent and paid approximately $490,000 in cash. In addition the Company issued warrants, exercisable for 750,000 shares of common stock at an exercise price of $2.20 as a commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $14,300,000. In February 2000, the Company sold a total of 4,666,611 shares of common stock at $2.25 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 933,322 shares of common stock at an exercise price of $2.48 per share. As commission for the transaction, the Company paid approximately $525,000 in cash. In addition, the Company issued warrants, exercisable for 233,329 shares of common stock at an exercise price of $2.48 per share as commission for the transaction. The Company's net proceeds, after expenses of the placement, were approximately $9,900,000.

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,458 shares of common stock at an exercise price of $0.87 per share. These warrants are redeemable by the Company if the Company's Common Stock closes at $1.16 for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,692 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. Since inception, the Company has an accumulated deficit of approximately $67.8 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. The Company believes that available cash will be sufficient to meet the Company's cash requirements through at least December 2001. The Company will require additional financing. There can be no assurance however, that such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and would cause the Company to cease operations.

FACTORS AFFECTING FUTURE RESULTS

We have sold a limited number of our microcatheter products and we will continue to incur substantial costs in bringing our microcatheter products to market

      We have sold only a limited number of our microcatheter systems. In addition, we will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, manufacturing, sales, marketing and other expenses as we seek to bring our microcatheters to market. Since our inception, we have experienced losses and we expect to experience substantial net losses into the foreseeable future.

      Our net losses were approximately $3.3 million for the quarter ended March 31, 2001, before the gain on the sale of certain patents to Medtronic, Inc., compared to $2.9 million for the same period in 2000, respectively. As of March 31, 2001, our accumulated deficit was approximately $67.8 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

We will need to raise capital in the future that could have a dilutive effect on your investment

      In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. We believe that our existing cash, any sale by us of additional shares of stock will dilute your percentage ownership in us. On May 3, 2001, we received approximately $6.8 million, before commission and expenses, from certain investors in a private placement of approximately 11.7 million shares of our common stock. Additionally, we issued redeemable warrants to purchase up to an aggregate of 5,813,844 shares of our common stock at an exercise price of $0.87 per share.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to fail

      We will continue to raise additional capital in order to complete the clinical trials for, and market, our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or performing other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves. Our failure to raise this additional capital when needed could cause us to cease our operations. Debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, and loan-facilities. As of March 31, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $1.6 million. We received the final payment of $4,000,000 from Medtronic on January 31, 2001. On May 3, 2001, we received net proceeds of approximately $6.2 million from a private placement. We believe that our existing cash, cash equivalents and short-term investments along with cash generated from the sale of a portion of our intellectual property to Medtronic, Inc., as well as sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least December 2001.

We rely on our contractual rights to access third-party data. Our inability to either access this data or the FDA's refusal to accept it in a filing, will delay the commercialization of our products and cause our business results to suffer

      We often rely on our contractual rights to access data collected by others in phases of our clinical trials. We depend on the continued performance by these third-parties of their contractual obligations to provide access and cooperate with us in completing filings with the FDA. We cannot be certain that the FDA will permit our reliance on these third parties. If we are unable to rely on clinical data collected by others, or if these third parties do not perform their contractual duties, our clinical trials may be delayed. Either of these scenarios could significantly delay commercialization of our products, require us to spend more money on our clinical trials and cause our business results to suffer.

We cannot assure the safety or effectiveness of our products. We are in an early stage of our product development

      To date, we have completed two clinical trials and have received 510(k) pre-market clearances from the FDA with respect to our Pathfinder and Pathfinder mini microcatheter systems for venous mapping of VT, and our Revelation microcatheter system for mapping the atria. We also received FDA 510(k) clearance for the Venaport and Vueport guiding catheters, Tracer mapping catheter and for our Naviport deflectable-tip guiding catheter. Our inability to timely obtain clearances for our other diagnostic products and guiding catheters under development would have a material adverse effect on our business, financial condition and results of operations.

      We are in the early stage of developing, testing and obtaining regulatory approval for our microcatheter systems designed for ablation of AF and VT. Currently, we are developing the Revelation Tx microcatheter system for ablation of AF. We must obtain an Investigational Device Exemption, or IDE, from the FDA before conducting human clinical trials of our microcatheter systems for ablation. We completed the mapping phase of this feasibility study in August 1997 and the AF ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the AF study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III trial requires 80 patients to be treated, in up to 20 centers. We also received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999 and approval to expand that trial in 2000. We have postponed the clinical feasibility trial for the Therastream microcatheter system for ablation of VT, while we focus on completing our AF Phase III clinical trials. We must complete the AF Phase III clinical trial in order to gather data for the completion of our pre-market approval, or PMA, application to the FDA for our AF ablation product. We must receive PMA approval before marketing such products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources and the completion of such trials may take up to several years. There can be no assurance that:

 .  necessary IDEs will be granted by the FDA,

 .  human clinical trials, if initiated, will be completed,

 .  human clinical studies will validate the results of our pre-clinical studies

 .  human clinical trials will demonstrate that our products are safe and effect

      In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to initiate and complete clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of AF would have a material adverse effect on our business, financial condition and results of operations.

Our microcatheter products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline

      Our microcatheter systems represent a novel approach to diagnosing and treating AF and VT. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and procedures, our business could be harmed and our revenues would decline.

Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline

      The market for catheters to diagnose or treat AF and VT is highly competitive. Our microcatheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive elements in our market. In addition, the length of time required for products to be developed, receive regulatory approval and, in some cases, reimbursement approval are important competitive factors. Existing treatments with which we must compete include:

 .     drugs,

 .     external electrical cardioversion and defibrillation,

 .     implantable defibrillators,

 .     purposeful destruction of the Atrio-Ventricular, or AV, node followed by implantation of a pacemaker, and

 .     Open-heart surgery and the "maze" procedure.

      Physicians may not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of AF or VT. If our clinical data and other studies do not show that our products are safe and effective, the FDA will not approve our products for sale. If our products are not approved, we will not effectively compete against establish treatments or gain market acceptance. If we cannot effectively compete with established treatments, our revenues will decline.

None of our ablation products has received regulatory approval in the United States. Our failure to receive these approvals will harm our business and cause the value of your investment to decline

         None of the products we currently are developing for the ablation of AF and VT has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our products and the associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate AF and VT, our failure to commercialize successfully these systems would harm our business and cause the value of your investment to decline.

Reuse of our single-use products could cause our revenues to decline

         Although we label all of our microcatheter systems for single-use only, we are aware that some physicians are reusing these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline.

We must obtain governmental approvals or clearances before we can sell our products

         Our products are considered to be medical devices and will be subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

 .   product design and development,

 .   product testing,

 .   product labeling,

 .   product storage,

 .   premarket clearance and approval,

 .   advertising and promotion, and

 .   product sales and distribution.

         Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from applicable governmental authorities, which we cannot guarantee. In the United States, we must obtain 510(k) premarket notification clearance or premarket approval, or PMA, from the FDA in order to market a product. We have received 510(k) premarket notification clearances for our Pathfinder, Pathfinder mini and Tracer microcatheter systems for mapping VT and for the Revelation microcatheter system for mapping AF. Currently, the timing to receive 510(k) clearance is approximately 120 days and PMA approval is six to 12 months, but timing can be uncertain and the process may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance. These products may require a PMA and the FDA may request extensive clinical data to support either 510(k) clearance or PMA approval.

         We are required to seek PMA approval for our ablation products, including the Revelation Tx microcatheter. The process of obtaining PMA approval is much more expensive, lengthy and uncertain than the 510(k) premarket notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. We submitted an IDE application for the Revelation microcatheter system for mapping and ablation of AF in January 1997. We completed a mapping study at Stanford University Hospital and Massachusetts General Hospital in September 1997. In addition, we received conditional IDE approval in January 1998 and full approval in March 1998 for a feasibility clinical study for AF ablation using the Revelation Tx microcatheter system. We completed a 10-patient AF ablation feasibility study and submitted to the FDA a supplement to our IDE, requesting expansion of the study in November 1998. We received permission to expand to Phase III in October 2000. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and received permission to expand that trial in July 2000. We postponed the Therastream clinical trial, while we focus on completing our AF Phase III clinical trial. There can be no assurance that any clinical study that we propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports PMA approval. In March 2001, the FDA allowed us to file a modular PMA for our Revelation Tx in Phase III trials. Under the modular PMA approach, we will file five separate submissions with the FDA, all of which together will comprise our PMA application. We filed the first module in March 2001. No assurance can be given that we will ever be able to obtain PMA approval for any of our ablation products. Our failure to complete clinical testing or to obtain timely PMA approval would have a material adverse effect on our business, financial condition and results of operations.

Regulatory agencies may limit the indications for which they approve or clear any of our products. Further, the FDA may restrict or withdraw approval or clearance of a product if additional information becomes available to support such action. Delays in the approval or clearance process, limitation of our labeling claims or denial of our applications or notifications would cause our business to be materially and adversely affected.

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

 .    injunctions,

 .    recall or seizure of products,

 .    withdrawal of marketing approvals or clearances,

 .    refusal of the FDA to grant clearances or approvals, and

 .    civil and criminal penalties.

         We also are required to demonstrate and maintain compliance with the Quality System regulations, or QSR, for all of our products. The FDA enforces the QSR through periodic inspections, including a preapproval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we, or any third-party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable laws, our business results may suffer.

         If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell our Pathfinder, Pathfinder mini, Revelation, Revelation Tx and Tracer for mapping in the European Union. We have received CE mark certification to sell our Venaport, Vueport and Naviport guiding catheters in the European Union. We also received approval to sell our Pathfinder, Pathfinder mini, Revelation, Revelation Tx, and Tracer in Japan and Australia, and to sell our Pathfinder, Tracer, Vueport and Naviport in Canada. We also received CE mark certification in August 1998, December 1998, and November 1999, to sell our Revelation, Revelation Tx and Revelation T-Flex microcatheters, respectively, for ablation of AF in the European Union. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive approval to affix the CE mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain such approvals. If we do not receive these approvals, our business could be harmed.

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

We derive a significant portion of our revenues from the sale of microcatheters in the European Union. The adoption of the Euro presents uncertainties for our international business

         In January 1999, some European countries that are part of the European Monetary Union, or EMU, introduced and adopted the new "Euro" currency. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a significant amount of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our microcatheter products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

We may be unable to successfully commercialize our microcatheter products, as the industry for them is highly competitive

         The market for catheters to map and/or ablate AF and VT is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using RF, ultrasound, microwave, laser and cryoablation technologies. Other companies are also developing surgical procedures that physicians could potentially use to perform the open-heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered noncompetitive or obsolete, which would cause our business results to suffer.

     Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology. These competitors include Boston Scientific, C.R. Bard, Inc., Johnson & Johnson, through its Cordis division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias. These companies include Biosense, Inc., a division of Johnson & Johnson, Cardiac Pathways, Inc., and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT. These companies include Guidant Corporation, Medtronic, Inc., and Ventritex, Inc., a subsidiary of St. Jude, Inc., manufacturers of implantable defibrillators. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available before our competitors' products. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.

We license portions of our product technology. In particular, our microcatheter products rely on a license granted by Target Therapeutics. The termination of any of these licenses would harm our business

     We rely on license agreements for some of our product technology. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific, is the technological basis for our microcatheter systems for mapping and ablation. Under the Target license agreement, we have an exclusive license under specific issued United States patents. The exclusive license from Target covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target's technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, this license may terminate if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Also, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target-based microcatheter technology would harm our business.

     We have also licensed a proprietary surface coating material used on certain of our microcatheters. We cannot be certain that these licenses will continue to be available to us or will be available to us on reasonable terms. The loss of or inability to maintain any of these licenses could result in delays in commercial shipments until we could internally develop or identify, license and integrate, equivalent technology. These delays would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to commercialize our products under development if they infringe existing patents or patents that have not yet issued

     We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining an issued patent. In addition, Congress recently amended the United States patent laws to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

     Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we are not certain that any licenses will be available to us, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target, Target does not indemnify us against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

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

     Third-party payors may deny reimbursement if they determine that (1) a prescribed device has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If we received FDA clearance or approval, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would have a material adverse effect on our business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

     In March 2001, the U. S. Congress enacted, retroactive to January 2001, and we received, pass-through reimbursement allowance on all of our U.S. approved diagnostic and guiding catheter products. Pass-through reimbursement allows for the direct charging of a specific product for reimbursement.

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

     Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with QSR requirements or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with QSR or ISO 9001 (EN 46001) standards. There can be no assurance that we will be found in compliance with QSR by regulatory authorities, or that we will maintain compliance with ISO 9001 (EN 46001) standards in future audits. Our failure to comply with state or FDA QSR requirements, maintain compliance with ISO 9001 (EN 46001) standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

     Our facilities and manufacturing processes have recently undergone a successful annual recertification inspection by TUV in August 2000. In November 2000, the FDA conducted a QSIT-Audit of the Cardima Quality System, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline

     We have only limited experience marketing and selling our products in commercial quantities. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

     On January 26, 2000, we announced an exclusive three-year distribution agreement with St. Jude's Daig Division, or Daig, for our diagnostic products in the United States. Concurrently, St. Jude invested in our securities. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Therefore, we will be marketing and distributing our products along with Daig in the United States.

     We also have terminated several distribution arrangements in Europe. Our ability to operate a remote sales force effectively will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

     Currently, sales and marketing of our Pathfinder, Pathfinder mini, Revelation and Tracer microcatheter systems is conducted through a number of exclusive distributors in certain European countries and Japan and a small direct sales force in Europe. We have sold only a limited number of Pathfinder, Pathfinder mini, Revelation, and Tracer microcatheter systems through these distributors. We also have approval to sell the Revelation, Revelation Tx and Revelation T-Flex for treating AF in the European Union. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we can not assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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

We may face product liability claims related to the use or misuse of our products

     We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. In 2000, we settled two claims, which were filed against us in 1999, for an aggregate amount of $32,500. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that coverage will continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are reusing such products. Moreover, despite labeling of our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our products or services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

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

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares

     Since November 16, 2000, our common stock has traded below $1.00 per share on the Nasdaq SmallCap Market. In a letter dated December 29, 2000, Nasdaq advised us that our common stock would be delisted from the Nasdaq SmallCap Market, unless before March 29, 2001, the bid price of our common stock was at least $1.00 per share for a minimum period of ten consecutive days. On March 29, 2001, Nasdaq notified us that our common stock would be delisted from the Nasdaq SmallCap Market, as we had not met the requirements for continued listing, as outlined in the December 29, 2000 letter. We have appealed this decision. Nasdaq will hear our appeal on May 18, 2001. Pending the resolution of the appeal, our common stock will continue to trade on the Nasdaq SmallCap Market. If the appeal is unsuccessful, we expect that our shares will trade on the OTC Bulletin Board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we did not have short-term investments or a line of credit obligation as of March 31, 2001, we do not have any material quantitative or qualitative disclosures about market risk.

PART II. OTHER INFORMATION

ITEM 1   Exhibits and Reports on Form 8-K

         (a)  None.
         (b) No reports on Form 8-K were filed in the quarter ended March 31, 2001.

                                 CARDIMA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 14, 2001              CARDIMA, INC.

                                 /s/ Gabriel B. Vegh
                                 --------------------------------------
                                 GABRIEL B. VEGH
                                 President, Chief Executive Officer and
                                 Director

                                 /s/ Ronald E. Bourquin
                                 --------------------------------------
                                 RONALD E. BOURQUIN
                                 Vice President, Chief Financial Officer
                                 and Secretary