Form 10-Q
period 2001-06-30
CARDIMA INC
filed 2001-08-14
CIK 1022570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ________________ to __________________.

                         Commission File Number: 0-22419

                                  CARDIMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        94-3177883
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


47266 Benicia Street, Fremont, CA                         94538-7330
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.   X  Yes      No
                                   -----    -----

As of August 13, 2001, there were 33,446,939 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                      INDEX

PART I. ....................................................................   3

 ITEM 1.  FINANCIAL STATEMENTS (Unaudited) .................................   3

          CONDENSED BALANCE SHEETS .........................................   3

          CONDENSED STATEMENTS OF OPERATIONS ...............................   4

          CONDENSED STATEMENTS OF CASH FLOWS ...............................   5

          NOTES TO CONDENSED FINANCIAL STATEMENTS ..........................   6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ........................................   9

          RESULTS OF OPERATIONS - THREE AND SIX-MONTHS ENDED JUNE 30, 2001
          AND 2000 .........................................................  10

          LIQUIDITY AND CAPITAL RESOURCES ..................................  12

PART II.  OTHER INFORMATION ................................................  28

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  28

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  28

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................  29

SIGNATURES .................................................................  30

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                  CARDIMA, INC.

                            CONDENSED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                     (Unaudited)     (See Note 1)
                                                                                     -----------     ------------
ASSETS
Current assets:
     Cash and cash equivalents ...............................................        $  5,403         $  1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $134 at June 30, 2001 and $124 at December 31, 2000 ..............             167              221
     Inventories .............................................................           1,199            1,663
     Other current assets ....................................................             343              240
                                                                                      --------         --------
         Total current assets ................................................           7,112            3,448
Property and equipment, net ..................................................           1,517            1,803
Notes receivable from officers ...............................................             550              514
Other assets .................................................................             215              138
                                                                                      --------         --------
                                                                                      $  9,394         $  5,903
                                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................        $  1,530         $  1,310
     Accrued compensation ....................................................             677              981
     Other current liabilities ...............................................              64               31
     Capital lease obligation - current portion ..............................             422              474
                                                                                      --------         --------
         Total current liabilities ...........................................           2,693            2,796

Deferred rent ................................................................              21               21
Capital lease obligation - noncurrent portion ................................              92              192

Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 75,000,000 shares authorized, 33,446,939 shares issued and outstanding at June 30, 2001; 21,579,093 as of
         December 31, 2000; at amount paid in ................................          77,707           71,405
     Deferred compensation ...................................................              --              (26)
     Accumulated deficit .....................................................         (71,119)         (68,485)
                                                                                      --------         --------
         Total stockholders' equity ..........................................           6,588            2,894
                                                                                      --------         --------
                                                                                      $  9,394         $  5,903
                                                                                      ========         ========


            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three months ended        Six months ended
                                                                  June 30,                  June 30,
                                                           ---------------------     ---------------------
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------

Net sales .............................................    $    473     $    745     $  1,012     $  1,414
Cost of goods sold ....................................         945          676        1,919        1,522
                                                           --------     --------     --------     --------
         Gross profit (loss) ..........................        (472)          69         (907)        (108)

Operating expenses:
         Research and development .....................       1,290        1,108        2,647        2,274
         Selling, general and administrative ..........       1,592        1,722        3,101        3,291
                                                           --------     --------     --------     --------
                  Total operating expenses ............       2,882        2,830        5,748        5,565
                                                           --------     --------     --------     --------
Operating loss ........................................      (3,354)      (2,761)      (6,655)      (5,673)
Interest and other income .............................          44           90           56          143
Interest expense ......................................         (16)        (103)         (35)        (214)
Gain on sale of intellectual property .................          --           --        4,000           --
                                                           --------     --------     --------     --------
Net loss ..............................................    $ (3,326)    $ (2,774)    $ (2,634)    $ (5,744)
                                                           ========     ========     ========     ========
Basic and diluted loss per share ......................    $  (0.11)    $  (0.13)    $  (0.10)    $  (0.29)
                                                           ========     ========     ========     ========
Shares used in computing basic and diluted
  net loss per share ..................................      29,148       21,471       25,384       20,072
                                                           ========     ========     ========     ========

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

                                  CARDIMA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Six months ended June 30,
                                                                                    (Unaudited)
                                                                             -------------------------
                                                                               2001             2000
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................   $ (2,634)        $ (5,744)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization .......................................        438              516
     Amortization of deferred compensation ...............................         26              100
       Changes in operating assets and liabilities:
         Accounts receivable .............................................         54              344
         Inventories .....................................................        464             (466)
         Other current assets ............................................       (103)             (51)
         Notes receivable ................................................        (36)            (137)
         Other assets ....................................................        (77)             (59)
         Accounts payable ................................................        220             (196)
         Accrued compensation ............................................       (304)            (216)
         Other current liabilities .......................................         33              (22)
         Deferred rent ...................................................         --               12
                                                                             --------         --------
             Net cash used in operating activities .......................     (1,919)          (5,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of short-term investments ...........................        --               497
Capital expenditures .....................................................       (152)            (114)
                                                                             --------         --------
             Net cash used in investing activities .......................       (152)             383

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases ..................................       (152)            (419)
Principal payments under credit line .....................................         --             (529)
Net proceeds from sale of common stock and warrant exercises .............      6,302           10,896
Proceeds from sale/leaseback of capital equipment ........................         --              147
                                                                             --------         --------
             Net cash provided by financing activities ...................      6,150           10,095
                                                                             --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................      4,079            4,559

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................      1,324              423
                                                                             --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $  5,403         $  4,982
                                                                             ========         ========

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2001

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

The operating results for the three and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The accompanying balance sheet at December 31, 2000 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

As of June 30, 2001 the Company has approximately $5,403,000 in cash and cash equivalents, working capital of $4,419,000 and an accumulated deficit of $71,119,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least December 2001.

On January 26, 2000, the Company signed an exclusive three-year distribution agreement, "the agreement" with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division was to distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. St. Jude did not meet its minimum annual purchase quota for the first year under the distribution agreement. On June 1, 2001, the Company and St. Jude, Daig Division mutually agreed to terminate, in its entirety, the agreement, allowing for a transition period to transfer customer accounts back to the Company, which expires September 1, 2001. As the result, the Company plans to gear up its own small sales force in the United States.

In order to commercialize our products and continue operations, we will need to raise additional capital by the end of 2001. Our failure to raise additional capital to develop and market our products will cause our business to suffer and would cause the Company to cease operations.

3.  PRIVATE PLACEMENT

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,465 shares of common stock at an exercise price of $0.87 per share. These warrants are redeemable by the Company if the Company's common stock closes at $1.16 or above for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,691 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000.

4.  BALANCE SHEET COMPONENTS

Certain balance sheet components are as follows (in thousands):

                                              June 30,      December 31,
                                               2001            2000
                                            -----------     ------------
                                            (Unaudited)     (See Note 1)
Inventories:
         Raw materials ...................    $   606         $   751
         Work-in-process .................        156              95
         Finished goods ..................        437             817
                                              -------         -------
                                              $ 1,199         $ 1,663
                                              =======         =======
Property and equipment:
         Equipment .......................    $ 5,870         $ 5,776
         Leasehold improvements ..........        146             115
                                              -------         -------
                                                6,016           5,891

         Less accumulated depreciation ...     (4,499)         (4,088)
                                              -------         -------
                                              $ 1,517         $ 1,803
                                              =======         =======

5.  NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

7.  RECENT ACCOUNTING PRONONCEMENTS

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final Standards resulting from its deliberations on the business combinations project. The FASB is expected to issue two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected have a significant impact on our financial position at transition.

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

OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping, or diagnosis, and ablation, or treatment, of cardiac arrhythmias. The Company has generated revenues of approximately $11.9 million from inception to June 30, 2001. Until January 1997, these revenues were primarily in Europe and Japan from sales of our Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and our Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF, respectively, following FDA 510(k) clearance. In January 2000, the Company signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, or St. Jude. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level and on June 1, 2001, the agreement was terminated in its entirety, with a transition period until September 1, 2001. The Company is marketing and distributing its products in the United States with a small direct sales force. To date, the Company's international sales have been made through a small direct sales force and distributors in selected countries who sell the Company's products to physicians and hospitals. European sales consist primarily of the Pathfinder microcatheter lines for diagnosis of VT and Revelation lines of microcatheters for diagnosis and treating of AF.

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

The Company recently refocused its efforts to complete its phase III clinical trials in the United States for the treatment of AF with the Revelation Tx microcatheter system. Since the refocus on the phase III clinical trial, the Company has completed four of the five necessary modules required for completing the Pre-market approval (PMA) process necessary to sell the Revelation Tx in the United States.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales

Net sales for the quarter ended June 30, 2001 decreased 37% to $473,000 from $745,000 for the same period in 2000. Net sales for the six-month period ended June 30, 2001 decreased 28% to $1,012,000 from $1,414,000 for the same period in 2000. Sales in the United States for the quarter ended June 30, 2001 decreased 53% to $199,000 from $424,000 in the same period in 2000. United States sales for the six-month period ended June 30, 2001 decreased 36% to $449,000 from $706,000 in the same period in 2000. The decrease was primarily the result of converting the United States direct sales force to an exclusive distribution agreement with Daig, which was subsequently terminated on June 1, 2001 and restructuring within the sales and marketing departments. International sales for the quarter ended June 30, 2001 decreased 15% to $274,000 from $321,000 in the same period in 2000. International sales for the six-month period ended June 30, 2001 decreased 20% to $563,000 from $708,000 in the same period in 2000. The decrease in international sales for the three and six-month period was primarily attributable to reductions in the European direct sales force to reduce expenses.

On June 1, 2001, the Company and St. Jude, Daig Division mutually agreed to terminate, in its entirety, their distribution agreement, allowing for a transition period to transfer customer accounts back to the Company, which expires September 1, 2001. Therefore, we will be marketing and distributing our products with our own direct sales force in the United States.

Management has made a conscious decision to focus its resources on the completion of the Phase III clinical trials to treat atrial fibrillation with the Revelation Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 2001 increased 40% to $945,000 from $676,000 for the same period in 2000. Cost of goods sold for the six-month period ended June 30, 2001 increased 26% to $1,919,000 from $1,522,000 in 2000. This increase was primarily due to increased inventory reserves and fixed costs being allocated over lower manufacturing volume. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the second quarter of 2001.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions for the quarter ended June 30, 2001 increased 16% to $1,290,000 from $1,108,000 for the same period in 2000. Research and development expenses, including regulatory and clinical functions for the six-month period ended June 30, 2001 increased 16% to $2,647,000 from $2,274,000 for the same period in 2000. The Company's investment in research and development for the quarter ended June 30, 2001 decreased 4% to $590,000 from $616,000 for the same period in 2000, as programs not related to the AF clinical trial were postponed. The Company's investment in research and development for the six-month period ended June 30, 2001 decreased 9% to $1,218,000 from $1,334,000 for the same period in 2000. Regulatory and clinical expenses for the quarter ended June 30, 2001 increased 42% to $700,000 from $492,000 for the same period in 2000, reflecting the increased efforts to enroll patients in the Phase III clinical trial. Regulatory and clinical expenses for the six-month period ended June 30, 2001 increased 52% to $1,429,000 from $940,000 for the same period in 2000. The increase in total expenses for the six-month period ended June 30, 2001 are due to the restructuring efforts to focus resources on the completion of development of the Revelation Tx microcatheter system for AF ablation, as well as the postponement of projects not related to atrial fibrillation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased 8% to $1,592,000 from $1,722,000 for the same period in 2000. Selling, general and administrative expenses for the six-month ended June 30, 2001 decreased 6% to $3,101,000 from $3,291,000 for the same period in 2000. General and administrative expenses for the quarter ended June 30, 2001 increased 11% to $894,000 from $805,000 for the same period in 2000. General and administrative expenses for the six-month ended June 30, 2001 increased 23% to $1,783,000 from $1,454,000 for the same period in 2000. The increase in general and administrative expenses in both periods is due to increased expenses in the public and investor relations categories. Selling expenses for the quarter ended June 30, 2001 decreased 18% to $569,000 from $693,000 for the same period in 2000 primarily due to a reduction in sales staffing. Selling expenses for the six-month period ended June 30, 2001 decreased 24% to $1,052,000 from $1,390,000 for the same period in 2000. Marketing expenses for the quarter ended June 30, 2001 decreased 42% to $129,000 from $224,000 for the same period in 2000. Marketing expenses for the six-month ended June 30, 2001 decreased 40% to $266,000 from $447,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

Interest and Other Income

Interest and other income for the quarter ended June 30, 2001 decreased to $44,000 from $90,000 for the same period in 2000. Interest and other income for the six-months ended June 30, 2001 decreased to $56,000 from $140,000 for the same period in 2000. This decrease was due primarily to lower cash balances.

Interest Expense

Interest expense for the quarter ended June 30, 2001 decreased to $16,000 from $103,000 for the same period in 2000. Interest expense for the six-months ended June 30, 2001 decreased to $35,000 from $214,000 for the same period in 2000. This decrease was primarily due to the payoff of debt of approximately $2,000,000 and the expiration and payoff of certain capital equipment leases.

Gain on the Sale of Intellectual Property

The gain on the sale of certain intellectual property is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, $4,000,000 of which was recognized in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date, principally through private placements of equity securities, which have yielded net proceeds of $64,000,000 through June 30, 2001, our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000 and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of June 30, 2001, the Company had approximately $5,403,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $1,919,000 compared to the net cash used of $5,919,000 for the three months ended June 30, 2001 and 2000, respectively. The change is related to restructuring efforts and the $4,000,000 gain on the sale of certain intellectual property recognized in January 2001. Net cash used in investing activities was $152,000 compared to $383,000 provided by investing activities, for the three months ended June 30, 2001, and 2000, respectively. This change is primarily attributable to higher capital equipment expenditures and short-term investments in 2000. Net cash provided by financing activities was approximately $6,150,000 compared to $10,595,000 provided by financing activities for the three months ended June 30, 2001 and 2000, respectively. This change is primarily due to the sale of equity securities in private placement transactions.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 2000 the Company had paid off both the line of credit and certain equipment leases in full.

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,465 shares of common stock at an exercise price of $0.87 per share. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,691 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. Since inception, the Company has an accumulated deficit of approximately $71.0 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. The Company believes that available cash will be sufficient to meet the Company's cash requirements through at least December 2001. The Company will require additional financing. There can be no assurance however, that such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and would cause the Company to cease operations.

FACTORS AFFECTING FUTURE RESULTS

We have sold a limited number of our microcatheter products, and we will continue to incur substantial costs in bringing our microcatheter products to market

         We have sold only a limited number of our microcatheter systems. In addition, we will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, manufacturing, sales, marketing and other expenses as we seek to bring our microcatheters to market. Since our inception, we have experienced losses, and we expect to experience substantial net losses into the foreseeable future.

         Our net losses were approximately $3.3 million for the quarter ended June 30, 2001, compared to $2.8 million for the same period in 2000, respectively. As of June 30, 2001, our accumulated deficit was approximately $71.0 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

We will need to raise capital in the future that could have a dilutive effect on your investment

         In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. On May 3, 2001, we received net proceeds of approximately $6.2 million from certain investors in a private placement of 11.7 million shares of our common stock. Additionally, we issued redeemble warrants to purchase up to an aggregate of 5,813,465 shares of our common stock at an exercise price per share of $0.87. Any sale by us of additional shares of stock will further dilute your percentage ownership in us.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to fail

         We will need to raise additional capital in order to complete the clinical trials for, and market, our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or performing other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves. Our failure to raise this additional capital when needed could cause us to cease our operations. Debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, loan-facilities and the sale of certain of our patents and other intellectual property. As of June 30, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $5.4 million. On May 3, 2001, we received net proceeds of approximately $6.2 million from a private placement. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sale of a portion of our intellectual property to Medtronic, as well as sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through December 2001.

We rely on our contractual rights to access third-party data. Our inability to either access this data, or the FDA's refusal to accept it in a filing, will delay the commercialization of our products and cause our business results to suffer

         We often rely on our contractual rights to access data collected by others in phases of our clinical trials. We depend on the continued performance by these third parties of their contractual obligations to provide access and cooperate with us in completing filings with the FDA. We cannot be certain that the FDA will permit our reliance on these third parties. If we are unable to rely on clinical data collected by others, or if these third parties do not perform their contractual duties, the FDA may require us to repeat clinical trials. Either of these scenarios could significantly delay commercialization of our products, require us to spend more money on our clinical trials and cause our business results to suffer.

We cannot assure the safety or effectiveness of our products. We are in an early stage of our product development

         To date, we have received 510(k) pre-market clearances from the FDA with respect to our Pathfinder and Pathfinder Mini microcatheter systems for venous mapping of VT, and our Revelation microcatheter system for mapping the atria of the heart. We also received FDA 510(k) clearance for our Venaport, Vueport and Naviport deflectable-tip guiding catheters and our Tracer microcatheter for mapping VT.

         We are in the final stages of developing, testing and obtaining regulatory approval for our Revelation Tx microcatheter systems designed for ablation of AF. We completed the mapping phase of this feasibility study in August 1997 and the AF ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the AF study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III trial requires 80 patients to be treated, in up to 20 centers. We also received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999 and approval to expand that trial in 2000. We have postponed the clinical feasibility trial for the Therastream microcatheter system for ablation of VT, to focus on completing our AF Phase III clinical trials.

         We must complete the AF Phase III clinical trial in order to gather data for the completion of our pre-market approval, or PMA, application to the FDA for our AF ablation product. Currently, we anticipate completing our Phase III trial in the fourth quarter of this year. Further, we anticipate filing our completed PMA application in the first half of 2002. We have no estimate as to when, or if, we will resume the clinical trial for our Therastream microcatheter system. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources. In addition, if we resume the clinical trial for our Therastream microcatheter system, the completion of this clinical trial could take several years. For the Therastream clinical trial, there can be no assurance that:

    o    necessary IDEs will be granted by the FDA,

    o    human clinical trials will be completed,

    o human clinical studies will validate the results of our pre-clinical studies, or

    o human clinical trials will demonstrate that our products are safe and effective.

         In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of AF would have a material adverse effect on our business, financial condition and results of operations.

Our microcatheter products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline

         Our microcatheter systems represent a novel approach to diagnosing and treating AF and VT. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures in which they are used, our business could be harmed and our revenues would decline.

Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline

         The market for catheters to diagnose or treat AF and VT is highly competitive. Our microcatheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive elements in our market. In addition, the length of time required for products to be developed and to receive regulatory approval and, in some cases, reimbursement approval are important competitive factors. Existing treatments with which we must compete include:

    o    drugs,

    o external electrical shock to restore normal heart rhythms and defibrillation,

    o    implantable defibrillators,

    o purposeful destruction of the atrio-ventricular, or AV, node followed by implantation of a pacemaker, and

    o    Open-heart surgery known as the "maze" procedure.

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

None of our ablation products has received regulatory approval in the United States. Our failure to receive these approvals will harm our business and cause the value of your investment to decline

         None of our products, currently in development for the ablation of AF or VT, has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our products and their associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate AF and, at an undetermined future date, VT, our failure to successfully commercialize these systems would harm our business and cause the value of your investment to decline.

Reuse of our single-use products could cause our revenues to decline

         Although we label all of our microcatheter systems for single-use only, we are aware that some physicians are potentially reusing these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline.

We must obtain governmental approvals or clearances before we can sell our products

         Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

    o    product design and development,

    o    product testing,

    o    product labeling,

    o    product storage,

    o    premarket clearance and approval,

    o    advertising and promotion, and

    o    product sales and distribution.

         Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from applicable governmental authorities, which we cannot guarantee. In the United States, we must obtain 510(k) pre-market notification clearance or a PMA from the FDA in order to market a product. We have received 510(k) pre-market notification clearances for our Pathfinder, Pathfinder Mini and Tracer microcatheter systems for mapping VT and for the Revelation microcatheter system for mapping AF. Currently, the timing to receive 510(k) clearance is approximately 120 days and PMA approval is six to 12 months, but timing can be uncertain and the actual process may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

         We are required to seek a PMA for our ablation products, including the Revelation Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient AF feasibility study for mapping and ablation with the Revelation Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III pivotal study. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the Therastream clinical trial, while we focus on completing our AF Phase III clinical trial. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our Phase III trial for AF ablation will provide us with data and information that supports a PMA.

         In March 2001, the FDA allowed us to file a modular PMA for our Revelation Tx in Phase III trial. Under the modular PMA submission, we will file five separate segments of the PMA with the FDA, all of which together will comprise our PMA application. At this time, we have filed the first four modules. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to complete clinical testing or to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

    o    fines,

    o    injunctions,

    o    recall or seizure of products,

    o    withdrawal of marketing approvals or clearances,

    o    refusal of the FDA to grant clearances or approvals, and

    o    civil and criminal penalties.

         We also are required to demonstrate and maintain compliance with the Quality System Regulations, or QSR, for all of our products. The FDA enforces the QSR through periodic inspections, including a pre-approval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we, or any third-party manufacturer of our products does not conform to the QSR and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable laws, our business results may suffer.

         If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed. Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell our Pathfinder, Pathfinder Mini, Revelation, Revelation Tx and Tracer for mapping in the European Union. We have received CE mark certification to sell our Venaport, Vueport and Naviport guiding catheters in the European Union. We also received approval to sell our Pathfinder, Pathfinder Mini, Revelation, and Tracer in Japan and Australia, and to sell our Pathfinder, Tracer, Venaport, Vueport and Naviport in Canada. We also received CE mark certification in

August 1998, December 1998, and November 1999, to sell our Revelation, Revelation Tx and Revelation T-Flex microcatheters, respectively, for ablation of AF in the European Union. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive or maintain approval to affix the CE mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain or maintain such approvals. If we do not receive or maintain these approvals, our business could be harmed.

Difficulties presented by international factors could negatively affect our business

         A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

    o    export license requirements for our products,

    o    exchange rate fluctuations or currency controls,

    o changes in the regulation of medical products by the European Union or other international regulatory agencies,

    o    the difficulty in managing a direct sales force from abroad,

    o the financial condition, expertise and performance of our international distributors and any future international distributors,

    o    domestic or international trade restrictions, or

    o    changes in tariffs.

         Any of these factors here could damage our business results.

We derive a portion of our revenues from the sale of microcatheters in the European Union. The adoption of the Euro presents uncertainties for our international business

         In January 1999, some European countries that are part of the European Monetary Union, or EMU, introduced and adopted the new "Euro" currency. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our microcatheter products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

We may be unable to successfully commercialize our microcatheter products, as the industry for them is highly competitive

         The market for catheters to map and/or ablate AF and VT is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and freezing technologies. Other companies are also developing surgical procedures that physicians could potentially use to perform the open-heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered noncompetitive or obsolete, which would cause our business results to suffer.

         Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include Boston Scientific, through its EP Technologies division, C.R. Bard, Inc., Johnson & Johnson, through its Biosense-Webster division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias. These companies include Biosense-Webster, a division of Johnson & Johnson, Cardiac Pathways, Inc., and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT. These companies include Guidant Corporation, Medtronic, Inc., and St. Jude Medical, Inc., manufacturers of implantable defibrillators. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available before our competitors' products. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.

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

         In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc. We received a perpetual, worldwide license at no cost from Medtronic, Inc. to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. We have also licensed a proprietary surface coating material used on certain of our microcatheters.

         We cannot be certain that these licenses will continue to be available to us or will be available to us on reasonable terms. The loss of or inability to maintain any of these licenses could result in delays in commercial shipments until we could internally develop or identify, license and integrate equivalent technology. These delays would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to commercialize our products under development if they infringe existing patents or patents that have not yet issued.

         We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would stand in our way of obtaining a patent issuance. In addition, U.S. Congress recently amended the United States patent laws to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

         Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we are not certain that any licenses will be available to us at all, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target, Target does not indemnify us against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

If healthcare providers do not receive adequate reimbursement for procedures using our products, the market may not accept our products and our revenues may decline

         U.S. healthcare providers, including hospitals and physicians, that purchase microcatheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of health care providers to obtain satisfactory reimbursement for medical procedures in which our microcatheter systems are used. If these health care providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

         Third-party payors may deny reimbursement if they determine that a prescribed device (1) has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If we receive FDA clearance or approval, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payers. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would have a material adverse effect on our business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

         In March 2001, the U.S. Congress enacted, retroactive to January 2001, and we received, pass-through reimbursement allowance on all of our U.S. approved diagnostic and guiding catheter products, including the Pathfinder, Pathfinder Mini, Revelation, Tracer, Naviport, Vueport and Venaport. Pass-through reimbursement allows for the direct charging of a specific product for reimbursement.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs

         We currently manufacture our microcatheter systems in limited quantities for United States and international sales and for pre-clinical and clinical trials. However, we have no experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2001. We expect that, if U.S. sales for the Pathfinder and Revelation microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

    o    capacity constraints,

    o    production yields,

    o    quality control, and

    o    shortages of qualified personnel.

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

         Our facilities and manufacturing processes have recently undergone a successful annual recertification inspection by the European Notified Body in August 2000. In November 2000, the FDA conducted a QSIT-Audit of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

If our sole-source suppliers are unable to meet our demands, our business results will suffer

         We purchase certain key components for some of our products, from sole, single or limited source suppliers. For some of these components, there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure to obtain alternative vendors for any of the numerous components used to manufacture our products would limit our ability to manufacture our products. Any such limitation on our ability to manufacture our products would cause our business results to suffer.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline

         We have only limited experience marketing and selling our products in commercial quantities. On June 1, 2001, the Company and St. Jude, Daig Division mutually agreed to terminate, in its entirety, their distribution agreement, allowing for a transition period to transfer customer accounts back to the Company, which expires September 1, 2001. Therefore, we will be solely responsible for marketing and distributing our products in the United States. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

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

We may face product liability claims related to the use or misuse of our products

         We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. In 2000, we settled two claims, which were filed against us in 1999, for an aggregate amount of $32,500. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that coverage will continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We may experience power blackouts and higher electricity prices because of California's current energy crisis, which could disrupt our operations and increase our expenses

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue our operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

We do not intend to pay cash dividends on our stock

         We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares

         Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share and the NASD advised us that beginning on April 9, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD's decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the Nasdaq SmallCap Market.

         If we were to be delisted from the Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On May 3, 2001, the Company entered into agreements with 29 accredited investors to sell an aggregate of 11,746,916 shares of its common stock at a price of $0.58 per share in a private placement. In addition, the Company issued warrants to purchase an aggregate of 5,873,465 shares of its common stock at an exercise price of $0.87 per share. The warrants are redeemable by the Company if the Company's common stock closed at or above $1.16 for fifteen consecutive trading days. In connection with this transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for an aggregate of 1,174,691 shares of its common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6.2 million.

         The Company relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3 was filed with the SEC on July 3, 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a)   On May 10, 2001, the Company held its Annual Meeting of
               Stockholders.

         (b) As listed below, all of management's nominees for directors were elected at the meeting:

               Philip C. Radlick, Ph.D. -- 20,116,616 shares voted in favor, 240,646 against.

               Gabriel B. Vegh -- 20,181,451 shares voted in favor, 175,811 against.

               Neville J. Jeharajah -- 20,117,151 shares voted in favor, 240,111 against.

               Rodolfo C. Quijano, Ph.D. -- 20,117,151 shares voted in favor, 240,111 against.

         (c) (1) The proposal to approve six separate amendments to the Amended and Restated Certificate of Incorporation authorizing the Board of Directors, in its discretion, to effect one reverse stock split, ranging from a one-for-five reverse split to a one-for-ten reverse split of all of the issued and outstanding shares of its common stock was approved with 19,010,255 shares voting in favor, 1,296,232 shares voting against and 50,775 shares abstaining.

               (2) The proposal to increase the number of shares of authorized common stock from 50,000,000 to 75,000,000 was approved with 19,332,040 shares voting in favor, 943,237 shares voting against and 81,985 shares abstaining.

               (3) The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 was approved with 8,718,903 shares voting in favor, 1,197,069 shares voting against, 10,349,390 broker non votes and 91,900 shares abstaining.

               (4) The proposal to amend the Company's 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 was approved with 8,876,812 shares voting in favor, 860,695 shares voting against and 10,349,390 broker non votes and 270,365 shares abstaining. (5) The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001 was ratified with 20,253,742 shares voting in favor, 61,905 shares voting against and 41,615 shares abstaining.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   None.

         (b) No reports on Form 8-K were filed in the quarter ended June 30, 2001.

                                  CARDIMA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2001            CARDIMA, INC.

                                 /s/ Gabriel B. Vegh
                                 -----------------------------------------------
                                 GABRIEL B. VEGH
                                 Chairman, Chief Executive Officer and Director

                                 /s/ Ronald E. Bourquin
                                 -----------------------------------------------
                                 RONALD E. BOURQUIN
                                 Senior Vice President, Chief Financial Officer and Secretary