Form 10-Q
period 2001-09-30
CARDIMA INC
filed 2001-11-14
CIK 1022570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2001
                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to ____________________.

                         Commission File Number: 0-22419
                                                 -------

                                  CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                    94-3177883
--------------------------------------       ---------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                  Identification No.)


47266 Benicia Street, Fremont, CA                        94538-7330
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days. X    Yes _____ No
                                  ----

As of November 12, 2001 there were 37,548,210 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                      INDEX

PART I. .........................................................................................        3

ITEM 1.  FINANCIAL STATEMENTS ...................................................................        3
  CONDENSED BALANCE SHEETS ......................................................................        3
  CONDENSED STATEMENTS OF OPERATIONS ............................................................        4
  CONDENSED STATEMENTS OF CASH FLOWS ............................................................        5
  NOTES TO CONDENSED FINANCIAL STATEMENTS .......................................................        6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..       10

RESULTS OF OPERATIONS - THREE AND NINE-MONTH ENDED SEPTEMBER 30, 2001 AND 2000 ..................       11

LIQUIDITY AND CAPITAL RESOURCES .................................................................       14

PART II. OTHER INFORMATION ......................................................................       30

ITEM 2   Changes in Securities and Use of Proceeds ..............................................       30
ITEM 4.  Submission of Matters to a Vote of Security Holders ....................................       30
ITEM 6   Exhibits and Reports on Form 8-K .......................................................       30

SIGNATURES ......................................................................................       31

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                  CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   September 30,  December 31,
ASSETS                                                                                 2001           2000
                                                                                   (Unaudited)    (See Note 1)
                                                                                    -----------   ------------
Current assets:
     Cash and cash equivalents .................................................   $    6,026     $      1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $89 at September 30, 2001 and $124 at December 31, 2000 ............          276              221
     Inventories ...............................................................        1,358            1,663
     Other current assets ......................................................          391              240
                                                                                   ----------     ------------
         Total current assets ..................................................        8,051            3,448
Property and equipment, net ....................................................        1,452            1,803
Notes receivable from officers .................................................          558              514
Other assets ...................................................................          220              138
                                                                                   ----------     ------------
                                                                                   $   10,281     $      5,903
                                                                                   ==========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................   $    1,570     $      1,310
     Accrued compensation ......................................................          729              981
     Other current liabilities .................................................           60               31
     Capital lease obligation - current portion ................................          366              474
                                                                                   ----------     ------------
             Total current liabilities .........................................        2,725            2,796

Deferred rent ..................................................................           21               21
Capital lease obligation - noncurrent portion ..................................           89              192
Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 75,000,000 shares authorized,
     36,555,178 shares issued and outstanding at September 30, 2001;
     21,579,093 as of December 31, 2000; at amount paid in .....................       81,655           71,405
     Deferred compensation .....................................................           --              (26)
     Accumulated deficit .......................................................      (74,209)         (68,485)
                                                                                   ----------     ------------
        Total stockholders' equity .............................................        7,446            2,894
                                                                                   ----------     ------------
                                                                                   $   10,281     $      5,903
                                                                                   ==========     ============

            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three-month ended                      Nine-month ended
                                                                    September 30,                          September 30,
                                                          -----------------------------------    -------------------------------
                                                               2001               2000                2001               2000
                                                          ---------------    ----------------    ---------------     -----------
Net sales                                                 $           465    $           425     $         1,477     $      1,839
Cost of goods sold                                                    949                889               2,868            2,411
                                                          ---------------    ---------------     ---------------     ------------
         Gross profit (loss)                                         (484)              (464)             (1,391)            (572)
Operating expenses:
         Research and development                                   1,091              1,373               3,738            3,647
         Selling, general and administrative                        1,538              1,498               4,639            4,789
                                                          ---------------    ---------------     ---------------     ------------

                  Total operating expenses                          2,629              2,871               8,377            8,436
                                                          ---------------    ---------------     ---------------     ------------

Operating loss                                                     (3,113)            (3,335)             (9,768)          (9,008)
Interest and other income                                              37                 38                  93              182
Interest expense                                                      (14)               (91)                (49)            (305)
Gain on sale of intellectual property                                  --                 --               4,000               --
                                                          ---------------    ---------------     ---------------     ------------

Net loss                                                  $        (3,090)   $        (3,388)    $        (5,724)    $     (9,131)
                                                          ===============    ===============     ===============     ============

Basic and diluted loss per share                          $         (0.09)   $         (0.16)    $         (0.20)    $      (0.44)
                                                          ===============    ===============     ===============     ============

Shares used in computing basic and diluted
net loss per share                                                 34,641             21,547              28,469           20,564
                                                          ===============    ===============     ===============     ============

                 See accompanying notes to financial statements

     (1) In January 2001, we received $4,000,000 from Medtronic, Inc., representing the final payment on the transaction initiated in December 2000, whereby we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters

                                  CARDIMA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Nine months ended September 30,
                                                                                          (Unaudited)
                                                                                -------------------------------
                                                                                    2001              2000
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $    (5,724)         ($9,131)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                       655              769
     Amortization of deferred compensation                                                26              150
     Loss on disposal of assets                                                           30                2
       Changes in operating assets and liabilities:
         Accounts receivable                                                             (55)             362
         Inventories                                                                     305             (587)
         Other current assets                                                           (151)             (41)
         Notes receivable                                                                (44)            (129)
         Other assets                                                                    (82)            (118)
         Accounts payable                                                                260             (203)
         Accrued compensation                                                           (252)            (247)
         Other current liabilities                                                        29              (13)
         Deferred rent                                                                    --               17
                                                                                 -----------      -----------
             Net cash used in operating activities                                    (5,003)          (9,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of short-term investments                                            --              497
Capital expenditures                                                                    (252)            (250)
                                                                                 -----------      -----------
             Net cash used in investing activities                                      (252)             247

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases                                                 (293)            (615)
Principal payments under credit line                                                      --             (804)
Net proceeds from sale of common stock and warrant exercises                          10,250           10,989
Proceeds from sale/leaseback of capital equipment                                         --              146
                                                                                 -----------      -----------
             Net cash provided by financing activities                                 9,957            9,716
                                                                                 -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              4,702              794
                                                                                 ===========      ===========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,324              423
                                                                                 ===========      ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     6,026      $     1,217
                                                                                 ===========      ===========

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

The operating results for the three and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The accompanying balance sheet at December 31, 2000 has been derived from these audited financial statements.

2.  MANAGEMENT'S PLANS

As of September 30, 2001 the Company has approximately $6,026,000 in cash and cash equivalents, working capital of $5,326,000 and an accumulated deficit of $74,209,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least March 2002.

On January 26, 2000, the Company signed an exclusive three-year distribution agreement, "the agreement" with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division was to distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. St. Jude did not meet its minimum annual purchase quota for the first year under the distribution agreement. On June 1, 2001, the Company and St. Jude, Daig Division mutually agreed to terminate, in its entirety, the agreement, allowing for a transition period to transfer customer accounts back to the Company, which expired September 1, 2001. The transfer of these accounts required the Company to hire one additional sales representative in addition to two sales representatives the Company employed. The incremental expense for the increase in the sales force is expected to cost the Company approximately $250,000 a year.

The Company plans to market and distribute its products in the United States with a small direct sales force and plans to market and distribute its prodcuts internationally through distributors in selected countries who will sell the Company's products to physicians and hospitals.

In order to commercialize our products and continue operations, we will need to raise additional capital by March 2002. Our failure to raise additional capital to develop and market our products will cause our business to suffer and would cause the Company to cease operations.

3.   PRIVATE PLACEMENT

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,465 shares of common stock at an exercise price of $0.87 per share. These warrants are redeemable by the Company if the Company's common stock closes at $1.16 or above for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,691 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

In August 2001, the Company sold a total of 2,822,472 shares of common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 1,411,234 shares of common stock at exercise prices between $1.91 and $2.07 per share. These warrants are redeemable by the Company if the Company's common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $283,275 in cash and issued warrants, exercisable for 282,247 shares of common stock at exercise prices between $1.40 and $1.52 per share. The Company's net proceeds, after expenses of the placement, were approximately $3,400,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

On September 25, 2001, the Company announced that it intended to call for redemption, subject to certain criteria, its warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued on May 3, 2001 in connection with this private placement. The Company has set November 22, 2001 as the date of redemption for all unexercised warrants.

4.   INVENTORY

Inventory components are as follows (in thousands):

                                   September 30,        December 31,
                                       2001                 2000
                                   -------------        -------------
Inventories:                        (Unaudited)          (See Note 1)
         Raw materials             $       664          $        751
         Work-in-process                   159                    95
         Finished goods                    535          $        817
                                   -------------        -------------
                                   $     1,358          $      1,663

                                   =============        =============

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $323,000 and $212,000 at September 30, 2001 and December 31, 2000, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

7.   REVENUE RECOGNITION

The Company recognizes revenue from two types of customers, end users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

8.   RECENT ACCOUNTING PRONONCEMENTS

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final Standards resulting from its deliberations on the business combinations project. The FASB issued Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 which will be effective for any business combinations initiated after September 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption of the new standard. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected have a significant impact on our financial position at transition.

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

OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping, or diagnosis, and ablation, or treatment, of cardiac arrhythmias. The Company has generated revenues of approximately $12.4 million from inception to September 30, 2001. Until January 1997, these revenues were primarily in Europe and Japan from sales of our Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and our Revelation microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and Revelation lines of microcatheters for diagnosis of VT and AF, respectively, following FDA 510(k) clearance. In January 2000, the Company signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, or St. Jude. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level and on June 1, 2001, the agreement was terminated in its entirety, with a transition period until September 1, 2001. The Company plans to market and distribute its products in the United States with a small direct sales force and distributors in selected countries who will sell the Company's products to physicians and hospitals. To date, the Company's international sales have been made through a small direct sales force and plans to market and distribute its products internationally through distributors in selected countries who sell the Company's products to physicians and hospitals. European sales consist primarily of the Pathfinder microcatheter lines for diagnosis of VT and Revelation lines of microcatheters for diagnosis and treating of AF.

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

The Company recently refocused its efforts to complete its phase III clinical trials in the United States for the treatment of AF with the Revelation Tx microcatheter system. Since the refocus on the phase III clinical trial, the Company has completed four of the five necessary modules required for completing the Pre-market approval (PMA) process necessary to sell the Revelation Tx in the United States. In October 2001, two of the completed modules were accepted and closed by the FDA.

The Company began a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of AF originating in the pulmonary veins. To date, 16 patients have been treated at three sites. The Company expects to expand this trial to a total of five sites in Germany. The Company plans to seek CE mark approval for the REVELATION Helix before the end of 2001.

The Company has a limited history of operations and has experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, preclinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

The Company recognizes revenue from two types of customers, end users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

RESULTS OF OPERATIONS - THREE AND NINE-MONTH ENDED SEPTEMBER 30, 2001 AND 2000

Net Sales

Net sales for the quarter ended September 30, 2001 increased 9% to $465,000 from $425,000 for the same period in 2000. This 9% increase was primarily a result of increased sales of therapeutic products in Europe. Net sales for the nine-month period ended September 30, 2001 decreased 20% to $1,477,000 from $1,839,000 for the same period in 2000. Sales in the United States for the quarter ended September 30, 2001 decreased 37% to $139,000 from $220,000 in the same period in 2000. United States sales for the nine-month period ended September 30, 2001 decreased 37% to $588,000 from $925,000 in the same period in 2000. The decreases were primarily the result of the termination of the exclusive distribution agreement with Daig, which expired on June 1, 2001. The Agreement allowed for a transition period to transfer customer accounts back to the Company by September 1, 2001. The transfer of these accounts required the Company to hire one additional sales representative in addition to two sales representatives the Company employed. The incremental expense for the increase in the sales force is expected to cost the Company approximately $250,000 a year.

The Company plans to market and distribute its products in the United States with its small direct sales force and plans to market and distribute its products internationally through distributors in selected countries who sell the companies products to physicians and hospitals. International sales for the quarter ended September 30, 2001 increased 59% to $326,000 from $205,000 in the same period in 2000. The increase was primarily the result of expanding our diagnostic product line in Japan as a result of higher reimbursements within their healthcare system for certain products and incorporating additional distribution channels in Europe. International sales for the nine-month period ended September 30, 2001 decreased 3% to $889,000 from $914,000 in the same period in 2000. The decrease in international sales for the nine-month period was primarily attributable to reductions in the European direct sales force in the first quarter of 2001 to reduce expenses.

The Company has decided to focus its resources on the completion of the Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 2001 increased 7% to $949,000 from $889,000 for the same period in 2000. Cost of goods sold for the nine-month period ended September 30, 2001 increased 19% to $2,868,000 from $2,411,000 in 2000. This increase in both periods was primarily due to increased inventory reserves and fixed costs being allocated over lower manufacturing volume. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the third quarter of 2001.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions for the quarter ended September 30, 2001 decreased 21% to $1,091,000 from $1,373,000 for the same period in 2000. Research and development expenses, including regulatory and clinical functions for the nine-month period ended September 30, 2001 increased 3% to $3,738,000 from $3,647,000 for the same period in 2000. Research and development expense for the quarter ended September 30, 2001 decreased 44% to $434,000 from $779,000 for the same period in 2000, as programs not related to the AF clinical trial were postponed and the research and development group transferred costs for REVELATION Helix microcatheter systems to clinical trial expense. Research and development expense for the nine-month period ended September 30, 2001 decreased 22% to $1,652,000 from $2,114,000 for the same period in 2000. Regulatory and clinical expenses for the quarter ended September

30, 2001 increased 11% to $657,000 from $594,000 for the same period in 2000. Regulatory and clinical expenses for the nine-month period ended September 30, 2001 increased 36% to $2,086,000 from $1,533,000 for the same period in 2000. The increase in both periods is primarily due to patient enrollment costs associated with the Phase III clinical trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2001 increased 3% to $1,538,000 from $1,498,000 for the same period in 2000. Selling, general and administrative expenses for the nine-month ended September 30, 2001 decreased 3% to $4,639,000 from $4,789,000 for the same period in 2000.
General and administrative expenses for the quarter ended September 30, 2001 increased 30% to $1,032,000 from $796,000 for the same period in 2000. General and administrative expenses for the nine-month ended September 30, 2001 increased 25% to $2,816,000 from $2,250,000 for the same period in 2000. The increase in general and administrative expenses in both periods is due to increased spending for public and investor relations activities. Selling expenses for the quarter ended September 30, 2001 decreased 24% to $422,000 from $552,000 for the same period in 2000. Selling expenses for the nine-month period ended September 30, 2001 decreased 24% to $1,473,000 from $1,942,000 for the same period in 2000. Selling expenses decreased in both periods due staffing reductions as the Company entered into an exclusive distribution agreement with Diag, which was mutually terminated in its entirety on September 1, 2001. The Company plans to sell its products with a small direct sales force and plans to hire one additional sales representative with an expected incremental expense of approximately $250,000 a year. Marketing expenses for the quarter ended September 30, 2001 decreased 44% to $84,000 from $150,000 for the same period in 2000. Marketing expenses for the nine-month ended September 30, 2001 decreased 41% to $350,000 from $597,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2001 decreased to $37,000 from $38,000 for the same period in 2000. Interest and other income for the nine-months ended September 30, 2001 decreased to $93,000 from $182,000 for the same period in 2000. The decrease in both periods was primarily due to lower interest rates, and lower average cash balances.

Interest Expense

Interest expense for the quarter ended September 30, 2001 decreased to $14,000 from $91,000 for the same period in 2000. Interest expense for the nine-months ended September 30, 2001 decreased to $49,000 from $305,000 for the same period in 2000. This decrease was primarily due to the payoff of debt of approximately $2,000,000 and the expiration and payoff of certain capital equipment leases.

Gain on the Sale of Intellectual Property

The gain on the sale of certain intellectual property is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, $4,000,000 of which was recognized in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date, principally through private placements of equity securities, which have yielded net proceeds of $68,000,000 through September 30, 2001, our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000 and equipment leases to finance certain capital equipment, which have provided proceeds in the amount of $4,700,000. As of September 30, 2001, the Company had approximately $6,026,000 in cash and cash equivalents.

Net cash used in operating activities was approximately 5,003,000 compared to the net cash used of $9,169,000 for the three months ended September 30, 2001 and 2000, respectively. The change is related to restructuring efforts and the $4,000,000 gain on the sale of certain intellectual property recognized in January 2001. Net cash provided by financing activities was approximately 9,957,000 compared to $9,716,000 provided by financing activities for the three months ended September 30, 2001 and 2000, respectively. This change was primarily due to the sale of equity securities in private placement transactions.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 2000 the Company had paid off both the line of credit and certain equipment leases in full.

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,465 shares of common stock at an exercise price of $0.87 per share. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,691 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

In August 2001, the Company sold a total of 2,822,472 shares of common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 1,411,234 shares of common stock at exercise prices between $1.91 and $2.07 per share. These warrants are redeemable by the Company if the Company's common stock closes at at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $283,275 in cash and issued warrants, exercisable for 282,247 shares of common stock at an exercise price of between $1.40 and $1.52 per share. The Company's net proceeds, after expenses of the placement, were approximately $3,400,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

On September 25, 2001, the Company announced that it intended to call for redemption, subject to certain criteria, its warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued on May 3, 2001 in connection with this private placement. The Company has set November 22, 2001 as the date of redemption for all unexercised warrants.

The Company's future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. Since inception, the Company has an accumulated deficit of approximately $74.0 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. The Company believes that available cash will be sufficient to meet the Company's cash requirements through at least March 2002. The Company will require additional financing. There can be no assurance however, that such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and would cause the Company to cease operations.

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

         Our net losses were approximately $3.0 million for the quarter ended September 30, 2001, compared to $3.4 million for the same period in 2000, respectively. As of September 30, 2001, our accumulated deficit was approximately $74.0 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

We will need to raise capital in the future that could have a dilutive effect on your investment

         In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. On May 3, 2001, we received net proceeds of approximately $6.2 million from certain investors in a private placement of 11,746,916 shares of our common stock. Additionally, we issued redeemble warrants to purchase up to an aggregate of 5,813,465 shares of our common stock at an exercise price per share of $0.87. On August 9, 10 and 13, 2001, we received approximately $3.4 million from certain investors in a private placement of 2,822,472 shares of common stock. In addition, we issued redeemable warrants to purchase up to an aggregate of 1,441,234 shares of common stock at exercise prices of between $1.91 and $2.07. Any sale by us of additional shares of stock will further dilute your percentage ownership in us.

         On September 24, 2001, we elected to redeem the warrants issued on May 2001 for $.001 per warrant share. We expect that if all of the May 2001 warrants are exercised prior to the redemption date of November 22, 2001, we will receive aggregate proceeds of approximately $5,109,907, before expenses.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to fail

         We will need to raise additional capital in order to complete the clinical trials for, and market, our microcatheter systems. In addition, we may have to spend additional funds if unforeseen difficulties arise in the course of developing our products, performing clinical trials, obtaining necessary regulatory clearances and approvals or performing other aspects of our business. We cannot be certain that additional funding will be available to us when needed, if at all, or, if available, on terms attractive to us. Our inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our microcatheter products, or to license to third parties the rights to commercialize products or technologies that we would otherwise try to develop and market ourselves. Our failure to raise this additional capital when needed could cause us to cease our operations. Debt financing, if available, may involve restrictive covenants. We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, private placement of securities, loan-facilities and the sale of certain of our patents and other intellectual property. As of September 30, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $6.0 million. On May 3, 2001 and on August 9, 10 and 13, 2001 we received net proceeds of approximately $6.2 million and $3.4 million from private placements. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sale of a portion of our intellectual property to Medtronic, as well as sales of our products and from financing, will be sufficient to fund our operating expenses, debt obligations and capital requirements through March 2002.

We rely on our contractual rights to access third-party data. Our inability to either access this data, or the FDA's refusal to accept it in a filing, will delay the commercialization of our products and cause our business results to suffer

         We often rely on our contractual rights in our agreements with clinical investigators, or clinical research organizations to access data collected by others in phases of our clinical trials. We depend on the continued performance by these third parties of their contractual obligations to provide access and cooperate with us in completing filings with the FDA. We cannot be certain that the FDA will permit our reliance on these third parties because if we are unable to rely on clinical data collected by others, or if these third parties do not perform their contractual duties, the FDA may require us to repeat clinical trials. Either of these scenarios could significantly delay commercialization of our products, require us to spend more money on our clinical trials and cause our business results to suffer.

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

         We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of AF. We completed the mapping phase of this feasibility study in August 1997 and the AF ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the AF study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III trial requires 80 patients to be treated in up to 20 centers. Additionally, we recently began a clinical trial in Germany involving our REVELATION Helix Microcatheter in the treatment of AF originating from the pulmonary veins. We also received approval for an IDE to begin clinical testing of our Therastream microcatheter system for VT ablation in December 1999 and approval to expand that trial in 2000. We have postponed the clinical feasibility trial for the Therastream microcatheter system for ablation of VT, to focus on completing our AF Phase III clinical trial.

          We must complete the AF Phase III clinical trial in order to gather data for the completion of our pre-market approval, or PMA, application to the FDA for our AF ablation product. Currently, we anticipate completing enrollment in our Phase III trial at the end of the calendar year. Further, we anticipate filing our completed PMA application in mid 2002. We have no estimate as to when, or if, we will resume the clinical trial for our Therastream microcatheter system. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources. In addition, if we resume the clinical trial for our Therastream microcatheter system, the completion of this clinical trial could take several years. For the Therastream clinical trial, there can be no assurance that:

     .    necessary IDEs will be granted by the FDA,

     .    human clinical trials will be completed,

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

          The Company began a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of AF originating in the pulmonary veins. To date, 16 patients have been treated at three sites. The Company expects to expand this trial to a total of five sites in Germany. The Company plans to seek CE mark approval for the REVELATION Helix before the end of 2001.

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

          .    drugs,

          .    external electrical shock to restore normal heart rhythms and defibrillation,

          .    implantable defibrillators,

          .    purposeful destruction of the atrio-ventricular, or AV, node followed by implantation of a pacemaker, and

          .    open-heart surgery known as the "maze" procedure.

       Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of AF or VT. If our clinical data and other studies do not show that our products are safe and effective, the FDA will not approve our products for sale. If our products are not approved, we will not be able to enter the market and our revenues will decline.

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

       In March 2001, the FDA allowed us to file a modular PMA for our Revelation Tx in Phase III trial. Under the modular PMA submission, we will file five separate segments of the PMA with the FDA, all of which together will comprise our PMA application. At this time, we have filed the first four modules, two of which have been accepted and closed by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. The acceptance and closure of any module does not permit us to market our product. All five modules must be completed and accepted. Our failure to complete clinical testing or to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to successfully commercialize our microcatheter products, as the electrophysiology industry is highly competitive

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

     Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, C.R. Bard, Inc., Johnson & Johnson, through its Biosense-Webster division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias. These companies include Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT. These companies include Guidant Corporation, Medtronic, Inc., and St. Jude Medical, Inc., manufacturers of implantable defibrillators. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available before our competitors' products. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.

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

     In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc. We received a perpetual, worldwide license at no cost from Medtronic, Inc. to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. We have also licensed a proprietary surface coating material used on certain of our microcatheters from another vendor.

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

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs

     We currently manufacture our microcatheter systems in limited quantities for United States and international sales and for pre-clinical and clinical trials. However, we have no experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2002. We expect that, if U.S. sales for the Pathfinder and Revelation microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

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

     Our facilities and manufacturing processes have undergone a successful annual recertification inspection by the European Notified Body in August 2000. In November 2000, the FDA conducted a QSIT-Audit of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline

We have only limited experience marketing and selling our products in commercial quantities. On January 26, 2000, the Company signed an exclusive three-year distribution agreement, "the agreement" with St. Jude Medical Corporation, or St. Jude, whereby St. Jude's Daig Division was to distribute Cardima's diagnostic products in the United States. The distribution agreement included an equity investment by St. Jude. St. Jude did not meet its minimum annual purchase quota for the first year under the distribution agreement. On June 1, 2001, the Company and St. Jude, Daig Division mutually agreed to terminate, in its entirety, the agreement, allowing for a transition period to transfer customer accounts back to the Company, which expired September 1, 2001. As a result, the Company is marketing and distributing its products in the United States with a small direct sales force and distributors in selected countries who will sell the Company's products to physicians and hospitals.

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

     If we were to be delisted from the Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market.

PART II. OTHER INFORMATION

ITEM 2   Changes in Securities and Use of Proceeds

         On May 3, 2001, we entered into agreements with 29 accredited investors to sell an aggregate of 11,746,916 shares of its common stock at a price of $0.58 per share in a private placement. In addition, we issued warrants to purchase an aggregate of 5,873,465 shares of its common stock at an exercise price of $0.87 per share. The warrants are redeemable by us if our Company's common stock closed at or above $1.16 for fifteen consecutive trading days. In connection with this transaction, we paid approximately $510,988 in cash and issued warrants, exercisable for an aggregate of 1,174,691 shares of its common stock at an exercise price of $0.64 per share. Our net proceeds, after expenses of the placement, were approximately $6.2 million.

         We relied on the exemption provided by Rule 506 under Regulation D and
         Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3 was filed with the SEC on July 3, 2001 and was declared effective on August 22, 2001.

         On August 9, 10 and 13, 2001, we entered into agreements with eleven accredited investors to sell an aggregate of 2,822,472 shares of common stock at prices between $1.27 and $1.38. In addition, we issued warrants to purchase an aggregate of 1,411,234 shares of our common stock at an exercise price of between $1.91 and $2.07 per share. These warrants are redeemable by us if our common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. In connection with this transaction, we paid approximately $283,275 in cash and issued warrants exercisable for 282,247 shares of common stock at an exercise price of between $1.40 and $1.52 per share. Our net proceeds, after expenses of the placement were approximately $3,400,000.

         We relied on the exemption provided by Rule 506 under Regulation D and
         Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3 was filed with the SEC on October 12, 2001.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 6   Exhibits and Reports on Form 8-K

         (a)    None.

         (b)    A report on Form 8-K, was filed August 23, 2001.

                                  CARDIMA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   November 14, 2001               CARDIMA, INC.


                                        /s/ GABRIEL B. VEGH
                                        ----------------------------------------
                                        GABRIEL B. VEGH
                                        Chairman, Chief Executive Officer and
                                        Director


                                        /s/ RONALD E. BOURQUIN
                                        ----------------------------------------
                                        RONALD E. BOURQUIN
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary