Form 10-Q/A
period 2001-03-31
CARDIMA INC
filed 2002-01-09
CIK 1022570

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

                         Commission File Number: 0-22419
                                                 -------

                                  CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


              Delaware                                      94-3177883
----------------------------------                ------------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)


47266 Benicia Street, Fremont, CA                           94538-7330
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.  X   Yes _______No
                                   ---
As of May 7, 2001, there were 33,387,100 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                      INDEX

PART I. ..........................................................................................................    3
------

   ITEM 1.  FINANCIAL STATEMENTS .................................................................................    3
   -----------------------------
     Condensed Balance Sheets as of March 31, 2001 and December 31, 2000 .........................................    3
     Condensed Statements of Operations for the three months ended March 31, 2001 and 2000 .......................    4
     Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000 .......................    5
     NOTES TO CONDENSED FINANCIAL STATEMENTS .....................................................................    6
     ---------------------------------------
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................    8
   ----------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000 ...............................................   10
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES ..................................................................................   12
-------------------------------
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................................   28
   -------------------------------------------------------------------

PART II. OTHER INFORMATION .......................................................................................   29
-------- -----------------

   ITEM 1.  Exhibits and Reports on Form 8-K .....................................................................   29
   -------  --------------------------------

SIGNATURES .......................................................................................................   30
----------

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                  CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                    March 31,             December 31,
                                                                                      2001                    2000
ASSETS                                                                             (Unaudited)            (See Note 1)
                                                                                 ----------------        ---------------
Current assets:
     Cash and cash equivalents ................................................. $       1,699           $       1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $130 at March 31, 2001 and $124 at December 31, 2000 ...............           253                     221
     Inventories ...............................................................         1,353                   1,663
     Other current assets ......................................................           211                     240
                                                                                 ----------------        ---------------
         Total current assets ..................................................         3,516                   3,448
Property and equipment, net ....................................................         1,609                   1,803
Notes receivable from officers .................................................           532                     514
Other assets ...................................................................           112                     138
                                                                                 ----------------        ---------------
                                                                                 $       5,769           $       5,903
                                                                                 ================        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................... $         928           $       1,310
     Accrued compensation ......................................................           611                     981
     Other current liabilities .................................................            45                      31
     Capital lease obligation - current portion ................................           457                     474
                                                                                 ----------------        ---------------
         Total current liabilities .............................................         2,041                   2,796

Deferred rent ..................................................................            21                      21
Capital lease obligation - noncurrent portion ..................................            76                     192
Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000 shares authorized, 21,640,184 shares issued and outstanding at March 31, 2001; 21,579,093 as of
     December 31, 2000; at amount paid in ......................................        71,425                  71,405
     Deferred compensation .....................................................            (1)                    (26)
     Accumulated deficit .......................................................       (67,793)                (68,485)
                                                                                 ----------------        ---------------
         Total stockholders' equity ............................................         3,631                   2,894
                                                                                 ----------------        ---------------
                                                                                 $       5,769           $       5,903
                                                                                 ================        ===============

            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                              Three months ended March 31,
                                                                      (Unaudited)
                                                           ----------------------------------
                                                               2001                 2000
                                                           -------------        -------------
Net sales                                                  $         539        $         669
Cost of goods sold                                                   974                  846
                                                           -------------        -------------
         Gross margin                                               (435)                (177)

Operating expenses:
         Research and development                                  1,357                1,166
         Selling, general and administrative                       1,509                1,569
                                                           -------------        -------------
                  Total operating expenses                         2,866                2,735
                                                           -------------        -------------

Operating loss                                                    (3,301)              (2,912)

Interest and other income                                             12                   53
Interest expense                                                     (19)                (111)
Gain on sale of intellectual property                              4,000                   --
                                                           -------------        -------------

Net income (loss)                                          $         692        $      (2,970)
                                                           =============        =============

Basic net income (loss) per share                          $        0.03        $       (0.16)
                                                           =============        =============

Diluted net income (loss) per share                        $        0.03        $       (0.16)
                                                           =============        =============

Shares used net income (loss) basic                               21,620               18,674
                                                           =============        =============

Shares used net income (loss) diluted                             21,620               18,674
                                                           =============        =============

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

                                 CARDIMA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Three months ended March 31,
                                                                            (Unaudited)
                                                                     ----------------------------
                                                                          2001          2000
                                                                     ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $    692      ($ 2,970)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                           224           252
     Amortization of deferred compensation                                    25            50
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (32)          118
         Inventories                                                         310            30
         Other current assets                                                 29            (8)
         Notes receivable                                                    (18)           (5)
         Other assets                                                         26           (16)
         Accounts payable                                                   (382)         (253)
         Accrued compensation                                               (370)         (224)
         Other current liabilities                                            14             9
         Deferred rent                                                        --             6
                                                                        --------      --------
             Net cash provided by (used) in operating activities             518        (3,011)

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities and sales of short-term investments                                --           497
Capital expenditures                                                         (30)          (22)
                                                                        --------      --------
             Net cash provided by (used in) investing activities             (30)          475

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital leases and credit line                     (133)         (473)
Net proceeds from sale of common stock and warrant exercises                  20        10,908
Proceeds from sale/leaseback of capital equipment                             --            94
                                                                        --------      --------
             Net cash provided by (used in) financing activities            (113)       10,529
                                                                        --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    375         7,993
                                                                        ========      ========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,324           423
                                                                        ========      ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,699      $  8,416
                                                                        ========      ========

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

2.  MANAGEMENT'S PLANS

As of March 31, 2001 the Company has approximately $1,699,000 in cash and cash equivalents, working capital of $1,475,000 and an accumulated deficit of $67,793,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources, in addition to the May 2001 private placement, will permit it to meet its capital and operational requirements through at least July 2002.

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

In order to commercialize our products and continue operations, we will need to raise additional capital by mid - 2002. Our failure to raise additional capital to develop and market our products will cause our business to suffer and would cause the Company to cease operations.

3.  SUBSEQUENT EVENTS - PRIVATE PLACEMENT

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

4.  INVENTORY

Inventory components are as follows (in thousands):

                                              March 30,       December 31,
                                                2001             2000
                                            -------------    -------------
Inventories:                                 (Unaudited)      (See Note 1)
         Raw materials                          $  681           $  751
         Work-in-process                           107               95
         Finished goods                            565              817
                                                ------           ------
                                                 1,353           $1,663
                                                ======           ======

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $220,000 and $212,000 at March 31, 2001 and December 31, 2000, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

6.  RESTRUCTURING

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing over all operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of March 31, 2001 only $116,000 remained as a liability for severance payable to the affected employees. The remaining liability is expected to be paid through August 31, 2001, and no additional expenses are expected to be incurred related to this reduction in force. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for cost of goods sold. The affected employees were not covered by employment contracts that required severance payments.

7.  NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

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

We have recently refocused our efforts on completing our phase III clinical trial in the United States to treat AF with the REVELATION Tx microcatheter system.

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

RESULTS OF OPERATIONS - THREE MONTH ENDED March 31, 2001 AND 2000

Net Sales

Net sales for the quarter ended March 31, 2001 decreased 19% to $539,000 from $669,000 for the same period in 2000. The decrease was primarily the result of converting the United States direct sales force to an exclusive distribution agreement with Daig and restructuring within the sales and marketing departments. Sales in the United States for the quarter ended March 31, 2001 decreased 11% to $250,000 from $282,000 in the same period in 2000. International sales for the quarter ended March 31, 2001 decreased 25% to $289,000 from $387,000 in the same period in 2000. This decrease was primarily attributable to reductions in the European direct sales force to reduce expenses. Accounts receivable increased 14% to $253,000 at March 31, 2001 from $221,000 at December 31, 2000 while the related allowance for doubtful accounts increased 5% or $6,000 over the same period.

As of February 1, 2001, the distribution agreement with Daig reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level. Therefore, we will be marketing and distributing our products with a small direct sales force along with Daig in the United States.

Management has made a conscious decision to focus its resources on the completion of the Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 2001 increased 15% to $974,000 from $846,000 for the same period in 2000. This increase was primarily due to fixed costs being allocated over lower manufacturing volume and a one time charge of $25,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 14 full-time and temporary manufacturing and operation positions. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the first quarter of 2001. Inventory reserves for excess and obsolete inventory increased $8,000 from December 31, 2000 to March 31, 2001. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements. When the Company writes off specific inventory or has determined that inventory is obsolete, the inventory is subsequently disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the quarter ended March 31, 2001 decreased 13% to $628,000 from $718,000 for the same period in 2000. The decrease is due to restructuring efforts to focus resources on completing the development of our REVELATION Tx microcatheter system for AF ablation, as well as postponing certain projects not related to the Phase III clinical trial. Regulatory and clinical expenses increased 62% to $729,000 from $448,000 in the same period in 2000. The increased costs are related to our efforts to enroll patients for the Phase III clinical trial and a one time charge of $157,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 4 full-time and temporary research and development positions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased 4% to $1,509,000 from $1,569,000 for the same period in 2000. General and administrative expenses for the quarter ended March 31, 2001 increased 37% to $890,000 from $648,000 for the same period in 2000. This increase was primarily due a one time charge of $116,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of full-time and temporary general and administrative positions as well as shifting the allocation of certain functions into the general and administrative category. Selling expenses for the quarter ended March 31, 2001 decreased 31% to $483,000 from $698,000 for the same period in 2000 primarily due to a reduction in sales staffing. Marketing expenses for the quarter ended March 31, 2001 decreased 39% to $136,000 from $223,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

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

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of our workforce, with the objective of re-aligning resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing over all operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and benefits of $9,000; and as of March 31, 2001 only $116,000 remained as a liability for severance payable to employees. The remaining liability is expected to be paid through August 31, 2001, and no additional expenses are expected to be incurred related to this reduction in work force. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for costs of goods sold. The affected employees were not covered by employment contracts that required severance payments.

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

The Company's future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which the Company's products gain market acceptance and competitive developments. Since inception, the Company has an accumulated deficit of approximately $67.8 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. The Company believes that available cash will be sufficient to meet the Company's cash requirements through at least July 2002. The Company will require additional financing. There can be no assurance however, that such additional financing will be available on terms acceptable to the Company, if at all. The Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and would cause the Company to cease operations.

FACTORS AFFECTING FUTURE RESULTS

We have sold a limited number of our microcatheter products and we will continue to incur substantial costs in bringing our microcatheter products to market.

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

         Our net losses were approximately $7.8 million, $14.0 million and $16.2 million for 2000, 1999 and 1998 respectively. Our net losses were approximately $3.3 million for the quarter ended March 31, 2001, before the gain on the sale of certain patents to Medtronic, Inc., compared to $2.9 million for the same period in 2000, respectively. As of March 31, 2001, our accumulated deficit was approximately $67.8 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

We will need to raise capital in the future that could have a dilutive effect on your investment.

         In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. On May 3, 2001, we received net proceeds of approximately $6.2 million from certain investors in a private placement of 11,746,916 shares of our common stock. Additionally, we issued redeemble warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. Any sale by us of additional shares of stock will further dilute your percentage ownership in us.

Our failure to raise additional capital to develop and market our microcatheter systems will cause our business to fail.

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

         We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, private placements of securities, loan facilities and the sale of certain of our patents and other intellectual property. As of March 31, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $1.6 million. We received the final payment of $4,000,000 from Medtronic on January 31, 2001. On May 3, 2001, we received net proceeds of approximately $6.2 million from a private placement. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sale of a portion of our intellectual property to Medtronic, as well as sales of our products and from financings, will be sufficient to fund our operating expenses, debt obligations and capital requirements through July 2002. However, there can be no assurance that we can obtain additional funding after such date.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

         As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can be operated profitably in the future.

We rely on third-parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data or the FDA refuses to accept the data in a filing, the commercialization of our products will be delayed and our business will be harmed.

         We often rely on third-parties, such as hospital and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access and cooperate with us in completing filings with the FDA. In order for the FDA to accept and rely on the data of a filing, the data collection, analysis and summarization must meet FDA standards. We cannot be certain that the clinical data collected by the third-parties meet FDA standards. If we are unable to rely on the clinical data collected by third-parties, or if these third-parties do not perform their contractual obligations, the FDA may require us to repeat our clinical trials. This could significantly delay commercialization of our products, require us to spend additional money on our clinical trials and harm our business.

We cannot assure the safety or effectiveness of our products. We are in an early stage of our product development.

         To date, we have received 510(k) pre-market clearances from the FDA with respect to our Pathfinder and Pathfinder Mini microcatheter systems for venous mapping of ventricular tachycardia, and our REVELATION microcatheter system for mapping the atria of the heart. We also received FDA 510(k) clearance for our Venaport, Vueport and Naviport guiding catheters and our Tracer microcatheter for mapping ventricular tachycardia.

         We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this feasibility study in August 1997 and the atrial fibrillation ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the atrial fibrillation study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III trial requires 80 patients to be treated in up to 20 centers. Additionally, we recently began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. We also received approval for an IDE to begin clinical testing of our Therastream microcatheter system for ablation of ventricular tachycardia in December 1999 and approval to expand that trial in 2000. We have postponed the clinical feasibility trial for the Therastream microcatheter system for ablation of ventricular tachycardia to focus on completing our atrial fibrillation Phase III clinical trial.

         We must complete the atrial fibrillation Phase III clinical trial in order to gather data for the completion of our pre-market approval, or PMA, application to the FDA for our atrial fibrillation ablation product. Currently, we anticipate approval for our REVELATION Tx before the end of 2002. We have no estimate as to when, or if, we will resume the clinical trial for our Therastream microcatheter system. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources. In addition, if we resume the clinical trial for our Therastream microcatheter system, the completion of this clinical trial could take several years. For the Therastream clinical trial, there can be no assurance that:

     .   necessary IDEs will be granted by the FDA,

     .   human clinical trials will be completed,

     . human clinical studies will validate the results of our pre-clinical studies, or

     . human clinical trials will demonstrate that our products are safe and effective.

     . In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance.

         Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations.

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

         The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive elements in our market. In addition, the length of time required for products to be developed and to receive regulatory approval and, in some cases, reimbursement approval are important competitive factors. Existing treatments with which we must compete include:

     .   drugs,

     . external electrical shock to restore normal heart rhythms and defibrillation,

     .   implantable defibrillators,

     . purposeful destruction of the atrio-ventricular, or AV, node followed by implantation of a pacemaker, and

     .   open-heart surgery known as the "maze" procedure.

         Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of atrial fibrillation or ventricular tachycardia. If our clinical data and other studies do not show that our products are safe and effective, the FDA will not approve our products for sale. If our products are not approved, we will not be able to enter the market and our revenues will decline.

None of our ablation products has received regulatory approval in the United States. Our failure to receive these approvals will harm our business and cause the value of your investment to decline.

         None of our products, currently in development for the ablation of atrial fibrillation or ventricular tachycardia, has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our products and their associated procedures will ultimately gain any significant degree of market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and, at an undetermined future date, ventricular tachycardia, our failure to successfully commercialize these systems would harm our business and cause the value of your investment to decline.

Reuse of our single-use products could cause our revenues to decline.

         Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See "Risk Factor - We may face product liability claims related to the use or misuse of our products."

We must obtain governmental approvals or clearances before we can sell our products.

         Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

     .   product design and development,

     .   product testing,

     .   product labeling,

     .   product storage,

     .   premarket clearance and approval,

     .   advertising and promotion, and

     .   product sales and distribution.

         Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from applicable governmental authorities, which we cannot guarantee. In the United States, we must obtain 510(k) pre-market notification clearance or a PMA from the FDA in order to market a product. We have received 510(k) pre-market notification clearances for our Pathfinder, Pathfinder Mini and Tracer microcatheter systems for mapping ventricular tachycardia and for the REVELATION microcatheter system for mapping atrial fibrillation. Currently, the timing to receive 510(k) clearance is approximately 120 days and PMA approval is six to 12 months, but timing can be uncertain and the actual process may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

         We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III pivotal study. We filed an additional feasibility IDE application for the Therastream microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the Therastream clinical trial, while we focus on completing our atrial fibrillation Phase III clinical trial. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our

Phase III trial for ablation of atrial fibrillation will provide us with data and information that supports a PMA.

         In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III trial. Under the modular PMA submission, we will file five separate segments of the PMA with the FDA, all of which together will comprise our PMA application. At this time, we have filed one module. The modular PMA submission process generally reduces the time for FDA approval by allowing an applicant to submit data required for completion of the trial to the FDA on an ongoing basis. Instead of waiting until the last patient is treated and then submitting all the necessary modules in one complete submission, we can submit sections or modules required for the PMA filing as we go. In addition, dialogue with the FDA during the modular submission process allows us to fine tune our submission. Closure and acceptance of any one module does not allow marketing of any part of the product. We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to complete clinical testing or to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

If we do not comply with applicable domestic laws and regulations after obtaining approvals or clearances, our business results may suffer.

        After approval or clearance, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

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

        Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our devices in the member countries of the European Union, we are required to obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell our Pathfinder, Pathfinder Mini, REVELATION, REVELATION Tx and Tracer for mapping in the European Union. We have received CE mark certification to sell our Venaport, Vueport and Naviport guiding catheters in the European Union. We also received approval to sell our Pathfinder, Pathfinder Mini, REVELATION, and Tracer in Japan and Australia, and to sell our Pathfinder, Tracer, Venaport, Vueport and Naviport in Canada. We also received CE mark certification in August 1998, December 1998, and November 1999, to sell our REVELATION, REVELATION Tx and REVELATION T-Flex microcatheters, respectively, for ablation of atrial fibrillation in the European Union. We intend to submit data in support of additional CE mark applications. There can be no assurance we will be successful in obtaining or maintaining the CE mark for these products, as the case may be. Failure to receive or maintain approval to affix the CE mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain or maintain such approvals. If we do not receive or maintain these approvals, our business could be harmed.

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

         In January 1999, some European countries that are part of the European Monetary Union, or EMU, introduced and adopted the new "Euro" currency. Beginning in 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our microcatheter products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

We may be unable to successfully commercialize our microcatheter products, as the industry for them is highly competitive.

     The market for catheters to map and/or ablate atrial fibrillation and ventricular tachycardia is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and freezing technologies. Other companies are also developing surgical procedures that physicians could potentially use to perform the open-heart surgical maze procedure for the treatment of atrial fibrillation in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered noncompetitive or obsolete, which would cause our business results to suffer.

     Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, C.R. Bard, Inc., Johnson & Johnson, through its Biosense-Webster division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias. These companies include Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of atrial fibrillation and ventricular tachycardia. These companies include Guidant Corporation, Medtronic, Inc., and St. Jude Medical, Inc., manufacturers of implantable defibrillators. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available before our competitors' products. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.

We license portions of our product technology from potential competitors, and the termination of any of these licenses would harm our business.

     We rely on license agreements for some of our product technology from a potential competitor. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target license agreement, we have an exclusive license under specific issued United States patents. The exclusive license from Target covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target's technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target-based microcatheter technology would harm our business.

     In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc., which currently has research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface coating material from another vendor used on certain of our microcatheters.

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

     Our facilities and manufacturing processes have recently undergone a successful annual recertification inspection by the European Notified Body in November 2001. In November 2000, the FDA conducted a QSIT-Audit of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

     We have only limited experience marketing and selling our products in commercial quantities. On January 26, 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude was to distribute our diagnostic products in the United States. St. Jude did not meet its minimum annual sales quota for the first year under the distribution agreement. As of February 1, 2001, the distribution agreement reverted to a non-exclusive agreement due to Daig's failure to meet the contractual first-year minimum sales level.

     We also have terminated several distribution arrangements because of the distributors' failure to meet minimum sales levels under those agreements. Our ability to operate a remote sales force effectively will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

     Currently, sales and marketing of our Pathfinder, Pathfinder Mini, REVELATION and Tracer microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a small direct sales force in Europe. We have sold only a limited number of Pathfinder, Pathfinder Mini, REVELATION, and Tracer microcatheter systems through these distributors. We also have approval to sell the REVELATION, REVELATION Tx and REVELATION T-Flex in the European Union. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

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

     Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share and the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD's decision. Nasdaq will hear our appeal on May 18, 2001. Pending the resolution of the appeal, our common stock will continue to trade on the Nasdaq SmallCap Market. If the appeal is unsuccessful, we expect that our shares will trade on the OTC Bulletin Board.

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

DATE:  January 9, 2002          CARDIMA, INC.



                                /s/ Gabriel B. Vegh
                                ------------------------------------------------
                                GABRIEL B. VEGH
                                President, Chief Executive Officer and Director



                                /s/ Ronald E. Bourquin
                                ------------------------------------------------
                                RONALD E. BOURQUIN
                                Vice President, Chief Financial Officer and
                                Secretary