Form 10-Q/A
period 2001-06-30
CARDIMA INC
filed 2002-01-09
CIK 1022570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2001

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from _________________  to _____________________.

                         Commission File Number: 0-22419
                                                 -------

                                  CARDIMA, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                         94-3177883
----------------------------------                 ----------------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)


47266 Benicia Street, Fremont, CA                          94538-7330
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days.  X   Yes  _______No
                                   ----

As of August 13, 2001, there were 33,446,939 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                      INDEX

PART I....................................................................................  3
------
 ITEM 1.  FINANCIAL STATEMENTS ...........................................................  3
 -----------------------------
  CONDENSED BALANCE SHEETS (In thousands, except share and per share amounts).............  3
  ---------------------------------------------------------------------------
  CONDENSED STATEMENTS OF OPERATIONS......................................................  4
  ----------------------------------
  CONDENSED STATEMENTS OF CASH FLOWS......................................................  5
  ----------------------------------
  NOTES TO CONDENSED FINANCIAL STATEMENTS.................................................  6
  ---------------------------------------
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 -----------------------------------------------------------------------------------
OPERATIONS................................................................................  9
----------

RESULTS OF OPERATIONS - THREE AND SIX-MONTHS ENDED JUNE 30, 2001 AND 2000................. 10
-------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES........................................................... 13
-------------------------------

PART II.  OTHER INFORMATION............................................................... 30
--------  -----------------

 ITEM 2   Changes in Securities and Use of Proceeds....................................... 30
 ------   -----------------------------------------
 ITEM 4.  Submission of Matters to a Vote of Security Holders............................. 30
 ------   ---------------------------------------------------
 ITEM 6   Exhibits and Reports on Form 8-K................................................ 31
 ------   --------------------------------

SIGNATURES................................................................................ 32
----------

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                  CARDIMA, INC.

                            CONDENSED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                                                                      June 30, 2001  December 31,
ASSETS                                                                                 (Unaudited)      2000
                                                                                                    (See Note 1)
                                                                                        ---------   ------------
Current assets:
     Cash and cash equivalents .....................................................    $  5,403        $  1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $134 at June 30, 2001 and $124 at December 31, 2000 ....................         167             221
     Inventories ...................................................................       1,199           1,663
     Other current assets ..........................................................         343             240
                                                                                        --------        --------
         Total current assets ......................................................       7,112           3,448
Property and equipment, net ........................................................       1,517           1,803
Notes receivable from officers .....................................................         550             514
Other assets .......................................................................         215             138
                                                                                        --------        --------
                                                                                        $  9,394        $  5,903
                                                                                        ========        ========
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ..............................................................    $  1,530        $  1,310
     Accrued compensation ..........................................................         677             981
     Other current liabilities .....................................................          64              31
     Capital lease obligation - current portion ....................................         422             474
                                                                                        --------        --------
             Total current liabilities .............................................       2,693           2,796

Deferred rent ......................................................................          21              21
Capital lease obligation - noncurrent portion ......................................          92             192
Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 75,000,000 shares authorized, 33,446,939 shares issued and outstanding at June 30, 2001; 21,579,093 as of December
     31, 2000; at amount paid in ...................................................      77,707          71,405
     Deferred compensation .........................................................          --             (26)
     Accumulated deficit ...........................................................     (71,119)        (68,485)
                                                                                        --------        --------
        Total stockholders' equity .................................................       6,588           2,894
                                                                                        --------        --------
                                                                                        $  9,394        $  5,903
                                                                                        ========        ========

            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three months ended                      Six months ended
                                                                       June 30,                               June 30,
                                                          -----------------------------------    ----------------------------------
                                                               2001               2000                2001               2000
                                                          ---------------    ----------------    ----------------    --------------
Net sales                                                 $           473    $            745    $          1,012    $        1,414
Cost of goods sold                                                    945                 676               1,919             1,522
                                                          ---------------    ----------------    ----------------    --------------
         Gross profit (loss)                                         (472)                 69                (907)             (108)
Operating expenses:
         Research and development                                   1,290               1,108               2,647             2,274
         Selling, general and administrative                        1,592               1,722               3,101             3,291
                                                          ---------------    ----------------    ----------------    --------------

                  Total operating expenses                          2,882               2,830               5,748             5,565
                                                          ---------------    ----------------    ----------------    --------------
Operating loss                                                     (3,354)             (2,761)             (6,655)           (5,673)
Interest and other income                                              44                  90                  56               143
Interest expense                                                      (16)               (103)                (35)             (214)
Gain on sale of intellectual property                                  --                  --               4,000                --
                                                          ---------------    ----------------    ----------------    --------------

Net loss                                                  $        (3,326)   $         (2,774)   $         (2,634)   $       (5,744)
                                                          ===============    ================    ================    ==============

Basic and diluted loss per share                          $         (0.11)   $          (0.13)   $          (0.10)   $        (0.29)
                                                          ===============    ================    ================    ==============

Shares used in computing basic and diluted net loss per
share                                                              29,148              21,471              25,384            20,072
                                                          ===============    ================    ================    ==============

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

                                  CARDIMA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Six months ended June 30,
                                                                                             (Unaudited)
                                                                                 ---------------------------------
                                                                                     2001               2000
                                                                                 ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $        (2,634)   $      ( 5,744)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                           438               516
     Amortization of deferred compensation                                                    26               100
       Changes in operating assets and liabilities:
         Accounts receivable                                                                  54               344
         Inventories                                                                         464              (466)
         Other current assets                                                               (103)              (51)
         Notes receivable                                                                    (36)             (137)
         Other assets                                                                        (77)              (59)
         Accounts payable                                                                    220              (196)
         Accrued compensation                                                               (304)             (216)
         Other current liabilities                                                            33               (22)
         Deferred rent                                                                        --                12
                                                                                 ---------------    --------------
             Net cash used in operating activities                                        (1,919)           (5,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities and sales of short-term investments                                                --               497
Capital expenditures                                                                        (152)             (114)
                                                                                 ---------------    --------------
             Net cash used in investing activities                                          (152)              383

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases                                                     (152)             (419)
Principal payments under credit line                                                          --              (529)
Net proceeds from sale of common stock and warrant exercises                               6,302            10,896
Proceeds from sale/leaseback of capital equipment                                             --               147
                                                                                 ---------------    --------------
             Net cash provided by financing activities                                     6,150            10,095
                                                                                 ---------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  4,079             4,559
                                                                                 ===============    ==============
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,324               423
                                                                                 ===============    ==============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $         5,403    $        4,982
                                                                                 ===============    ==============

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

3.   PRIVATE PLACEMENT

In May 2001, the Company sold a total of 11,746,916 shares of common stock at $0.58 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 5,873,465 shares of common stock at an exercise price of $0.87 per share. These warrants are redeemable by the Company if the Company's common stock closes at $1.16 or above for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $510,988 in cash and issued warrants, exercisable for 1,174,691 shares of common stock at an exercise price of $0.64 per share. The Company's net proceeds, after expenses of the placement, were approximately $6,200,000. The Company is using these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

4.   INVENTORY

Inventory components are as follows (in thousands):



                                         June 30,           December 31,
                                           2001                2000
                                      ----------           ------------
Inventories:                          (Unaudited)           (See Note 1)
         Raw materials                $      606           $        751
         Work-in-process                     156                     95
         Finished goods                      437                    817
                                      ----------           ------------
                                      $    1,199           $      1,663
                                      ==========           ============

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $346,000 and $212,000 at June 30, 2001 and December 31, 2000, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

6.   RESTRUCTURING

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing over all operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of June 30, 2001 only $37,000 remained as a liability for severance payable to the affected employees. The remaining liability is expected to be paid through August 31, 2001, and no additional expenses are expected to be incurred related to this reduction in work force. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for cost of goods sold. The affected employees were not covered by employment contracts that required severance payments.

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS - THREE AND SIX-MONTHS ENDED JUNE 30, 2001 AND 2000

Net Sales

Net sales for the quarter ended June 30, 2001 decreased 37% to $473,000 from $745,000 for the same period in 2000. Net sales for the six-month period ended June 30, 2001 decreased 28% to $1,012,000 from $1,414,000 for the same period in 2000. Sales in the United States for the quarter ended June 30, 2001 decreased 53% to $199,000 from $424,000 in the same period in 2000. United States sales for the six-month period ended June 30, 2001 decreased 36% to $449,000 from $706,000 in the same period in 2000. The decrease was primarily the result of converting the United States direct sales force to an exclusive distribution agreement with Daig, which was subsequently terminated on June 1, 2001 and restructuring within the sales and marketing departments. International sales for the quarter ended June 30, 2001 decreased 15% to $274,000 from $321,000 in the same period in 2000. International sales for the six-month period ended June 30, 2001 decreased 20% to $563,000 from $708,000 in the same period in 2000. The decrease in international sales for the three and six-month period was primarily attributable to reductions in the European direct sales force to reduce expenses. Accounts receivable decreased 24% to $167,000 at June 30, 2001 from $221,000 at December 31, 2000 while the related allowance for doubtful accounts increased 8% or $10,000 over the same period, due to increases of specific past due international accounts.

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

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 2001 increased 40% to $945,000 from $676,000 for the same period in 2000. Cost of goods sold for the six-month period ended June 30, 2001 increased 26% to $1,919,000 from $1,522,000 in 2000. This increase was primarily due to increased inventory reserves and fixed costs being allocated over lower manufacturing volume and a one time charge of $25,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 14 full-time and temporary manufacturing and operation positions. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the second quarter of 2001. Inventory reserves for excess and obsolete inventory increased $134,000 from December 31, 2000 to June 30, 2001. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements. When the Company writes off specific inventory or has determined that inventory is obsolete, the inventory is disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions for the quarter ended June 30, 2001 increased 16% to $1,290,000 from $1,108,000 for the same period in 2000. Research and development expenses, including regulatory and clinical functions for the six-month period ended June 30, 2001 increased 16% to $2,647,000 from $2,274,000 for the same period in 2000. The Company's investment in research and development for the quarter ended June 30, 2001 decreased 4% to $590,000 from $616,000 for the same period in 2000, as programs not related to the AF clinical trial were postponed. The Company's investment in research and development for the six-month period ended June 30, 2001 decreased 9% to $1,218,000 from $1,334,000 for the same period in 2000. Regulatory and clinical expenses for the quarter ended June 30, 2001 increased 42% to $700,000 from $492,000 for the same period in 2000, reflecting the increased efforts to enroll patients in the Phase III clinical trial. Regulatory and clinical expenses for the six-month period ended June 30, 2001 increased 52% to $1,429,000 from $940,000 for the same period in 2000. The increase in total expenses for the six-month period ended June 30, 2001 are due to the restructuring efforts to focus resources on the completion of development of the REVELATION Tx microcatheter system for AF ablation, the postponement of projects not related to atrial fibrillation and a one time charge of $157,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 4 full-time and temporary research and development positions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2001 decreased 8% to $1,592,000 from $1,722,000 for the same period in 2000. Selling, general and administrative expenses for the six-month ended June 30, 2001 decreased 6% to $3,101,000 from $3,291,000 for the same period in 2000. General and administrative expenses for the quarter ended June 30, 2001 increased 11% to $894,000 from $805,000 for the same period in 2000. General and administrative expenses for the six-month ended June 30, 2001 increased 23% to $1,783,000 from $1,454,000 for the same period in 2000. The increase in general and administrative expenses in both periods is due to increased expenses in the public and investor relations categories and a one time charge of $116,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 4 full-time and temporary general and administrative positions, as well as shifting the allocation of certain functions into the general and administrative category. Selling expenses for the quarter ended June 30, 2001 decreased 18% to $569,000 from $693,000 for the same period in 2000 primarily due to a reduction in sales staffing. Selling expenses for the six-month period ended June 30, 2001 decreased 24% to $1,052,000 from $1,390,000 for the same period in 2000. Marketing expenses for the quarter ended June 30, 2001 decreased 42% to $129,000 from $224,000 for the same period in 2000. Marketing expenses for the six-month ended June 30, 2001 decreased 40% to $266,000 from $447,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

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

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning remaining resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing overall operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of June 30, 2001 only $37,000 remained as a liability for severance payable to certain affected employees. The remaining liability is expected to be paid through August 31, 2001, and no additional expenses are expected to be incurred related to this reduction in force. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for cost of goods sold. The affected employees were not covered by employment contracts that required severance payments.

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

     In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. On May 3, 2001, we received net proceeds of approximately $6.2 million from certain investors in a private placement of 11,746,916 shares of our common stock. Additionally, we issued redeemable warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. Any sale by us of additional shares of stock will further dilute your percentage ownership in us.

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

     We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, private placements of securities, loan facilities and the sale of certain of our patents and other intellectual property. As of June 30, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $5.4 million. On May 3, 2001, we received net proceeds of approximately $6.2 million from a private placement. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sale of a portion of our intellectual property to Medtronic, as well as sales of our products and from financings will be sufficient to fund our operating expenses, debt obligations and capital requirements through July 2002. However, there can be no assurance that we can obtain additional funding after such date.

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

     We often rely on third-parties, such as hospital and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access and cooperate with us in completing filings with the FDA. In order for the FDA to accept and rely on the data of a filing, the data collection, analysis and summarization must meet FDA standards. We cannot be certain that the clinical data collected by the third-parties meet FDA standards. If we are unable to rely the clinical data collected by third-parties, or if these third-parties do not perform their contractual obligations, the FDA may require us to repeat our clinical trials. This could significantly delay commercialization of our products, require us to spend additional money on our clinical trials and harm our business.

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

     We have only limited experience marketing and selling our products in commercial quantities. On January 26, 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude was to distribute our diagnostic products in the United States. St. Jude did not meet its minimum annual sales quota for the first year under the distribution agreement. On June 1, 2001, we mutually agreed with St. Jude to terminate the agreement and to allow for a transition period to transfer customer accounts on or before September 1, 2001. As the result, we plan to gear up our own small sales force in the United

States. Therefore, we will be solely responsible for marketing and distributing our products in the United States. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

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

PART II.  OTHER INFORMATION

ITEM 2    Changes in Securities and Use of Proceeds

          On May 3, 2001, we entered into agreements with 29 accredited investors to sell an aggregate of 11,746,916 shares of our common stock at a price of $0.58 per share in a private placement. In addition, we issued warrants to purchase an aggregate of 5,873,465 shares of our common stock at an exercise price of $0.87 per share. The warrants are redeemable by us if our common stock closed at or above $1.16 for fifteen consecutive trading days. In connection with this transaction, we paid approximately $510,988 in cash and issued warrants, exercisable for an aggregate of 1,174,691 shares of our common stock at an exercise price of $0.64 per share. Our net proceeds, after expenses of the placement, were approximately $6.2 million.

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

ITEM 6    Exhibits and Reports on Form 8-K

          (a)  None.
          (b) No reports on Form 8-K were filed in the quarter ended June 30, 2001.

                                  CARDIMA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    January 9, 2002                 CARDIMA, INC.



                                         Gabriel B. Vegh
                                         ---------------------------------------
                                         GABRIEL B. VEGH
                                         Chairman, Chief Executive Officer and
                                         Director

                                         Ronald E. Bourquin
                                         ---------------------------------------
                                         RONALD E. BOURQUIN
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary