Form 10-Q/A
period 2001-09-30
CARDIMA INC
filed 2002-01-09
CIK 1022570

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

As of November 12, 2001, there were 37,548,210 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                      INDEX

PART I.............................................................................................        3
------
  ITEM 1.  FINANCIAL STATEMENTS.....................................................................       3
  -----------------------------
    CONDENSED BALANCE SHEETS........................................................................       3
    ------------------------
    CONDENSED STATEMENTS OF OPERATIONS..............................................................       4
    ----------------------------------
    CONDENSED STATEMENTS OF CASH FLOWS..............................................................       5
    ----------------------------------
    NOTES TO CONDENSED FINANCIAL STATEMENTS.........................................................       6
    ---------------------------------------
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  --------------------------------------------------------------------------------
  OF OPERATIONS.....................................................................................       9
  -------------

RESULTS OF OPERATIONS - THREE AND NINE-MONTH ENDED SEPTEMBER 30, 2001 AND 2000......................      11
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES.....................................................................      14
-------------------------------

PART II.   OTHER INFORMATION........................................................................      31
-------    -----------------

  ITEM 2     Changes in Securities and Use of Proceeds..............................................      31
  ------     -----------------------------------------
  ITEM 4.    Submission of Matters to a Vote of Security Holders....................................      31
  ------     ---------------------------------------------------
  ITEM 6     Exhibits and Reports on Form 8-K.......................................................      32
  ------     --------------------------------
SIGNATURES..........................................................................................      33
----------

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                  CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                  September 30,           December 31,
ASSETS                                                                                2001                    2000
                                                                                   (Unaudited)            (See Note 1)
                                                                                 -------------           -------------
Current assets:
     Cash and cash equivalents............................................       $       6,026           $       1,324
     Accounts receivable, net of allowances for doubtful accounts
         of $89 at September 30, 2001 and $124 at December 31, 2000.......                 276                     221
     Inventories..........................................................               1,358                   1,663
     Other current assets.................................................                 391                     240
                                                                                 -------------           -------------
         Total current assets.............................................               8,051                   3,448
Property and equipment, net...............................................               1,452                   1,803
Notes receivable from officers............................................                 558                     514
Other assets..............................................................                 220                     138
                                                                                 -------------           -------------
                                                                                 $      10,281           $       5,903
                                                                                 =============           =============
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable.....................................................       $       1,570           $       1,310
     Accrued compensation.................................................                 729                     981
     Other current liabilities............................................                  60                      31
     Capital lease obligation - current portion...........................                 366                     474
                                                                                 -------------           -------------
         Total current liabilities                                                       2,725                   2,796

Deferred rent.............................................................                  21                      21
Capital lease obligation - noncurrent portion.............................                  89                     192
Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 75,000,000 shares authorized,
     36,555,178 shares issued and outstanding at September 30, 2001;
     21,579,093 as of December 31, 2000; at amount paid in................              81,655                  71,405
     Deferred compensation................................................                  --                     (26)
     Accumulated deficit..................................................             (74,209)                (68,485)
                                                                                 -------------           -------------
         Total stockholders' equity.......................................               7,446                   2,894
                                                                                 -------------           -------------
                                                                                 $      10,281           $       5,903
                                                                                 =============           =============

            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three-month ended        Nine-month ended
                                                              September 30,           September 30,
                                                          --------------------    --------------------
                                                            2001        2000        2001        2000
                                                          --------    --------    --------    --------
Net sales                                                 $    465    $    425    $  1,477    $  1,839
Cost of goods sold                                             949         889       2,868       2,411
                                                          --------    --------    --------    --------
         Gross profit (loss)                                  (484)       (464)     (1,391)       (572)

Operating expenses:
         Research and development                            1,091       1,373       3,738       3,647
         Selling, general and administrative                 1,538       1,498       4,639       4,789
                                                          --------    --------    --------    --------
                  Total operating expenses                   2,629       2,871       8,377       8,436
                                                          --------    --------    --------    --------
Operating loss                                              (3,113)     (3,335)     (9,768)     (9,008)

Interest and other income                                       37          38          93         182
Interest expense                                               (14)        (91)        (49)       (305)
Gain on sale of intellectual property                           --          --       4,000          --
                                                          --------    --------    --------    --------

Net loss                                                  $ (3,090)   $ (3,388)   $ (5,724)   $ (9,131)
                                                          ========    ========    ========    ========

Basic and diluted loss per share                          $  (0.09)   $  (0.16)   $  (0.20)   $  (0.44)
                                                          ========    ========    ========    ========

Shares used in computing basic and diluted net loss per
share                                                       34,641      21,547      28,469      20,564
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

                                  CARDIMA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Nine months ended September 30,
                                                                            (Unaudited)
                                                                     -------------------------------
                                                                          2001            2000
                                                                     ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (5,724)        ($ 9,131)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                           655              769
                                                                              26              150
     Loss on disposal of assets                                               30                2
       Changes in operating assets and liabilities:
         Accounts receivable                                                 (55)             362
         Inventories                                                         305             (587)
         Other current assets                                               (151)             (41)
         Notes receivable                                                    (44)            (129)
         Other assets                                                        (82)            (118)
         Accounts payable                                                    260             (203)
         Accrued compensation                                               (252)            (247)
         Other current liabilities                                            29              (13)
         Deferred rent                                                        --               17
                                                                        --------         --------
             Net cash used in operating activities                        (5,003)          (9,169)

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities and sales of short-term investments                                --              497
Capital expenditures                                                        (252)            (250)
                                                                        --------         --------
             Net cash used in investing activities                          (252)             247

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital leases                                     (293)            (615)
Principal payments under credit line                                          --             (804)
Net proceeds from sale of common stock and warrant exercises              10,250           10,989
Proceeds from sale/leaseback of capital equipment                             --              146
                                                                        --------         --------
             Net cash provided by financing activities                     9,957            9,716
                                                                        --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,702              794
                                                                        ========         ========
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,324              423
                                                                        ========         ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,026         $  1,217
                                                                        ========         ========

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

The Company plans to market and distribute its products in the United States with a small direct sales force and plans to market and distribute its products internationally through distributors in selected countries who will sell the Company's products to physicians and hospitals.

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

In August 2001, the Company sold a total of 2,822,471 shares of common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 1,411,234 shares of common stock at exercise prices between $1.91 and $2.07 per share. These warrants are redeemable by the Company if the Company's common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $283,275 in cash and issued warrants, exercisable for 282,247 shares of common stock at exercise prices between $1.40 and $1.52 per share. The Company's net proceeds, after expenses of the placement, were approximately $3,400,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

On September 25, 2001, the Company announced that it intended to call for redemption, subject to certain criteria, its warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued on May 3, 2001 in connection with this private placement. The Company has set November 22, 2001 as the date of redemption for all unexercised warrants.

4.   INVENTORY

Inventory components are as follows (in thousands):

                                         September 30,     December 31,
                                             2001             2000
                                          ----------       ----------
Inventories:                              (Unaudited)      (See Note 1)
        Raw materials                     $      664       $      751
        Work-in-process                          159               95
        Finished goods                           535              817
                                          ----------       ----------
                                          $    1,358       $    1,663
                                          ==========       ==========

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

6.   RESTRUCTURING

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing over all operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of September 30, 2001 all severance and benefits related to the restructuring were paid. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for cost of goods sold. The affected employees were not covered by employment contracts that required severance payments.

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


9.   RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final Standards resulting from its deliberations on the business combinations project. The FASB issued Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 which will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption of the new standard. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected have a significant impact on our financial position at transition.

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

OVERVIEW

Since its incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping, or diagnosis, and ablation, or treatment, of cardiac arrhythmias. The Company has generated revenues of approximately $12.4 million from inception to September 30, 2001. Until January 1997, these revenues were primarily in Europe and Japan from sales of our Cardima Pathfinder and Tracer microcatheter systems for diagnosing VT and our REVELATION microcatheter system for diagnosing AF, as well as ancillary products such as the Venaport guiding catheters. Subsequent to 1997, United States sales consist primarily of Pathfinder and REVELATION lines of microcatheters for diagnosis of VT and AF, respectively, following FDA 510(k) clearance. In January 2000, the Company signed an exclusive three-year distribution agreement with St. Jude Medical Corporation, or St. Jude. As of February 1, 2001, the distribution agreement reverted to a non-exclusive arrangement due to Daig's failure to meet the contractual first-year minimum sales level and on June 1, 2001, the agreement was terminated in its entirety, with a transition period until September 1, 2001. The Company plans to market and distribute its products in the United States with a small direct sales force and plans to market and distribute its products internationally through distributors in selected countries who will sell the Company's products to physicians and hospitals. To date, the Company's international sales have been made through a small direct sales force and distributors in selected countries who sell the Company's products to physicians and hospitals. European sales consist primarily of the Pathfinder microcatheter lines for diagnosis of VT and REVELATION lines of microcatheters for diagnosis and treating of AF.

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

RESULTS OF OPERATIONS - THREE AND NINE-MONTH ENDED SEPTEMBER 30, 2001 AND 2000

Net Sales

Net sales for the quarter ended September 30, 2001 increased 9% to $465,000 from $425,000 for the same period in 2000. This 9% increase was primarily a result of increased sales of therapeutic products in Europe. Net sales for the nine-month period ended September 30, 2001 decreased 20% to $1,477,000 from $1,839,000 for the same period in 2000. Sales in the United States for the quarter ended September 30, 2001 decreased 37% to $139,000 from $220,000 in the same period in 2000. United States sales for the nine-month period ended September 30, 2001 decreased 37% to $588,000 from $925,000 in the same period in 2000. The decreases were primarily the result of the termination of the exclusive distribution agreement with Daig, which expired on June 1, 2001. The Agreement allowed for a transition period to transfer customer accounts back to the Company by September 1, 2001. The transfer of these accounts required the Company to hire one additional sales representative in addition to two sales representatives the Company employed. The incremental expense for the increase in the sales force is expected to cost the Company approximately $250,000 a year. Accounts receivable increased 25% to $276,000 at September 30, 2001 from $221,000 at December 31, 2000 while the related allowance for doubtful accounts decreased 28% or $35,000 over the same period. During the three-month period ended September 30, 2001 the Company received payments on many fully reserved receivable balances.

The Company plans to market and distribute its products in the United States with a small direct sales force and plans to market and distribute its products internationally through distributors in selected countries who will sell the Company's products to physicians and hospitals. International sales for the quarter ended September 30, 2001 increased 59% to $326,000 from $205,000 in the same period in 2000. The increase was primarily the result of expanding our diagnostic product line in Japan as a result of higher reimbursements within their healthcare system for certain products and incorporating additional distribution channels in Europe. International sales for the nine-month period ended September 30, 2001 decreased 3% to $889,000 from $914,000 in the same period in 2000. The decrease in international sales for the nine-month period was primarily attributable to reductions in the European direct sales force in the first quarter of 2001.

The Company has decided to focus its resources on the completion of the Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 2001 increased 7% to $949,000 from $889,000 for the same period in 2000. Cost of goods sold for the nine-month period ended September 30, 2001 increased 19% to $2,868,000 from $2,411,000 in 2000. This increase in both periods was primarily due to increased inventory reserves and fixed costs being allocated over lower manufacturing volume. Cost of goods sold also increased during the nine-month period ended September 30, 2001 from a one time charge of $25,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 14 full-time and temporary manufacturing and operation positions. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels from the fourth quarter of 2000 to the end of the third quarter of 2001. Inventory reserves for excess and obsolete inventory increased $111,000 from December 31, 2000 to September 30, 2001. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements. When the Company writes off specific inventory or has determined that inventory is obsolete, the inventory is disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions for the quarter ended September 30, 2001 decreased 21% to $1,091,000 from $1,373,000 for the same period in 2000. Research and development expenses, including regulatory and clinical functions for the nine-month period ended September 30, 2001 increased 3% to $3,738,000 from $3,647,000 for the same period in 2000. The Company's investment in research and development for the quarter ended September 30, 2001 decreased 44% to $434,000 from $779,000 for the same period in 2000, as programs not related to the AF clinical trial were postponed and the research and development group transferred costs for REVELATION Helix microcatheter systems to clinical trial expense. Research and development expense for the nine-month period ended September 30, 2001 decreased 22% to $1,652,000 from $2,114,000 for the same period in 2000. Regulatory and clinical expenses for the quarter ended September 30, 2001 increased 11% to $657,000 from $594,000 for the same period in 2000. Regulatory and clinical expenses for the nine-month period ended September 30, 2001 increased 36% to $2,086,000 from $1,533,000 for the same period in 2000. The increase in both periods is primarily due to patient enrollment costs associated with the Phase III clinical trials. The increase for the nine-month period ended September 30, 2001 is also due to the one time charge of $157,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 4 full-time and temporary research and development positions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2001 increased 3% to $1,538,000 from $1,498,000 for the same period in 2000. Selling, general and administrative expenses for the nine-month ended September 30, 2001 decreased 3% to $4,639,000 from $4,789,000 for the same period in 2000.
General and administrative expenses for the quarter ended September 30, 2001 increased 30% to $1,032,000 from $796,000 for the same period in 2000. General and administrative expenses for the nine-month ended September 30, 2001 increased 25% to $2,816,000 from $2,250,000 for the same period in 2000. The increase in general and administrative expenses in both periods is due to increased spending for public and investor relations activities and a one time charge of $116,000 that was recognized during the three-month period ending March 31, 2001 due to the elimination of 4 full-time and temporary general and administrative positions, as well as shifting the allocation of certain functions into the general and administrative category. Selling expenses for the quarter ended September 30, 2001 decreased 24% to $422,000 from $552,000 for the same period in 2000. Selling expenses for the nine-month period ended September 30, 2001 decreased 24% to $1,473,000 from $1,942,000 for the same period in 2000. Selling expenses decreased in both periods due staffing reductions as the Company entered into an exclusive distribution agreement with Daig, which was mutually terminated in its entirety on September 1, 2001. The Company plans to sell its products with a small direct sales force and plans to hire one additional sales representative with an expected incremental expense of approximately $250,000 per year. Marketing expenses for the quarter ended September 30, 2001 decreased 44% to $84,000 from $150,000 for the same period in 2000. Marketing expenses for the nine-month ended September 30, 2001 decreased 41% to $350,000 from $597,000 for the same period in 2000. Sales and marketing expenses decreased in general due to efforts to reduce expenses and focus on the Company's Phase III clinical trial.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2001 decreased to $37,000 from $38,000 for the same period in 2000. Interest and other income for the nine-months ended September 30, 2001 decreased to $93,000 from $182,000 for the same period in 2000. The decrease in both periods was primarily due to lower interest rates and lower average cash balances.

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

Net cash used in operating activities was approximately $5,003,000 compared to the net cash used of $9,169,000 for the three months ended September 30, 2001 and 2000, respectively. The change is related to restructuring efforts and the $4,000,000 gain on the sale of certain intellectual property recognized in January 2001. Net cash provided by financing activities was approximately $9,957,000 compared to $9,716,000 provided by financing activities for the three months ended September 30, 2001 and 2000, respectively. This change was primarily due to the sale of equity securities in private placement transactions.

In May 1999, the Company entered into an equipment lease that permits the Company to borrow up to $1,000,000 for the purchase of office and manufacturing equipment, software and custom-built equipment. As of December 31, 2000 the Company had paid off both the line of credit and certain equipment leases in full.

In January 2001, the Company eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning resources to focus on its Phase III clinical trial to treat atrial fibrillation and reducing overall operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of September 30, 2001 all severance and benefits related to the restructuring were paid. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were recorded as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for cost of goods sold. The affected employees were not covered by employment contracts that required severance payments.

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

In August 2001, the Company sold a total of 2,822,471 shares of common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 1,411,234 shares of common stock at exercise prices between $1.91 and $2.07 per share. These warrants are redeemable by the Company if the Company's common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As a commission for the transaction, the Company paid approximately $283,275 in cash and issued warrants, exercisable for 282,247 shares of common stock at an exercise price of between $1.40 and $1.52 per share. The Company's net proceeds, after expenses of the placement, were approximately $3,400,000. The Company intends to use these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs, and other general corporate purposes.

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

         In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our shares of stock. On May 3, 2001, we received net proceeds of approximately $6.2 million from certain investors in a private placement of 11,746,916 shares of our common stock. Additionally, we issued redeemable warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. On August 9, 10 and 13, 2001, we received net proceeds of approximately $3.4 million from certain investors in a private placement of 2,822,471 shares of our common stock. In addition, we issued redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. Any sale by us of additional shares of stock will further dilute your percentage ownership in us.

         On September 25, 2001, we announced that we had elected to redeem the warrants issued in May 2001 for $0.001 per warrant share; we expect that if all of the May 2001 warrants are exercised prior to the redemption date of November 22, 2001, we will receive aggregate net proceeds of approximately $5,109,907.

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

         We have financed our operations to date primarily through private sales of equity securities, proceeds from our initial public offering in June 1997, private placements of securities, loan facilities and the sale of certain of our patents and other intellectual property. As of September 30, 2001, cash, cash equivalents, short-term investments and long-term restricted cash totaled approximately $6.0 million. On August 9, 10 and 13, 2001, we received net proceeds of approximately $3.4 million from a private placement. We believe that our existing cash, cash equivalents and short-term investments, along with cash generated from the sale of a portion of our intellectual property to Medtronic, as well as sales of our products and from financings (including the exercise of the May 2001 warrants), will be sufficient to fund our operating expenses, debt obligations and capital requirements through July 2002. However, there can be no assurance that we can obtain additional funding after such date.

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

We may be unable to successfully commercialize our microcatheter products, as the electrophysiology industry is highly competitive.

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

         We cannot be certain that these licenses will continue to be available to us or will be available to us on reasonable terms. The loss of or inability to maintain any of these licenses could result in delays in commercial shipments until we could internally develop or identify license and integrate equivalent technology. These delays would have a material adverse effect on our business, financial condition and results of operations.

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

         We have only limited experience marketing and selling our products in commercial quantities. On January 26, 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude was to distribute our diagnostic products in the United States. St. Jude did not meet its minimum annual sales quota for the first year under the distribution agreement. On June 1, 2001, we mutually agreed with St. Jude to terminate the agreement and to allow for a transition period to transfer customer accounts which expired on September 1, 2001. As the result, we plan to gear up our own small sales force in the United States. Therefore, we will be solely responsible for marketing and distributing our products in the United States. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

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

         On August 9, 10 and 13, 2001, we entered into agreements with eleven accredited investors to sell an aggregate of 2,822,471 shares of common stock at prices between $1.27 and $1.38. In addition, we issued warrants to purchase an aggregate of 1,411,234 shares of our common stock at an exercise price of between $1.91 and $2.07 per share. These warrants are redeemable by us if our common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. In connection with this transaction, we paid approximately $283,275 in cash and issued warrants exercisable for 282,247 shares of common stock at an exercise price of between $1.40 and $1.52 per share. Our net proceeds, after expenses of the placement were approximately $3,400,000.

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

DATE:    January 9, 2002             CARDIMA, INC.



                                     Gabriel B. Vegh
                                     -------------------------------------------
                                     GABRIEL B. VEGH
                                     Chairman, Chief Executive Officer and
                                     Director



                                     Ronald E. Bourquin
                                     -------------------------------------------
                                     RONALD E. BOURQUIN
                                     Senior Vice President, Chief Financial
                                     Officer and Secretary