Form 10-K405
period 2001-12-31
CARDIMA INC
filed 2002-04-01
CIK 1022570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
         _________.

                         Commission File Number: 0-22419

                              --------------------

                                  CARDIMA, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                      94-3177883
(State or Other Jurisdiction of Incorporation or     (I.R.S. Employer Identification No.)
                  Organization)

                              47266 Benicia Street
                         Fremont, California 94538-7330
                                 (510) 354-0300
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Securities Registered Pursuant to Section 12 (b) of The Act: None

          Securities Registered Pursuant To Section 12 (g) of The Act:
                    Common Stock, $0.001 par value per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 66,185,000 based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market on March 15, 2002.

         As of March 15, 2002, there were 42,699,875 shares of Registrant's common stock outstanding.

================================================================================

                                 CARDIMA, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENT

                                                                        Page No.
                                                                        --------

PART I..................................................................    4

 ITEM 1.  BUSINESS......................................................    4
 ITEM 2.  PROPERTIES....................................................   26
 ITEM 3.  LEGAL PROCEEDINGS.............................................   26
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   26

PART II.................................................................   27

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...........................................   27
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   28
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   30
 ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   49
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   49
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   49

PART III................................................................   50

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   50
 ITEM 11.  EXECUTIVE COMPENSATION.......................................   51
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   51
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   51

PART IV.................................................................   52

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   52

SIGNATURES..............................................................   54

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2002 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

                           FORWARD-LOOKING STATEMENTS

         The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express or imply our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words or other comparable terminology:

         .     "will likely result,"
         .     "are expected to,"
         .     "will continue,"
         .     "is anticipated,"
         .     "estimate,"
         .     "believe,"
         .     "predict,"
         .     "potential,"
         .     "intends,"
         .     "plans,"
         .     "projection," and
         .     "outlook."

         You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ significantly and materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

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

         You should read and interpret any forward-looking statements together with the following documents:

         .     our Quarterly Reports on Form 10-Q,
         .     the risk factors contained in this report under the caption
               "Factors Affecting Future Results," and
         .     our other filings with the SEC.

         Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, unless required by law.

                                     PART I

Item 1.  Business

Overview

         We design, develop, manufacture and market minimally invasive, single-use, microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person's quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radiofrequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to emit radiofrequency energy for ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that can be adapted to and used with all existing signal display systems and radiofrequency generators, eliminating the need for significant new investment in capital equipment by hospitals.


         During 2001, we made significant progress in our plans to seek and receive approval for the first product to be approved for atrial fibrillation treatment in the United States. After completion of our Phase II clinical trial to treat atrial fibrillation with the REVELATION Tx microcatheter system in 2000, we began our Phase III pivotal clinical trial. In 2001, we submitted to the U.S. Food and Drug Administration a modular Pre-Market Approval (PMA) application for our Phase III clinical trial. The FDA approved this application in March 2001 and we submitted the first of five agreed upon modules. In April, May and June 2001, we submitted three additional modules, two of which were subsequently accepted and closed by the FDA. We are continuing our dialogue with the FDA regarding the two other modules, which we expect to be accepted and closed by the FDA prior to the submission of the fifth and final module which pertains to the six-month follow-up data of the patients involved in the trial. After reviewing our clinical progress to date (in early 2002), the FDA agreed that we have met the necessary patient enrollment in our Phase III clinical trial as of December 2001. In order to submit the fifth and final module to our PMA application, we must follow these patients for six months, prepare the results of the study and then submit the data to the FDA. We expect to submit this data in August 2002 to the FDA and seek an expedited review at that time.

         In Europe, we began a 40 patient clinical trial with the REVELATION Helix microcatheter system to treat atrial fibrillation originating in the pulmonary veins of the heart. This trial, which began in August 2001 in Germany, was designed to potentially expedite feasibility studies in the United States and accelerate market acceptance of the REVELATION Helix throughout the European Union. In December 2001, independent of this study, we applied for and received, CE Mark approval to market the REVELATION Helix.

         While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. In January 2001, we restructured the Company to conserve and concentrate our resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and Europe. As part of the restructuring, we deemphasized our ventricular tachycardia program and suspended the clinical study of the TheraStream microcatheter system. We have not established a time frame for resuming the TheraStream clinical study.

Heart and Arrhythmic Disorders

         The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers: the two upper chambers, or atria, and the two lower chambers, or ventricles. The heart consists of two pumps working side by side, each with its own atrium and ventricle. The pump on the right side collects venous blood from the body and sends it to the lungs for oxygenation. The pump on the left side receives the oxygenated blood from the lungs and pumps it thoughout the body. The process is repeated on average, 72 times per minute.

         The heart, as with any other organ, requires oxygen and nutrients to function efficiently. Because the heart has large oxygen and nutrient demands of its own, it requires an extensive, well developed vascular network to bring blood to and carry blood away from its muscle tissue. This vascular network is located throughout the majority of the heart's walls to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originate on the epicardium, or outer surface, of both the atria and the ventricles, and penetrates into the tissues of the walls of the heart. Thus, the anatomy of the heart walls consists of a thick mass of muscle cells supported by a framework of blood vessels.

         The heart's pumping action is controlled by its electrical conduction system comprised of specialized cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and very organized way. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heartbeat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial node.

         The Sino-Atrial node is the heart's natural pacemaker, regularly discharging an electrical signal that is responsible for setting the heart rate, usually at a rate of 60 to 100 beats per minute. The signal generated in the Sino Atrial node is propagated through the atrial tissue until it reaches the Atrio-Ventricular node, located just above the ventricles, and is delayed momentarily. This momentary delay provides enough time for the atria to fill the ventricles with blood before the ventricles are signaled to contract.

         Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the His Bundle, and is distributed widely throughout both ventricles via the Purkinje Fibers, delivering the electrical signal to both ventricles at the same time, causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body the ventricles are surrounded by a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is constantly delivered throughout the body. This "normal" heart rate is called "normal sinus rhythum"
(NSR).

     Arrhythmias

         Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart, have detrimental physical effects and impair a person's quality of life. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke and/or even death. Arrhythmias have numerous causes, including congenital defects, tissue damage from heart attacks or arteriosclerosis. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute; and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: (1) atrial tachycardia, which has its origin in the atria and
(2) ventricular tachycardia, which has its origin in the wall of the ventricles. Generally, arrhythmias are degenerative and worsen over time.

Atrial Fibrillation

         Atrial fibrillation, the most common form of atrial tachycardias, is characterized by the irregular fluttering and/or very rapid beating of the atria that results from malfunctioning of the electrical conduction system in the walls of the atria leading to irregular and chaotic atrial beating. During atrial fibrillation, the regular pumping action of the atria is replaced by irregular, disorganized and quivering spasms of atrial muscle tissue. Symptoms of atrial fibrillation typically include a rapid and irregular heartbeat, palpitations, discomfort and dizziness. This malfunction results in the failure of the atria to fill the ventricles completely and, consequently, the failure of the heart to pump adequate amounts of blood to the body. Once atrial fibrillation becomes symptomatic, it is typically associated with significant morbidity related to reduced blood flow. Often, the greatest concern is that the reduced cardiac output can lead to blood pooling in the atria causing the formation of blood clots. Over time, blood clots in the left atrium can dislodge and travel through the bloodstream to the brain, resulting in stroke and/or even death.

         According to the North American Society of Pacing and Electrophysiology, atrial fibrillation affects more than 2 million people in the United States, with approximately 160,000 new cases being diagnosed each year. The American Heart Association estimates that atrial fibrillation is responsible for over 70,000 strokes each year in the United States. The American Heart Association estimates that the cost of treating these patients is more than $3.6 billion annually. The cost of drug treatment for atrial fibrillation alone is estimated to be in excess of $400 million worldwide each year.

         Standard electrocardiograms may be unable to locate the origin, or focus, of the atrial fibrillation. The preferred diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus or origin of the arrhythmia.

         Current atrial fibrillation treatments are primarily supportive and palliative and do not cure atrial fibrillation. The most common therapies used in treating atrial fibrillation are anti-arrhythmic and anti-coagulant drugs. Anti-arrhythmic drugs are typically used to try to reduce the number of episodes of atrial fibrillation and/or to reduce the duration of each individual episode. Anti-coagulants are used to reduce the normal clotting mechanism of the blood, therefore reducing the potential of creating blood clots. However, anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function, and significantly affect the patient's quality of life. Another palliative procedure for atrial fibrillation is external cardioversion, or the application of a strong electrical current using an external defibrillator to attempt to shock the heart back into normal sinus rhythum. This treatment only effects a single episode of atrial fibrillation and therefore has no effect on the basic cause of atrial fibrillation Another alternative treatment is the purposeful destruction of the atrio-ventricular node followed by implantation of a pacemaker. This is typically considered a treatment of last resort for atrial fibrillation patients and does not cure or treat the atrial fibrillation itself. The patient also is dependent on the pacemaker for life. Pacemakers are a device implanted into the chest, are battery-powered and typically require replacement approximately every seven to ten years, depending on manufacturer, type of device and amount of electrical energy delivered. Patients with pacemakers are usually required to continue with anti-coagulant drug therapy, which increases risk of hemorraghic stroke.

         The only curative therapy for atrial fibrillation used today is an open heart operation commonly known as the surgical "maze" procedure whereby comcomitant to another heart procedure, such as valve replacement, a surgeon makes several cuts through in the wall of the atrium with a scalpel and then sutures these cuts back together. When healed, these cuts leave a pattern of scars that resemble a maze. These scars isolate and contain the chaotic electrical impulses and channel the electrical signal emanating from the Sino-Atrial node thereby returning the heart to normal sinus rhythm. This open heart operation is very expensive and is associated with long hospital stays and a three to six month recovery time. Although this approach is not commonly used because it is limited to atrial fibrillation patients who also have some other surgical need, it is generally considered very effective in controlling atrial fibrillation.

         Today's leaders in electrophysiology are experimenting with minimally invasive, catheter-based ablation procedures that replicate the surgical maze procedure from inside the heart, thereby reducing the procedure time, patient recovery time and overall procedural costs.

Ventricular Tachycardia

         Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, in addition to the Sino-Atrial node, bypassing the heart's normal conduction system. A typical ventricular tachycardia patient has experienced a myocardial infarction, or heart attack, which can result in the formation of a scar or electrical barrier inside the tissue of the ventricular wall, leading to improper electrical conduction in the cells immediately surrounding the scar. During episodes of ventricular tachycardia, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissue and organs of the body can cause dizziness and loss of consciousness. Ventricular tachycardia can often progress into ventricular fibrillation, which is an extremely irregular, chaotic and ineffective spasming of the ventricles. Ventricular fibrillation is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardioversion or defibrillation.

         The American Heart Association estimates that more than 220,000 people in the United States die from sudden cardiac death each year. Of these, approximately 50,000 people survive, primarily through emergency defibrillation. We estimate that each year over 100,000 people in the United States are diagnosed with symptomatic ventricular tachycardia. The American Heart Association also estimates that approximately 1.5 million people in the United States suffer myocardial infarctions each year, of which approximately one million survive. Approximately 30% of the survivors of a myocardial infarction suffer an episode of ventricular tachycardia within the following year.

Limitations of Current Catheter-Based Diagnosis and Therapy

         The demonstrated medical benefits and cost efficiency of minimally invasive procedures have encouraged electrophysiologists to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of atrial fibrillation, electrophysiologists have experimented with a treatment technique, often referred to as the "drag and burn procedure," in which conventional radiofrequency tip ablation catheters are dragged across the inside surface of the atrium to attempt to create a linear lesion. However, creating continuous, linear, transmural lesions to isolate portions of the atria using this method with standard tip catheters has proven time consuming, difficult and ineffective.

         We believe that the disadvantages of existing catheter-based approaches for atrial fibrillation are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are large and stiffer than our products and have a single electrode at the end of the catheter designed to create an ablation at the tip only. This makes creating a line of lesion or burn very difficult.

         Based on experience with standard endocardial catheters, electrophysiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during atrial fibrillation or ventricular tachycardia procedures. In the case of atrial fibrillation, we believe there is a need for catheters that are able to access both right and left atria to create linear lesions, replicating less invasively, the surgical maze procedure.

Our Microcatheter System Solution

         The principal clinical goal in the diagnosis and treatment of atrial fibrillation and ventricular tachycardia is effective mapping and the ability to safely create appropriate lesions. To achieve this, the electrophysiologist must be able to access areas of the heart that are currently inaccessible, using easy to perform techniques. We are working to achieve this goal by designing microcatheter systems which provide more extensive and safe access to the arrhythmia-causing tissue. We believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. Our current Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx involves three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. Our microcatheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

         . Minimally-invasive approach. Our microcatheter systems are designed to provide greater access to the vasculature of the heart simply because they are smaller and more flexible than competitive technologies. Our microcatheters can reach small vessels where other systems simply cannot go because of size constraints. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

         . Single microcatheter that can both map and ablate. We initially developed microcatheters for diagnosing arrhythmias. Our primary focus today is the development of our REVELATION family of therapeutic microcatheters, which are capable of both mapping and ablating. We believe this dual functionality of our microcatheter systems will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

         . Enhanced access to the vasculature of the heart. Our microcatheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate variable stiffness technology. Variable stiffness technology means we use a tapered core guidewire as the basic building block of each catheter and attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result, our microcatheters are more torqueable and flexible than standard electrophysiology catheters to allow more extensive and less traumatic access to the vasculature of the heart. This technology also allows for our REVELATION series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

         . Less tissue damage at safer power setting. Because our ablation microcatheters are smaller, they can create thinner lesion lines while maintaining the same depth of tissue penetration. This significantly reduced surface tissue damage may be important in lesion formation in the pulmonary veins where pulmonary vein stenosis after conventional ablation therapy is an issue. The REVELATION series of ablation catheters creates thinner lines. We also can create these lesions at lower power settings because of the effect of current density. We can ablate at power settings as low as 5 watts while conventional catheters need at least 30 watts. Power relates to potential clot formation. This reduced operating power by the REVELATION series directly effects the safety of the procedure.

         . Compatible with existing capital equipment. Our microcatheter systems are designed to be compatible with all leading electrophysiology signal display systems and radiofrequency generators currently in use by all electrophysiology departments. This eliminates the need for new investment in additional capital equipment. This equipment compatibility makes our catheters very cost effective for an electrophysiology lab to incorporate into their arrhythmia treatment capability.

         . Reduced procedure and radiation exposure times. We believe that the dual functionality, the ability to both map and ablate, of our microcatheter systems will reduce procedure times and enhance safety. Since the electrophysiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

     Curative Treatment for Atrial Fibrillation

         Our REVELATION, REVELATION Tx and REVELATION T-Flex microcatheter systems are designed to diagnose and treat atrial fibrillation in the right atria by creating long, thin, continuous, linear, transmural lesions. Our REVELATION Helix microcatheter system is designed to diagnose and treat atrial fibrillation that originates from the pulmonary veins, located in the left atria. The REVELATION Tx, which has received CE Mark approved in the European Union, is in a Phase III clinical trial in the United States to treat atrial fibrillation. The REVELATION Helix can both diagnose and treat focal, or localized atrial fibrillation and make circumferential or partially circumferential scar patterns within the pulmonary veins or on the ostia, or outer base of the pulmonary veins, to contain atrial fibrillation. The REVELATION Helix received CE Mark approval in December 2001 to treat atrial fibrillation originating in the pulmonary veins.

         Our microcatheter systems typically deliver less radiofrequency energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. We believe these thinner lesions will result in an improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. We also designed the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters with temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue thereby giving a more accurate temperature reading during ablation. Temperature sensing is extremely important when treating tissue in the left atria. The delivery of radiofrequency energy creates scar tissue and has the potential to coagulate blood. Blood clots are extremely dangerous on the left side of the heart because these clots can flow through the arterial system to the brain causing a stroke. Competitive systems utilize temperature sensors positioned under their electrodes that are not in direct contact with the tissue. We believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage due to the concern of creating clots or coagulum during an ablation procedure. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for atrial fibrillation, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

     Curative Approach for Ventricular Tachycardia

         Our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and the TheraStream microcatheter system for both mapping and ablation of ventricular tachycardia are designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the ventricular tachycardia foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters in development. The intravascular approach to ventricular tachycardia ablation should permit our microcatheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus optimizing the normal function of the heart after the procedure. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER, PATHFINDER mini, TRACER and TheraStream under development.

         In January 2001, we decided to focus our efforts on our atrial fibrillation program and postpone our work on the therapeutic ventricular tachycardia program until such time that we have the appropriate.

Our Business Strategy

         Our objective is to be a leading developer of innovative products that provide safer and more effective diagnosis and treatment of atrial fibrillation and ventricular tachycardia. We are currently focusing our development efforts on getting regulatory approval in the United States for our REVELATION family of microcatheters to treat atrial fibrillation. Once our REVELATION Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION Helix for mapping and treating atrial fibrillation originating in the pulmonary veins of the heart. Our strategy incorporates the following key elements:

         . Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. We are developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for atrial fibrillation. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, including guiding catheters in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. Additionally, for treating atrial fibrillation, we believe our REVELATION family of microcatheters will be used to create long, thin linear lesions which are designed to replicate the "maze" surgical procedure, which is an expensive, highly invasive procedure, but has a high rate of success. By using microcatheters that can map as well as ablate, we believe the electrophysiologist need access the arrhythmia-causing tissue only once in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

         . Provide microcatheter systems that lower the cost of treating electrophysiological disorders. Our microcatheter systems are designed to reduce the average time required for atrial fibrillation and ventricular tachycardia diagnostic and therapeutic procedures significantly. As a result, time spent in high cost electrophysiology laboratories should be reduced, lowering the overall cost of atrial fibrillation or ventricular tachycardia treatments. The shorter procedure time that we believe will result from the use of our microcatheter systems should enable physicians to perform a greater number of atrial fibrillation or ventricular tachycardia procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement rates for atrial fibrillation and ventricular tachycardia procedures using our microcatheter systems. We believe that our microcatheter systems will appeal to patients and third-party payors seeking a cost-effective solution to the diagnosis and treatment of atrial fibrillation and ventricular tachycardia.

         . Accelerate acceptance and adoption of our microcatheter systems by leading electrophysiologists. We have formed relationships with leading medical centers in the United States, Europe and Japan to perform clinical trials of our microcatheter systems for the diagnosis and treatment of atrial fibrillation. Based on data submitted upon completion of our Phase II clinical trial, we obtained approval from the US Food and Drug Administration to expand to a Phase III pivotal trial. We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is an important step in the overall market acceptance of our microcatheter systems. We intend to continue to work with leading physicians and medical centers, to complete the Phase III clinical trial demonstrating the safety and effectiveness of our microcatheter systems and, ultimately, to establish broad market acceptance of our products. In addition, we intend to accelerate physician education through additional training with our clinical investigators and adoption through peer-reviewed publications concerning the clinical trials of our microcatheter systems.

         . Increase sales by further penetrating international markets. We intend to increase international sales, especially in Europe, through expansion of our network of international distributors to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. We received ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as European approval to market a number of our products with the right to affix the CE Mark. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER microcatheter system for mapping ventricular tachycardia and have received regulatory approval in the United States, Europe, Japan and Australia for our REVELATION microcatheter system for mapping atrial fibrillation. We received CE Mark approval to market the REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix ablation microcatheter systems to treat atrial fibrillation which were approved in the European Union in August 1998, December 1998, June 2000 and December 2001, respectively.

Products

         We are currently focused on developing microcatheter systems for the diagnosis and treatment of atrial fibrillation. These systems are designed to access both the right and left atria. Our microcatheter systems are designed to be used endocardially in the atria, to map and then ablate atrial fibrillation causing tissues through the creation of long, thin, continuous, linear, transmural lesions. The series of electrodes at the distal ends, depending on the particular product, may both receive electrical signals for mapping and emitting radiofrequency energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than other existing electrophysiology catheters, providing thinner linear lesions and less destruction of tissue. Our microcatheters are designed as single use, disposable products. We are designing our products to be used with all existing electrophysiology recording systems and radiofrequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these microcatheter systems.

         The following table describes our products and their intended indications and regulatory status:

                                                                                                               International
                                 Description               Indication       U.S. Regulatory Status(1)       Regulatory Status(1)
                       ------------------------------   ----------------   ---------------------------   --------------------------
Therapeutic Products
--------------------

REVELATION             Eight-electrode microcatheter    Mapping            510(k) (2) clearance          Approved in European
                       system designed to map in both                      obtained.                     Union (CE Mark) (3),
                       right and left atria.                                                             Japan and Canada.

                       Can also be used for linear      Ablation                                         Approved in the European
                       ablation in approved markets.                                                     Union (CE Mark) for
                                                                                                         ablation.

REVELATION Tx          Eight-electrode microcathere     Mapping and        Phase III IDE(4) approved;    Approved in European
                       system with tissue temperature   Ablation           clinical trial in progress.   Union (CE Mark).
                       sensors designed to map and
                       create long, thin, continuous,
                       linear, transmural lesions in
                       the atrium.

REVELATION T-Flex      Deflectable and steerable        Mapping and        Supplemental submission       Approved in European
                       eight-electrode microcatheter    Ablation           to FDA planned after          Union (CE Mark).
                       system with tissue temperature                      REVELATION Tx
                       sensors designed to map and                         approval.
                       create long, thin, continuous,
                       linear, transmural lesions in
                       the right atrium.

REVELATION Helix       Helical shaped eight-electrode   Mapping and        Clinical trial planned to     Approved in European
                       microcatheter system with        Ablation           begin in second half of       Union (CE Mark).
                       tissue temperature sensors                          2002.
                       designed to map and create
                       circumferential or focal
                       lesions in the pulmonary
                       vein ostia of the left atrium.

Diagnostic Products
--------------------

PATHFINDER             Multi-                           Mapping            510(k) clearance obtained.    Approved in European

                                                                                                               International
                                 Description               Indication       U.S. Regulatory Status(1)       Regulatory Status(1)
                       ------------------------------   ----------------   ---------------------------   --------------------------
                       electrode microcatheter                                                           Union (CE Mark) and
                       system designed for accessing                                                     Japan
                       coronary sinus vasculature to
                       locate arrhythmia-causing
                       tissue.

PATHFINDER mini        Smallest PATHFINDER              Mapping            510(k) clearance obtained.    Approved in European
                       microcatheter (1.5 French)                                                        Union (CE Mark), Japan
                       designed to provide access to                                                     and Canada.
                       more distal and smaller
                       coronary veins

TRACER                 Over-the-wire multi-electrode    Mapping            510(k) clearance obtained.    Approved in European
                       microcatheter system designed                                                     Union (CE Mark) and
                       to be used in the veins of the                                                    Japan.
                       heart wall over a guidewire.

TheraStream            Over-the-wire multi-electrode    Ablation           US IDE approved for           No trial currently planned
                       microcatheter system designed                       feasibility trial. Clinical   in European Union.
                       for mapping and ablation from                       trial on hold.
                       within the veins of the heart
                       wall.

Support Products
--------------------

VENAPORT               Guiding catheters to access      Venous access      510(k) clearance obtained.    Approved in European
                       coronary sinus with a family                                                      Union (CE Mark), Japan
                       of curve shapes and lengths.                                                      and Switzerland.
                       Designed to deliver our
                       microcatheters.

VUEPORT                Balloon-tipped coronary sinus    Venous access,     510(k) clearance obtained.    Approved in European
                       guiding catheter designed to     delivery of EP                                   Union (CE Mark), Japan,
                       facilitate delivery of           catheters,                                       Canada and Australia.
                       electrophysiology (EP)           venography
                       catheters and for injection
                       of contrast material to
                       facilitate and provide
                       occlusive venography.

NAVIPORT               Deflectable guiding catheter     EP catheter        510(k) clearance obtained.    Approved in European
                       designed to facilitate           delivery and                                     Union (CE Mark),
                       delivery of EP catheters.        support                                          Japan, Canada and
                                                                                                         Australia.

Accessories
--------------------

EP SELECT              Switch box designed to           Connectivity for   510(k) clearance obtained.    Approved in European
                       interface with existing          pacing and                                       Union (CE Mark).
                       electrophysiology lab            electrophysiol-
                       equipment and multi-electrode    ogy recording.
                       catheters.

TX SELECT              Switch box designed to           Connectivity for   Incorporated into US IDE      Approved in European
                       interface with existing          pacing,            for REVELATION Tx as          Union (CE Mark).
                       electrophysiology lab            electrophysiol-    part of the mapping and
                       equipment and multi-electrode    ogy recording      ablation system. Currently
                       catheters.                       and radio          in Phase III pivotal
                                                        frequency          clinical study.
                                                        ablation.

---------------
(1) The regulatory status of our microcatheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See "--Government Regulation." The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

(2) 510(K) clearance is when a product has been found by the Food and Drug Administration to be substantially equivalent to other similar and legally marketed devices and receives clearance for commercial distribution. A 510(K) product usually requires less time to receive FDA approval to market.

(3) Receipt of the CE Mark means approval to market a specific product in any country that is a member of the European Common Market

(4) IDE is an Investigational Device Exemption issued by the FDA to study the safety and effectiveness of an unapproved investigational device in humans. Approval to begin an IDE study is issued if the FDA believes the device potentially offers benefits for public health that outweigh the identified risk(s).

     Products Designed for Mapping and Ablating Atrial Fibrillation

         Our REVELATION family of microcatheters can access both the right and left atria in a minimally invasive procedure. They are designed to effectively map and ablate atrial fibrillation-causing tissue by creating (1) long, thin, continuous, linear, transmural lesions in the right or left atria and (2) focal, circumferential or linear lesions in and around the pulmonary veins located in the left atria.

         REVELATION for Atrial Fibrillation Mapping. The REVELATION microcatheter system is designed to facilitate mapping of the atria. The REVELATION is a thin, flexible, eight-electrode microcatheter. The REVELATION microcatheter system is a 3.3 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has eight coiled electrodes for added flexibility to enhance contact and conformity with atrial tissue. This microcatheter system is being marketed for mapping atrial fibrillation in the United States, Europe and Japan. The REVELATION is also approved for treating atrial fibrillation in the European Union.

         Mapping prior to ablation may be useful to identify different segments of the atrial fibrillation population, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most atrial fibrillation patients will need to be mapped and ablated in both the left and right atria, while others believe only right atrial intervention is warranted. During the maze procedure, the surgeon does not map the atria, rather a set of predetermined cuts are made in anatomical areas of the atria. We believe that our products will have clinical utility in either of these situations.

         REVELATION Tx for Atrial Fibrillation Ablation. The REVELATION Tx is a thin, flexible, eight-electrode microcatheter. The REVELATION Tx microcatheter system is a 3.7 French diameter microcatheter that incorporates variable stiffness technology that permits access to any area of the atria and has coiled electrodes for added flexibility to enhance contact and conformity with atrial tissue. The REVELATION Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electrophysiologist will be able to use the REVELATION Tx microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Tx may have the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

         The REVELATION Tx microcatheter is designed with narrow, coiled electrodes that are able to deliver radiofrequency energy to ablate the atrial fibrillation-causing tissue at much lower power settings than documented with current electrophysiology catheters. These lower power settings reduce the damage to atrial tissue. We have designed our REVELATION Tx microcatheter system to be used with virtually all cardiac electrophysiology radiofrequency generators and electrophysiology mapping systems.

         We submitted data to the FDA from our Phase II clinical study to treat atrial fibrillation in the United States and received permission to expand to the Phase III clinical trial in June 2000. By December 31, 2001, a sufficient number of patients had been treated in this clinical trial to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our Pre-Market Approval (PMA) application. approval of a PMA application from the FDA will be required before the REVELATION Tx can be marketed in the United States to treat atrial fibrillation. See "--Government Regulation."

         REVELATION T-Flex for Diagnosing and Treating Atrial Fibrillation. The REVELATION T-Flex microcatheter system has the same operational characteristics as the REVELATION Tx, is a 5.0 French diameter microcatheter with a that is deflectable, or steerable. The addition of the ability to deflect makes the REVELATION T-Flex more maneuverable and potentially easier to position in the atrial anatomy.

         REVELATION Helix for Atrial Fibrillation Ablation. The REVELATION Helix is a thin, flexible, eight-electrode microcatheter with a helical-shaped distal tip. The REVELATION Helix microcatheter system is a 4.0 French diameter microcatheter that incorporates variable stiffness guidewire technology and permits access to areas of the pulmonary vein area of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a continuous lesion that extends through the thickness of the atrial wall, or for mapping and ablating a focal site in the pulmonary veins.

         Like the REVELATION Tx, the REVELATION Helix microcatheter is designed with narrow coiled electrodes that are able to deliver radiofrequency energy to ablate atrial fibrillation-causing tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum. We have designed our REVELATION Helix microcatheter system to be used with all cardiac electrophysiology radiofrequency generators and electrophysiology mapping computer systems.

         We believe that electrophysiologists will be able to use the REVELATION Helix microcatheter system to create thin, linear or curvilinear, transmural lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

         A multi-center, 40-patient clinical investigation of the REVELATION Helix began in Germany with the first patient treated in August, 2001. As of December 31, 2001, twenty-three patients have been treated. On December 10, 2001, we received approval to market the REVELATION Helix in Europe under the CE Mark. The clinical investigation will be continued until the 40 patients have been treated to collect clinical data to support a U.S. application for an Investigational Device Exemption (IDE) and to provide clinical data to support sales and marketing of the device in Europe. As of December 31, 2001, no complications associated with the REVELATION Helix had been reported.

     Products Designed for Mapping and Ablating Ventricular Tachycardia

         Our intravascular approach allows our microcatheters to be positioned in the veins on the outer surface of the heart (epicardially) in close proximity to the ventricular tachycardia causing tissue and provides stable positioning within the coronary vascular system. We believe this approach will result in greater accuracy of diagnosis and more effective treatment.

         Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutic's products designed to access the vessels of the brain. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

         PATHFINDER, PATHFINDER mini and TRACER for Ventricular Tachycardia Mapping. This microcatheter systems used for diagnosing ventricular tachycardia are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems can be used to sub-select vessels and even access the small veins located at the apex, or lower tip of the heart. Our PATHFINDER and TRACER microcatheter systems are configured with four, eight, sixteen or twenty electrodes, which enable the physician to map, over a larger area than most current mapping catheter. The PATHFINDER mini, our smallest microcatheter system is 1.5 French in diameter (the typical catheter is approximately one fifth the size) and provides more distal access to smaller vasculature of the heart.

         We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER microcatheter system for mapping ventricular tachycardia. We sell our PATHFINDER for ventricular tachycardia mapping in the United States and in Europe through a small direct sales force and an expanding network of distributors. Our products are sold in Japan, Australia and Canada through our distributors in each country. The PATHFINDER can safely map ventricular tachycardia via the coronary veins and up to four PATHFINDERs have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of ventricular tachycardia.

         We have decided to focus our efforts on our atrial fibrillation program and postpone work on the TheraStream ventricular tachycardia program until such time that we deem appropriate.

         The Cardima PATHFINDER and PATHFINDER mini microcatheter systems for venous mapping of ventricular tachycardia have received 510(k) clearances from the U.S. Food and Drug Administration, as well as the VENAPORT, VUEPORT and NAVIPORT families of guiding catheters.

Research and New Product Development

         We believe our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our research and new product development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. Currently, our primary research and development program involves completing the Phase III clinical trial with the REVELATION Tx microcatheter system for atrial fibrillation ablation. Our secondary research and development program involves commencing the US clinical trial with our REVELATION Helix microcatheter system for pulmonary vein ablation as part of our overall therapeutic atrial fibrillation program.

          Research and development expenses for the years ended December 31, 2001, 2000 and 1999, were $4.9 million, $4.4 million and $5.7 million, respectively. We announced restructurings and workforce reductions in January 2001, January 2000 and in January 1999, which affected all functional areas, including research and development. We continue to focus our efforts on certain specific projects.

Marketing and Distribution

          We marketed and sold our microcatheter systems through a direct sales force in the United States, France and Germany, and to our distributors in other countries throughout 1999. In January 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation's Daig Division to distribute our diagnostic products in the United States. As of September 1, 2001, the agreement was terminated due to Daig's failure to meet the contractual first-year minimum sales level.

          We have three direct sales representatives responsible for sales of our 510(k) cleared products in the United States and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 1,000 board certified electrophysiologists practicing domestically.

         In the fourth quarter of 2001, we expanded our European sales force to four sales representatives and one clinical specialist, specifically to cover Germany, France, the Mediterranean area, the United Kingdom, the Nordic area, and central and eastern Europe in order to support the REVELATION Helix launch throughout Europe. We are in the process of selecting a distributor in France. We believe there are about approximately 1,000 hospitals that perform electrophysiology procedures and approximately 1,000 board certified electrophysiologists located internationally.

         We have increased our sales channels in Asia by adding a new distributor in Hong Kong and are in the process of adding a distributor in China. We continue to selectively expand our international distribution in order to ensure that our sales effort remains in line with our revenue objectives.

Manufacturing

         We fabricate certain proprietary components of our products and assemble, inspect, test and package most components into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to our proprietary technology.

         We believe that our custom-designed, proprietary processing equipment is an important component of our manufacturing strategy. In some cases, we developed proprietary enhancements for existing production machinery to facilitate the manufacture of our products to exacting standards. We also developed core manufacturing technologies and processes, including proprietary extrusion techniques and equipment, polymer-processing capabilities, including composite lamination, welding of dissimilar materials, balloon forming and proprietary, precision guidewire-grinding techniques enabling fabrication of a large variety of guidewire core profiles. Furthermore, our technological expertise includes wire-braiding, precision coil winding, application of hydrophilic coating, material cleaning and surface preparation.

         Catheter manufacturing involves complex operations with a number of separate processes and similar components. Catheters are assembled and tested by us prior to sterilization. If we receive PMA approval from the FDA for our atrial fibrillation products, we may need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs.

Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. We conduct supplier quality audits and have established a supplier qualification program. Several of the components and equipment, such as laminate tubing, core wire mandrels, connector components and hydrophilic coating, are provided by sole source suppliers. Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutics products designed to access the vessels of the brain. Target Therapeutics is a company that develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by us. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature. Because of the long lead time for some components, which are currently available from a single source, a supplier's inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

         Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Regulations and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TUV, a regulatory agency of the European Union, to market our products. We have obtained ISO 9001 (EN 46001) Quality Systems certification from TUV and have obtained the right to affix the CE Mark to certain of our electrophysiology mapping and ablation catheters and accessories. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual re-certification inspections by TUV in August 2000 and in November 2001. In November 2000, the FDA conducted a Quality System Inspection Technique Audit of our manufacturing facilities, which we successfully passed. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See "Government Regulation."

Patents and Proprietary Rights

         Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 18 issued United States patents and 6 pending United States patent applications. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash. We received back a perpetual, worldwide co-license at no cost from Medtronic to use those patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters. We have also filed 51 patent applications in major international markets, of which two have been granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

         We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target Therapeutics, Inc., we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target Therapeutics, Inc. technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any Target Therapeutics, Inc. technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering Target Therapeutics, Inc. technology developed prior to May 31, 1996. In addition to this exclusive license to use Target Therapeutics, Inc. technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target Therapeutics, Inc. technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target Therapeutics, Inc. technology that results in a material change in the function, purpose or application of a particular product incorporating Target Therapeutics, Inc. technology. We believe that the incorporation of electrodes in our microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although we have not confirmed this belief in writing with Target Therapeutics, Inc.

         Under the Target Therapeutics, Inc. agreement, we granted back to Target Therapeutic, Inc. an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target Therapeutic's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutic's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying Target Therapeutics, Inc. an amount equal to 40% of the gross profit for such product.

         We obtained rights to a biocompatible hydrophilic-coating material and process through an exclusive royalty-bearing license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach.

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

         U.S. patent applications filed prior to November 29, 2000 are maintained in secrecy until patents are issued, however, in the case of U.S. patent applications filed after this date or filed in foreign countries, the applications are published 18 months from filing or from the priority date. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of our development activities make comprehensive patent searches and analysis impractical or not cost-effective. Although we have made patent and publication searches in the United States and in foreign countries to determine whether materials, processes or designs used by our potential products or us infringe or will infringe third-party patents, such searches can not be comprehensive due to the nature of patents. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file applications for, or have not received or will not receive, patents and will not obtain additional proprietary rights relating to products, materials or processes used or proposed to be used by us.

         The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Although there are no claims against us, any such claims, with or without merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. If any third party patent claims are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or could be required to obtain licenses from the patent owners of each patent, or redesign our products or processes to avoid infringement. There can be no assurance such licenses will be available or, if available, will be available on terms acceptable to us or that we will be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, and results of operations. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us to protect trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Competition

         We believe our primary competitors to be large companies who are engaged in the development and marketing of existing catheter technology, which we believe to be less effective therapies for the treatment of atrial fibrillation and ventricular tachycardia. Additional treatments include drugs, external electrical cardioversion and defibrillation, implantable defibrillators, open heart surgery and purposeful destruction of the atrio-ventricular node, followed by implantation of a pacemaker. Several competitors are also developing new approaches and new products for the mapping and ablation of atrial fibrillation and ventricular tachycardia. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the surgical maze procedure in a minimally invasive manner. If any of these approaches or products are approved and prove to be safe and effective, our products could be rendered non-competitive or obsolete, which could have a material adverse effect on our business, financial condition and results of operations.

         Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific, C.R. Bard, Inc., Guidant, Inc., Johnson & Johnson, through its Cordis division, St. Jude, Inc., through its Daig Division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products.

         Other companies are developing proprietary systems for the diagnosis of cardiac arrhythmias including Biosense Webster, Inc., a division of Johnson & Johnson; Cardiac Pathways, Inc. and EP Technologies, divisions of Boston Scientific; and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of atrial fibrillation and ventricular tachycardia, including Guidant, Inc., Medtronic, Inc., and St. Jude Medical Inc., which manufacture implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the current treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. Our failure to demonstrate the competitive advantages of our products would have a material adverse effect on our business, financial condition and results of operations.

         In the market for cardiac mapping and ablation devices, we believe that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. We believe our products compete very favorably with respect to these factors, although there is no assurance that we will be able to continue to do so.

Government Regulation

         The pre-clinical and clinical testing, manufacturing, labeling, marketing and distribution of our products are subject to extensive and rigorous government regulation in the United States and other countries. Non-compliance with applicable regulatory requirements can result in enforcement action by the Food and Drug Administration or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal to grant marketing clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

     U.S. Regulation

         A medical device may be marketed in the United States only with prior authorization from the FDA. Devices classified by the FDA as posing less risk are placed either in Class I or II. All Class II and some Class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "pre-amendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) which the FDA has not required a PMA application. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not "substantially equivalent" to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or constitute a major change in its intended use, will require a supplemental 510(k) clearance. We believe that, generally, it takes about 4 to 12 months from the date of submission to obtain 510(k) clearance. However, the process may take substantially longer, depending on the circumstances, and there can be no assurance that 510(k) clearance will ever be obtained.

         To date, we have received 510(k) clearances from the FDA for our PATHFINDER, PATHFINDER mini and TRACER over-the-wire microcatheter systems for mapping ventricular tachycardia and REVELATION microcatheter system for mapping atrial fibrillation. In addition, we have received 510(k) clearance for our line of VENAPORT, VUEPORT and NAVIPORT guiding catheters used to introduce electrophysiology catheters into the heart.

         A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device) or when there is no similar device already approved. A Class III device generally must go through the PMA application process to receive FDA approval. This process which requires the manufacturer to establish the safety and effectiveness of the device to the FDA's satisfaction with extensive pre-clinical and clinical data as well as information about the manufacture of the device and its components and about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer's facilities for compliance with the Quality System Regulation, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

         Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant's facilities and/or its investigator's sites to audit the clinical data. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process and the panel's recommendation is generally accepted.

         If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue an Approval Order for the approved indications, which can be more limited than those originally sought by the manufacturer. The Approval Order can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any of our PMA applications will ever be approved. Even after obtaining approval, a new PMA application or PMA supplement is generally required for any modification to the device, its labeling or its manufacturing process.

         We have confirmed that our ablation products, including the REVELATION Tx, REVELATION T-Flex and REVELATION Helix will be designated as Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

         A clinical trial in support of a 510(k) submission or a PMA application generally requires an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specific number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Our failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

         We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION Tx microcatheter system for atrial fibrillation in August 2000. By December 31, 2001, a sufficient number of patients had been treated in this clinical study to provide the necessary volume of safety and effectiveness data required for acceptance of the PMA application. The integrity of the data and the eligibility of all datapoints for inclusion in the data analysis must be confirmed by the FDA. An IDE for our TheraStream ventricular tachycardia ablation microcatheter system was approved by the FDA in November 1999 and approval to expand the study was received in 2000. We have decided to focus our efforts on our atrial fibrillation program and to postpone work on our ventricular tachycardia program.

         Any devices manufactured or distributed by us pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We are subject to inspection by the FDA and the California Department of Health Services and have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States, including general labeling regulations, the Quality System Regulations, the Medical Device Reporting regulation (which requires that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting approved products for unapproved, "off-label", uses. In addition, Class II devices, such as our mapping products, can be subject to additional special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on us.

         Unanticipated changes in existing regulatory requirements, failure to comply with such requirements or adoption of new requirements could have a material adverse effect on us. We also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, good manufacturing practices, environmental protection, fire hazard control and hazardous material disposal. There can be no assurance we will not incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

     Foreign Regulation

         In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain regulatory approvals and clearances and otherwise comply with extensive regulations in those jurisdictions regarding safety, quality and manufacturing processes. These regulations, including the requirements for regulatory approval or clearance and the time period required for regulatory review, vary from country to country. In addition, there may be foreign regulatory barriers other than pre-market approval. There can be no assurance we will obtain regulatory approvals or clearances in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals or clearances. Under certain circumstances, FDA approval is required for us to export our products. Delays in receipt of approvals to market our products, failure to receive these approvals or loss of previously received approvals could have a material adverse effect on our business, financial condition and results of operations.

         The European Union has promulgated rules that require commercial medical products to bear the CE Mark. The CE Mark is recognized by the European Union as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. A CE Mark allows us to market our products in the European Union and avoid the costly and cumbersome requirements to obtain approvals in each European Union country separately. We received ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities in Fremont, California, which were re-certified in December 1998 and in November 2001. This certification is required in order to affix the CE Mark to our approved products marketed in Europe.

         We have received regulatory approval to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation as well as our PATHFINDER diagnostic family of microcatheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

Third-Party Reimbursement

         In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Our success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, inappropriate or used for a non-approved indication. If FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration (HCFA) for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The federal Medicare program, many state Medicaid programs and other payors reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group established by the HCFA. The fixed rate of reimbursement is typically based on the patient's diagnosis and the procedure performed, but may be related to the specific type or number of devices used in a procedure. There can be no assurance that reimbursement for our products will be available in sufficient amounts if at all, or that future reimbursement policies of payors will not adversely affect our ability to sell products on a profitable basis.

         In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental / investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, such as if the treatment is not medically needed for the specific patient. There can be no assurance that our products will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, we may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on our business, financial condition and results of operations.

         There is also proposed federal legislation that would change the traditional Medicare payment system by creating a new visit-based payment system called ambulatory patient groups, that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If our products increase the cost per procedure above the fixed rate under the ambulatory patient groups system, market acceptance of such products could be impaired, which would have a material adverse effect on our business, financial condition and results of operations.

         The U. S. Congress has recently enacted and we have recently received pass-through reimbursement allowance in March 2001 on all U.S. approved diagnostic and guiding catheter products including the PATHFINDER, REVELATION, TRACER, NAVIPORT, VUEPORT and VENAPORT. Pass-through reimbursement allows for the direct charging of a specific product for reimbursement.

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

         Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, we believe that a patient's underlying arrhythmia should typically not recur after treatment with procedures using our products. We anticipate that hospital administrators and physicians would justify the use of our products by the attendant cost savings and clinical benefits derived from the use of our products. However, there can be no assurance this will be the case. There can be no assurance reimbursement for our products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures using our products, would have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Insurance

         The development, manufacture and sale of our microcatheter systems may expose us to product liability claims. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although all our guiding, diagnostic and therapeutic products are labeled for single use only, we are aware that some physicians are resterilizing and reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Facilities

         We lease approximately a 44,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease was amended to allow for an additional three-year extension to our facility lease, which expires in November 2002. In May 2001, we entered into a sublease agreement with Bay Packets, Inc. to sublease approximately 16,674 square feet of the second floor of the facility. This sublease expires October 14, 2002. We are currently reviewing our facility plans for the next three years. Although we believe this facility will be adequate to meet our requirements for the current period of time, we may need additional space to commercialize our products.

Employees

         At December 31, 2001, we had 67 employees, 7 of whom were engaged directly in research and new product development, 8 in regulatory affairs, quality assurance and clinical activities, 27 in manufacturing, 11 in sales and marketing and 14 in finance and administration.

         In January 2001, we eliminated 12 full-time positions and 10 temporary positions or about 28% of its workforce, with the objective of re-aligning resources to focus on our Phase III clinical trial to treat atrial fibrillation and reducing overall operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of September 30, 2001 all severance and benefits related to the restructuring were paid. The 22 positions were comprised of 4 individuals from research and development, 14 individuals from manufacturing and operations, and 4 administrative positions; all of these positions were located at our corporate headquarters. The amounts recorded for this termination were as follows: $157,000 research and development, $116,000 general and administration, and $25,000 for manufacturing/cost of goods sold. The majority of affected employees were not covered by employment contracts that required severance payments.

         We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations - We are dependent upon our key personnel and will need to hire additional key personnel in the future."

Item 2.  Properties

Facilities

         We lease approximately a 44,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease was amended to allow for an additional three-year facility lease, expiring in November 2002. In May 2001, we entered into a sublease agreement with Bay Packets, Inc. to sublease approximately 16,674 square feet of the second floor of the facility. This sublease expires October 14, 2002. We are currently reviewing our facilities plan going forward. We believe this facility will be adequate to meet our requirements for the current period of time.

Item 3.  Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock trades on the Nasdaq SmallCap Market under the symbol CRDM since June 2001. Prior to that, our common stock traded on the Nasdaq National Market since our initial public offering in June 1997. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

                                                          HIGH           LOW
                                                       ---------      ---------
              YEAR ENDED DECEMBER 31, 2001
                  First Quarter ...................      $0.66          $0.28
                  Second Quarter ..................       1.50           0.22
                  Third Quarter....................       2.60           1.04
                  Fourth Quarter...................       2.67           1.39


                                                          HIGH           LOW
                                                       ---------      ---------
              YEAR ENDED DECEMBER 31, 2000
                  First Quarter ...................      $4.06          $1.66
                  Second Quarter...................       2.53           1.00
                  Third Quarter....................       1.50           1.00
                  Fourth Quarter...................       1.27           0.19


         As of March 15, 2002, there were approximately 268 holders of record of our common stock.

         We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement requires the approval of our bank to declare or pay cash dividends.

Item 6.  Selected Financial Data

         The following selected financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

                                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
Statements of Operations Data:
Net sales                                                 $  1,861    $  2,570    $  3,495    $  2,499    $  1,261
Cost of goods sold                                           3,717       3,667       3,384       2,962       2,011
                                                          --------    --------    --------    --------    --------
     Gross profit (loss)                                    (1,856)     (1,097)        111        (463)       (750)
Operating expenses:
     Research and development                                4,873       4,432       5,694       7,230       5,320
     Selling, general and administrative                     6,675       6,185       8,173       8,556       6,656
                                                          --------    --------    --------    --------    --------
          Total operating expenses                          11,548      10,617      13,867      15,786      11,976
                                                          --------    --------    --------    --------    --------
Operting loss                                              (13,404)    (11,714)    (13,756)    (16,249)    (12,726)
Interest and other income                                      123         230         250         359         602
Interest expense                                               (60)       (365)       (522)       (296)       (148)
Gain on sale of intellectual property                        4,000       4,000          --          --          --
                                                          --------    --------    --------    --------    --------
Net loss                                                  $ (9,341)   $ (7,849)   $(14,028)   $(16,186)   $(12,272)
                                                          ========    ========    ========    ========    ========
Basic and diluted net loss per share                      $  (0.30)   $  (0.38)   $  (0.89)   $  (1.96)   $  (2.64)
                                                          ========    ========    ========    ========    ========
Shares used in computing basic and diluted net loss per
share                                                       31,114      20,818      15,746       8,239       4,642
                                                          ========    ========    ========    ========    ========


                                                                                DECEMBER 31,
                                                          --------------------------------------------------------
                                                            2001        2000        1999        1998        1997
                                                          --------    --------    --------    --------    --------
Balance Sheets Data:
Cash, cash equivalents and short-term
   Investments                                            $  7,542    $  1,324    $    920    $    645    $ 12,848
Working capital (deficit)                                    6,756         652      (1,293)     (1,614)     11,609
Total assets                                                11,818       5,903       6,089       7,283      17,674
Capital lease obligation, noncurrent portion                    64         192       1,012       1,120         840
Line of credit obligation, noncurrent portion                   --          --       1,095       2,183          --
Accumulated deficit                                        (77,826)    (68,485)    (60,636)    (46,608)    (30,422)
Total stockholders' equity (deficit)                         8,757       2,894        (420)     (1,176)    (14,444)


                                  CARDIMA, INC.
                         Quarterly Results of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 For the Quarter Ended
                                                      --------------------   ---------------------
                                                      Mar. 31,    Jun. 30,   Sept. 30,    Dec. 31,
                                                        2001        2001        2001        2001
                                                      --------    --------   ---------    --------
Net sales                                             $    539    $    473    $    465    $    384
Cost of goods sold                                         974         945         949         849
                                                      --------    --------    --------    --------
         Gross margin                                     (435)       (472)       (484)       (465)

Operating expenses:
         Research and development                        1,357       1,290       1,091       1,135
         Selling, general and administrative             1,509       1,592       1,538       2,036
                                                      --------    --------    --------    --------
                  Total operating expenses               2,866       2,882       2,629       3,171
                                                      --------    --------    --------    --------
Operating loss                                          (3,301)     (3,354)     (3,113)     (3,636)

Interest and other income                                   12          44          37          30
Interest expense                                           (19)        (16)        (14)        (11)
Gain on sale of intellectual property                    4,000        --          --          --
                                                      --------    --------    --------    --------
Net income (loss)                                     $    692    $ (3,326)   $ (3,090)   $ (3,617)
                                                      ========    ========    ========    ========

Basic net income/(loss) loss per share                $   0.03    $  (0.11)   $  (0.09)   $  (0.09)
                                                      ========    ========    ========    ========

Shares used net income (loss) basic and diluted         21,620      29,148      34,641      39,045
                                                      ========    ========    ========    ========


                                                                 For the Quarter Ended
                                                      --------------------   ---------------------
                                                      Mar. 31,    Jun. 30,   Sept. 30,    Dec. 31,
                                                        2000        2000        2000        2000
                                                      --------    --------   ---------    --------
Net sales                                             $    669    $    745    $    425    $    731
Cost of goods sold                                         846         676         889       1,256
                                                      --------    --------    --------    --------
         Gross margin                                     (177)         69        (464)       (525)

Operating expenses:
         Research and development                        1,166       1,108       1,373         785
         Selling, general and administrative             1,569       1,722       1,498       1,396
                                                      --------    --------    --------    --------
                  Total operating expenses               2,735       2,830       2,871       2,181
                                                      --------    --------    --------    --------
Operating loss                                          (2,912)     (2,761)     (3,335)     (2,706)

Interest and other income                                   53          90          38          49
Interest expense                                          (111)       (103)        (91)        (60)
Gain on sale of intellectual property                       --          --          --       4,000
                                                      --------    --------    --------    --------
Net income (loss)                                     $ (2,970)   $ (2,774)   $ (3,388)   $  1,283
                                                      ========    ========    ========    ========

Basic net income/(loss) loss per share                $  (0.16)   $  (0.13)   $  (0.16)   $   0.06
                                                      ========    ========    ========    ========

Shares used net income (loss) basic and diluted         18,674      21,471      21,547      21,579
                                                      ========    ========    ========    ========

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

Overview

         Since our incorporation in 1992, we have been engaged in the design, research, development, manufacturing, testing and marketing of microcatheter systems for the mapping and ablation of cardiac arrhythmias. We have generated revenues of approximately $12.8 million from inception to December 31, 2001. Prior to 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the regulatory clearance by the FDA of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation. To date, our international sales have been made through our small direct sales force and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION and REVELATION Tx microcatheter systems for treating atrial fibrillation following receipt of CE Mark for those products in August 1998 and December 2001, respectively.

         We obtained the right to affix the CE Mark to our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and our REVELATION and REVELATION Tx microcatheter systems for both mapping and ablation of atrial fibrillation, permitting us to market those products in the member countries of the European Union. We received 510(k) clearances for the REVELATION microcatheter for mapping atrial fibrillation and the PATHFINDER mini microcatheter for mapping ventricular tachycardia and the VUEPORT balloon guiding catheter in July 1998. In addition, we received 510(k) clearance for our TRACER catheter for mapping ventricular tachycardia and our NAVIPORT deflectable tip guiding catheter.

         We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. We are currently in Phase III in the United States to treat atrial fibrillation with the REVELATION Tx microcatheter system.

         We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Critical Accounting Policies

     Use of Estimates

         We have prepared our financial statements in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statements and accompanying notes. Actual results could differ from these estimates.

     Revenue Recognition

         We recognize revenue when products are shipped. We recognize revenue from two types of customers, end-users and distributors. Revenue is recognized upon the shipment of product, provided that the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

     Inventories

         Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventory amounts are shown net of reserves for excess and obsolete inventory at the lower of cost or market. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

Results of Operations - Years Ended December 31, 2001 and 2000

     Net Sales

         For the year ended December 31, 2001, revenues decreased 28% to $1,861,000 from $2,570,000 for 2000. U.S. sales decreased 44% to $743,000 from
$1,334,000 primarily due to the termination of the distribution agreement with Daig in September 2001. Historically, revenue from Daig represented approximately 36% of our domestic sales in 2000

         European sales decreased 9% to $613,000 from $674,000, primarily due to our distributors' reduction of employees. Sales in Japan decreased 9% to $501,000 from $548,000 due to changes in product reimbursement laws in Japan in the first quarter of 2001. Sales in the rest of the world decreased 71% to $4,000 from $14,000 in 2000. Due to redirecting our resources to clinical trials in progress. In 2002, we expect net sales to be generated from the following geographies: 17% from sales in the United States, 22 % from Asia and 61% from Europe. We expect overall net sales to increase in 2002 as compared to 2001.

         We have decided to focus our resources and efforts on the completion of our Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

         Because the electrophysiology market is a focused, specialized group of physicians, we market and distribute our products in the United States with a small direct sales force and market and distribute our products internationally through a small direct sales force and distributors in selected countries who sell our products to physicians and hospitals.

     Cost of Goods Sold

         Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2001 increased 1% to $3,717,000 from $3,667,000 for 2000. The increase of cost of goods sold as a percent of net sales was primarily due to a decrease in U.S. sales volume to $743,000 for 2001 from $1,334,000 for 2000, which was due to the refocused of our efforts on our clinical trials and the termination of the distributor agreement with Daig. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels, lower demand and introduction of new products into manufacturing to be used for clinical trials. Production operated at approximately 60% of capacity. We expect costs per unit to begin to decrease as we plan to increase sales and related production volume, which will allocate fixed costs over an increased number of units produced. We expect total cost of goods sold to decrease slightly as revenue increases in 2002. We will continue to work on process improvements to provide greater manufacturing flexibility and cost savings in the production of our microcatheter systems.

     Research and Development Expenses

         Research and development expenses for 2001 increased 10% to $4,873,000 from $4,432,000 for 2000. The increase was primarily due to increased patient enrollments and necessary clinical trial expense from the United States Phase III clinical trial with the REVELATION Tx and cost associated with the European approval of the REVELATION Helix. We continue to experience cost savings associated with our efforts to focus on key research and development projects, and maintaining our focus on our atrial fibrillation products and clinical trials. We expect total research and development expenses in 2002 to increase as compared to 2001. The costs associated with research and preclinical programs and clinical development programs were approximately (in thousands):

                                                     December 31,
                                                 ------------------
                                                   2001       2000
                                                 -------    -------
         Research and development programs       $ 2,060    $ 2,503
         Clinical development programs           $ 2,813    $ 1,929
                                                 -------    -------
           Total research and development        $ 4,873    $ 4,432
                                                 =======    =======

         We are currently engaged in the clinical development of the products listed below. We must complete Phase III clinical trial for our atrial fibrillation ablation products in order to gather data for the completion of our PMA application to the FDA. Currently, we are targeting approval for our REVELATION Tx before the end of 2002. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our products will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter systems for treating atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations. The above uncertainties make it difficult for us to accurately predict the time or cost until completion of the current projects listed as follows:

                                                                                                         International Regulatory
                               Description                 Indication       U.S. Regulatory Status                Status
Therapeutic Products     ---------------------------     ---------------   ------------------------     --------------------------
--------------------

REVELATION Tx            Guidewire based                 Mapping and       Phase III IDE approved;      Approved in European
                         eight-electrode                 Ablation          clinical trial in            Union (CE Mark).
                         microcatheter system with                         progress.
                         tissue temperature sensors
                         designed to map and create
                         long, thin, continuous,
                         linear, transmural lesions
                         in the atrium.

REVELATION T-Flex        Deflectable and steerable       Mapping and       Supplemental submission      Approved in European
                         eight-electrode                 Ablation          to FDA planned after         Union (CE Mark).
                         microcatheter system with                         REVELATION TX approval
                         temperature sensors designed
                         to map and create long,
                         thin, continuous, linear,
                         transmural lesions in the
                         right atrium.

REVELATION Helix         Helical shaped guide-wire       Mapping and       Clinical trial planned       Approved in European
                         eight-electrode                 Ablation          to begin in second half      Union (CE Mark).
                         microcatheter system with                         of 2002.
                         temperature sensors
                         designed to map and create
                         circumferential, focal
                         linear lesions in the
                         pulmonary vein ostia of the
                         left atrium.



     Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 2001 increased 8% to $6,675,000 from $6,185,000 for 2000. Selling expenses for 2001 decreased 10% to $2,160,000 from $2,393,000 for 2000 due to staffing reductions as we entered into a distribution agreement with Daig in January 2000, which was subsequently terminated on September 1, 2001. We plan to sell our products with a small direct sales force and hired one additional sales representative with an expected incremental expense of approximately $250,000 a year. General and administrative expenses for 2001 increased 31% to $4,161,000 from $3,172,000 for 2000. The increase was primarily due to recognizing compensation expense for stock options and costs related to increased investor relations expenses. Marketing expenses for 2000 decreased 43% to $354,000 from $620,000 for 2000. The decrease was due primarily to the reduction of employees, decreased expenses for trade shows and the reduction in our direct marketing expenses as we continue to focus on the Phase III clinical trial. We expect to increase sales in 2002 due to the the approval of the REVELATION Helix microcatheter system in Europe. In general, expenses will be flat, except for sales and marketing, which are expected to increase in support of selling of the REVELATION Helix.

     Interest and Other Income, and Interest Expense

         Interest and other income for 2001 decreased 47% to $123,000 from $230,000 for 2000. The decrease was due primarily to average yields declining from 6.19% in 2000 to 4.04% in 2001, lower average cash and investment balances in 2001. Interest expense for 2001 decreased 84% to $60,000 from $365,000 in 2000. The decrease was due primarily to the payoff of a line of credit and the payoff of capital lease obligations. We expect interest expense to decrease in 2002 as compared to 2001.

     Gain on Sale of Intellectual Property

         The gain on Sale of Intellectual Property was due to the sale of a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheter patents to Medtronic for an aggregate purchase price of $8,000,000. In December 2000 we received $4,000,000 of the purchase price. The remaining $4,000,000 was received in January 2001, upon completion of the remaining transfer obligations under the agreement. We are not currently planning to sell any additional portions of our extensive patent portfolio and related intellectual property.

Results of Operations - Years Ended December 31, 2000 and 1999

     Net Sales

         For the year ended December 31, 2000, revenues decreased 26% to $2,570,000 from $3,495,000 for 1999. U.S. sales decreased 30% to $1,334,000 from
$1,915,000 due to converting from a direct sales force to an exclusive distributor arrangement. European sales decreased 40% to $674,000 from $1,127,000, primarily due to a restructuring and reduction in staff in Europe. Sales in Japan increased 61% to $548,000 from $341,000 due to strong sales of diagnostic products; and sales in the rest of the world decreased 88% to $14,000 from $112,000, due to 1999 sales including sales of products used in a clinical trial in 1999.

     Cost of Goods Sold

         Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 2000 increased 8% to $3,667,000 from $3,384,000 for 1999. The increase of cost of goods sold as a percent of net sales was due primarily to increased costs associated with the growth anticipated from the distribution agreement with Daig.

     Research and Development Expenses

         Research and development expenses for 2000 decreased 22% to $4,432,000 from $5,694,000 for 1999. The decrease is primarily due to the substantial completion of the Revelation Tx and the Revelation T-Flex research and development projects, and our efforts to focus on key research projects and to de-emphasize certain other projects.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 2000 decreased 24% to $6,185,000 from $8,173,000 for 1999. Selling expenses for 2000 decreased 45% to $2,393,000 from $4,376,000 for 1999. This decrease is a result of converting from a direct sales force to an exclusive distributor arrangement with Daig. General and administrative expenses for 2000 increased 10% to $3,172,000 from $2,878,000 for 1999 due to additional accrued compensation expense related to termination expenses and bonuses accrued over the past twelve months. Marketing expenses for 2000 decreased 32% to $620,000 from $919,000 for 1999 due to the reduction in employees, decreased expenses for trade shows and the reduction in our direct marketing expenses due to our distribution agreement with Daig.

     Interest and Other Income, Interest Expense

         Interest income for 2000 decreased to $230,000 from $250,000 for 1999 due to lower balances of cash and investments in 2000. Interest expense for 2000 decreased to $365,000 from $522,000 for 1999 due to the payoff of a line of credit.

     Gain on Sale of Intellectual Property

         We sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheter to Medtronic for an aggregate price of $8,000,000, of which $4,000,000 was recognized as of December 31, 2000.

Liquidity and Capital Resources

         We have financed our operations to date, principally through (1) private placements of equity securities, which have resulted in net proceeds of approximately $86,600,000 through December 31, 2001, (2) the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) sale of certain of our non-core patents to Medtronic for $8,000,000, and (5) equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of December 31, 2001, we had approximately $7,542,000 in cash and cash equivalents.

         Net cash used in operating activities was approximately $7,600,000, $7,000,000 and $12,900,000 for the years ended December 31, 2001, 2000 and 1999, respectively, resulting primarily from operating losses incurred. Net cash of $350,000 used in investing activities in 2001 attributable primarily to the capital expenditures of property and equipment. Net cash provided by operations in 2000 related primarily to the maturities of certain short-term investments of $497,000 offset by capital expenditures of property and equipment of $122,000. Net cash of $731,000 used in investing activities in 1999 is attributable primarily to the purchases of short-term investments. Net cash provided by financing activities was approximately $14,200,000, $7,500,000 and $13,400,000 for the years ended December 31, 2001, 2000 and 1999, respectively, resulting primarily from the sale of equity securities in private placement transactions.

         In January and February 1999, we sold a total of 7,500,000 shares of our common stock at $2.00 per share, in a private placement transaction to accredited investors. As commission, we issued 354,806 shares of our common stock to the placement agent in addition to a payment in cash of $490,388. We also issued warrants to purchase 750,000 shares of our common stock at an exercise price of $2.20, as commission. Our net proceeds, after deducting placement expenses, were approximately $14,300,000. We used the proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

         In February 2000, we sold a total of 4,666,611 shares of our common stock, at $2.25 per share, in a private placement transaction to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 933,322 shares of our common stock, at an exercise price of $2.48 per share. As commission, we paid $524,891 in cash to the placement agent. We also issued a warrant to purchase 233,329 shares of common stock, at an exercise price of $2.48 per share, as commission. Our net proceeds, after deducting placement expenses, were approximately $9,900,000. We used the proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

         In December 2000, we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for $8,000,000 in cash,

$4,000,000 of which was paid upon execution of the agreement, and the balance was paid in January 2001 at the completion of the transfer of the property.

         In May 2001, we sold 11,746,916 shares of our common stock at $0.58 per share in private placement transactions to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 5,873,465 shares of our common stock at an exercise price of $0.87 per share. These warrants were callable by us if our common stock closed at $1.16 or above for fifteen consecutive trading days. As commission, we paid approximately $510,988 in cash and issued warrants to purchase 1,174,691 shares of our common stock at an exercise price of $0.638 per share. Our net proceeds, after deducting placement expenses, were approximately $6,200,000. We used these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

         In August 2001, we sold a total of 2,822,471 shares of our common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07 per share. These warrants are callable by us if our common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As commission, we paid approximately $283,275 in cash and issued warrants to purchase 282,247 shares of our common stock at exercise prices between $1.40 and $1.52 per share. Our net proceeds, after deducting placement expenses, were approximately $3,400,000. We are using these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

         In September 2001, we announced that we intended to call for redemption, subject to certain criteria, our warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued in the May 2001 private placement. In November 2001, all the warrants were exercised, resulting in net proceeds of approximately $4,600,000. We are using these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

         The following is a schedule of future obligations at December 31, 2001 (in thousands):


                                      Operating  Operating   Capital
                                        Lease    Sub-Lease   Leases
                                       -------   ---------   -------
  Year ending December 31,
           2002 .................      $   727    ($  379)   $   300
           2003 .................           --         --         42
           2004 .................           --         --         25
           2005 .................           --         --          2
           2006 .................           --         --         --
                                       -------    -------    -------
  Total minimum payments required      $   727    ($  379)   $   369
                                       =======    =======    =======

         Our future liquidity and capital requirements will depend upon numerous factors, including sales and marketing activities, the progress of our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance and other competitive developments.

         As of December 31, 2001, we have generated an accumulated deficit of approximately $77.8 million. Management expects to continue to incur additional losses in the foreseeable future as it progresses in clinical trials, completes new product development and commercialization. Management recognizes the need to raise additional funds from outside sources and currently evaluating financing options. In addition to the sale of patents in December 2000, we implemented several cost containment measures, including a reduction of 22 employees, a reduction in specific research and development programs and the postponement of our ventricular tachycardia clinical trial. Management believes that our cash balances as of December 31, 2001, will be sufficient to fund planned expenditures through at least July 2002. Management believes that it will be able to obtain additional funds through public or private equity financings, or arrangements with corporate partners or from other sources. But such sources may not be available on acceptable terms, if available at all. If additional financial resources are not available, we may need to significantly curtail operations or even cease operations. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

FACTORS AFFECTING FUTURE RESULTS

         You should carefully consider the following risks factors and all other information in this report before purchasing our common stock. Investing in our common stock has a high degree of risk. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial may also have a materially adverse affect on our business. If any of the following risks actually occur, out business, financial condition or results of operations would likely suffer and the trading price of our common stock could decline. In addition to historical information, this prospectus contains forward-looking statements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

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

         Our net losses were approximately $9.3 million, $7.8 million and $14.0 million for 2001, 2000 and 1999, respectively. As of December 31, 2001, our accumulated deficit was approximately $77.8 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our needs to raise additional capital in the future could have a dilutive effect on your investment.

         In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our common stock. In May 2001, we received net proceeds of approximately $6.2 million from a private placement of 11,746,916 shares of our common stock. As part of this private placement, we also issued redeemble warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. In addition, in August 2001, we received net proceeds of approximately $3.5 million from a private placement of 2,822,471 shares of our common stock, along with the issuance of redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. In September 2001, we announced that we had elected to redeem the warrants issued in the May 2001 private placement for $0.001 per warrant share; all of the May 2001 warrants were exercised by the redemption date, and we received net proceeds of approximately $4.6 million. Any sale by us of additional shares of our common stock will further dilute your ownership percentage in Cardima.

If we fail to raise additional capital to develop and market our microcatheter systems, our business will fail.

         We will need to raise additional capital through public or private financings or other arrangements in order to complete our clinical trials and market our microcatheter systems. In addition, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development and marketing of our products or in other aspects of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, on terms attractive to us. If we cannot obtain sufficient capital, we may be forced to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital. Our failure to raise capital when needed could cause us to cease our operations.

         We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of December 31, 2001, our cash and cash equivalents totaled approximately $7.5 million. We believe that our existing cash and cash equivalents and short-term investments, as well as sales of our products, will be sufficient to fund our operations through July 2002. However, there can be no assurance that we can obtain additional funding after such date.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

         As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can be operated profitably in the future.

We rely on multiple third-parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data or the FDA refuses to accept the data in a filing, the commercialization of our products will be delayed and our business will be harmed.

         We often rely on multiple third-parties, such as hospital and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access to data and cooperate with us in completing regulatory filings for the approval or clearance of our products. In order for the FDA and other regulatory agencies to accept and rely on the data of a filing, the data collection, analysis and summarization must meet certain standards. We cannot be certain that the clinical data collected by the third-parties meet the standards of the FDA or other regulatory agencies. If we are unable to rely on the clinical data collected by third-parties, or if these third-parties do not perform their contractual obligations, the FDA or other regulatory agencies may require us to gather additional clinical data. This could significantly delay commercialization of our products, require us to spend additional capital on our clinical trials and harm our business.

We are in an early stage of our product development and cannot assure the safety or effectiveness of our products.

         To date, we have received 510(k) pre-market clearances from the FDA with respect to our PATHFINDER and PATHFINDER mini microcatheter systems for venous mapping of ventricular tachycardia and our REVELATION microcatheter system for mapping the atria of the heart. We also received FDA 510(k) clearance for our VENAPORT, VUEPORT and NAVIPORT guiding catheters and our TRACER microcatheter for mapping ventricular tachycardia.

         We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this feasibility study in August 1997 and the atrial fibrillation ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the atrial fibrillation study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III clinical trial requires 80 patients to be treated in up to 20 centers. Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins.

         We also received approval for an IDE to begin clinical testing of our TheraStream microcatheter system for ablation of ventricular tachycardia in December 1999 and approval to expand that trial in 2000, however, we have postponed the clinical feasibility trial for the TheraStream microcatheter system for ablation of ventricular tachycardia to focus on completing our atrial fibrillation Phase III clinical trial. We have no estimate as to when, or if, we will resume the clinical trial for our TheraStream microcatheter system.

         We must complete the atrial fibrillation Phase III clinical trial in order to gather data for the completion of our pre-market approval, or PMA, application to the FDA for our atrial fibrillation ablation product. Currently, we are targeting approval for our REVELATION Tx before the end of 2002. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources. In addition, if we resume the clinical trial for our TheraStream microcatheter system, the completion of this clinical trial could take several years.

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

Our microcatheter products and their related procedures are novel to the market and will require some special training of physicians. If the market does not accept our products and procedures, our revenues will decline.

         Our microcatheter systems represent a novel approach to diagnosing and treating atrial fibrillation and ventricular tachycardia. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business could be harmed and our revenues would decline.

Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline.

         The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in our market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

         .     conventional catheters using the "drag and burn" technique,

         .     drugs,

         . external electrical shock to restore normal heart rhythms and defibrillation,

         .     implantable defibrillators,

         . purposeful destruction of the atrio-ventricular node followed by implantation of a pacemaker, and

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

None of our ablation products have received regulatory approval in the United States. Our failure to receive these approvals will harm our business.

         None of our products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to successfully commercialize these systems would harm our business.

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

         Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

         .     product design and development,

         .     product testing,

         .     product labeling,

         .     product storage,

         .     premarket clearance and approval,

         .     advertising and promotion, and

         .     product sales and distribution.

         Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain 510(k) pre-market notification clearance or a PMA from the FDA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and for the REVELATION microcatheter system for mapping atrial fibrillation. Currently, the process for 510(k) clearance is approximately 120 days and PMA approval is six to 12 months. However, the timing of such process can be uncertain and may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

         We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. We filed an additional feasibility IDE application for the TheraStream microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the TheraStream clinical trial, while we focus on completing our atrial fibrillation Phase III clinical trial. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our Phase III clinical trial for ablation of atrial fibrillation will provide us with data and information that supports a PMA.

         In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we will file five separate segments of the PMA with the FDA, all of which together will comprise our PMA application. At this time, we have filed the first four modules, two of which have been accepted and closed by the FDA and the other two currently under review. The modular PMA submission process generally reduces the time for FDA approval by allowing an applicant to submit data required for completion of the trial to the FDA on an ongoing basis. Instead of waiting until the last patient is treated and then submitting all the necessary modules in one complete submission, we can submit sections or modules required for the PMA filing as we go. In addition, dialogue with the FDA during the modular submission process allows us to modify and improve our submission. Closure and acceptance of any one module does not allow marketing of any part of the product. We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to complete clinical testing or to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

         Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. As a result, if we are unable to commence and complete our clinical trials as planned, or demonstrate the safety and effectiveness of our products, our business will be harmed. In addition, no assurance can be given that we can begin any future clinical trials or successfully complete these trials once started. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed.

Delays in enrolling patients in our clinical trials could increase our expenses and harm our business.

         The rate at which we may complete our pre-clinical and clinical trials is dependent upon the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients' residences to clinical sites and the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians' time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

If we do not comply with applicable domestic laws and regulations after obtaining approvals or clearances, our business results may suffer.

         After the approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

         .     fines,

         .     injunctions,

         .     recall or seizure of products,

         .     withdrawal of marketing approvals or clearances,

         .     refusal of the FDA to grant clearances or approvals, and

         .     civil and criminal penalties.

         We also are required to demonstrate and maintain compliance with the Quality System Regulations for all of our products. The FDA enforces the Quality System Regulations through periodic inspections, including a pre-approval inspection for PMA products. The Quality System Regulations relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we or any third-party manufacturer of our products does not comply with the Quality System Regulations and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers may be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, our business results may suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

         Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx and TRACER for mapping in the European Union. We have received CE Mark certification to sell our VENAPORT, VUEPORT and NAVIPORT guiding catheters in the European Union. We also received approval to sell our PATHFINDER, PATHFINDER Mini, Revelation, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for ablation of atrial fibrillation in the European Union. We intend to submit data in support of additional CE Mark applications. However, there can be no assurance we will be successful in obtaining or maintaining the CE Mark for these products, as the case may be. Failure to receive or maintain approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain or maintain such approvals. If we do not receive or maintain these approvals, our business could be harmed.

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

         . changes in the regulation of medical products by the European Union or other international regulatory agencies,

         .     the difficulty in managing a direct sales force from abroad,

         . the financial condition, expertise and performance of our international distributors and any future international distributors,

         .     domestic or international trade restrictions, or

         .     changes in tariffs.

Any of these factors could damage our business results.

We derive a portion of our revenues from the sale of our products in the European Union. The adoption of the Euro presents uncertainties for our international business.

         All European countries that are part of the European Monetary Union, or EMU, began operating with the new "Euro" currency in 2002. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, these participating countries' adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

         We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the potential sales of our products. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the costs related to addressing this issue. This issue and its related costs could have a material adverse effect on our business, financial condition and results of operations

We may be unable to successfully commercialize our microcatheter products, as the industry for them is highly competitive.

         The market for catheters to map and/or ablate atrial fibrillation and ventricular tachycardia is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and cryoblation technologies. Other companies are also developing surgical procedures that could allow physicians to perform the open-heart surgical maze procedure for the treatment of atrial fibrillation in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered non-competitive or obsolete, which would harm our business.

         Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, C.R. Bard, Inc., Johnson & Johnson, through its Biosense-Webster division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of atrial fibrillation and ventricular tachycardia, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would harm our business.

We license portions of our product technology from potential competitors, and the termination of any of these licenses would harm our business.

         We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics, Inc. license agreement, we have an exclusive license under specific issued U.S. patents. The exclusive license from Target Therapeutics, Inc. covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics, Inc. technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutic has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target Therapeutic-based microcatheter technology would harm our business.

         In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc., for $8,000,000 in cash, which currently has research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters.

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

         We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, since U.S. patent applications are not a matter of public record, a patent application could currently be on file that would prevent us from obtaining a patent issuance. In addition, Congress recently amended the U.S. patent laws to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

         Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we cannot be certain that at such time any licenses will be available to us, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target Therapeutic, Target Therapeutic does not indemnify us against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

If healthcare providers do not receive adequate reimbursement for procedures using our products, the market may not accept our products and our revenues may decline.

         U. S. healthcare providers, including hospitals and physicians, that purchase microcatheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of healthcare providers to obtain satisfactory reimbursement for medical procedures in which our microcatheter systems are used. If these healthcare providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

         Third-party payors may deny reimbursement if they determine that a prescribed device (1) has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If we receive FDA clearance or approval, third-party reimbursement would also depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would harm our business. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the heath care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

         We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2002. We expect that, if U.S. sales for the PATHFINDER and REVELATION microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing expertise to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

         .     capacity constraints,

         .     production yields,

         .     quality control, and

         .     shortages of qualified personnel.

Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

         Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, the State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the Quality System Regulations requirements or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with the Quality System Regulations or ISO 9001 (EN 46001) standards. There can be no assurance that we will be found in compliance with the Quality System Regulations by regulatory authorities, or that we will maintain compliance with ISO 9001 (EN 46001) standards in future audits. Our failure to comply with state or FDA Quality System Regulation requirement, maintain compliance with ISO 9001 (EN 46001) standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

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

         We have only limited experience marketing and selling our products in commercial quantities. In January 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude was to distribute our diagnostic products in the United States. St. Jude did not meet its minimum annual sales quota for the first year under the distribution agreement. In June 2001, we mutually agreed with St. Jude to terminate the agreement and to allow for a transition period to transfer customer accounts by the termination date of September 1, 2001. As a result, we plan to expand our own small sales force in the United States. Therefore, we will be solely responsible for marketing and distributing our products in the United States. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will cause our revenues to decline.

         We also have terminated several distribution arrangements in Europe because of the distributors' failure to meet minimum sales levels under those agreements. Our ability to operate a remote sales force effectively will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

         Currently, sales and marketing of our PATHFINDER, PATHFINDER Mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and

Japan and a small direct sales force in Europe. We have sold only a limited number of PATHFINDER, PATHFINDER mini, REVELATION, and TRACER microcatheter systems through these distributors. We also have approval to sell the REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix in the European Union. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business

We are dependent upon our key personnel and will need to hire additional key personnel in the future.

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

         We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or "off-label" use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to pay cash dividends on our stock.

         We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares.

         Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share, and the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD's decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the Nasdaq SmallCap Market.

         If we were to be delisted from the Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our common stock in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Since we did not have short-term investments or a line of credit obligation as of December 31, 2001, we do not have any material quantitative or qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data

         Our financial statements and the report of independent auditors appear on pages F-1 through F-18 of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers Of The Registrant

         The response to this item is contained in part below and the remainder is contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2002 (the "2002 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

         Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board.

         Mr. Gabriel Vegh (age 62), the founder of the Company was nominated as our Chairman of the Board in May 2001 to serve along with his continued position as Chief Executive Officer. Mr. Vegh has been a Director of Cardima since November 1992, serving as President and Chief Executive Officer from June 2000 to May 2001. Mr. Vegh was the President and CFO in May 1993, Chief Operating Officer in November 1994, and Executive Vice President from January 1995 until June 2000. Prior to joining Cardima, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc, which is now a division of Guidant Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

         Mr. William Wheeler (age 55) was appointed as our President and Chief Operating Officer in May 2001. Prior to serving in this capacity, Mr. Wheeler was our Senior Vice President, Worldwide Sales and Marketing since May 2000. Prior to joining us, from August 1998 to October 1999, Mr. Wheeler was the President, Chief Executive Officer, as well as a member of the Board of Directors, of Vascular Architects, Inc., a privately-held start-up company focused on vascular occlusive disease. From October 1996 to August 1998, Mr. Wheeler was the Vice President of Sulzer Vascutek, a worldwide leader of large diameter, synthetic vascular grafts. From May 1987 to October 1996, Mr. Wheeler was Director of Sales and Marketing, in both international and domestic operations for IMPRA, Inc., a vascular graft manufacturer. Mr. Wheeler attended Lebanon Valley College in Pennsylvania and has completed individual courses at the UCLA John B. Anderson Graduate School of Business Administration.

         Ms. Marianne Baldwin (age 55) was appointed as our Vice President, Worldwide Regulatory and Quality since October 2001 after serving as our Director of Regulatory and Clinical and Quality. Prior to joining us, Ms. Baldwin held various positions over more than 10 years of increasing responsibility in regulatory and clinical affairs for companies that manufactured Class III implantable cardiovascular medical devices that featured novel biomaterials, including Baxter, Novacor from 1992 to 1997 and Thoratec Laboratories from 1997 to 2000 and, most recently for a start-up company that was developing catheters for interventional cardiology. Ms. Baldwin hasover 20 years of management experience with various organizations, including University of California, San Francisco Department of Biophysics and Biochemistry and the State of Oregon. Ms. Baldwin received a BA in Romance Languages and an MA in Psychology from the University of Oregon.

         Mr. Victor Barajas (age 38) was appointed as Senior Vice President of Operations in October 2001 and was responsible for all operations and manufacturing activity as our Vice President of Operations since August 1997. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc., which is now a division of Bost Scientific Corporation. . From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as an R&D/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

         Mr. Ronald Bourquin (age 51) was appointed as Senior Vice President of the Company in May 2001. Mr. Bourquin has been our Vice President and Chief Financial Officer since July 1996 and our Corporate Secretary since December 1998. Prior to joining us, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EP Technologies, Inc., an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. From April 1993 until July 1993, Mr. Bourquin served as a consultant to EP Technoloies. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

         Mr. Eric Chan, Ph.D. (age 44) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology, high resolution ECG and cathlab systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin.

         Mr. Gary Wilson (age 47) was appointed as our Vice President, Worldwide Sales and Marketing since May 2001. Prior to join us, from March 1999 to October 2000, Mr. Wilson was the Vice President, Worldwide Sales and Marketing for EndoSonics Corporation, a manufacturer of diagnostic and therapeutic devices for coronary artery disease. He also served there as Director, Asia Pacific/Latin America Sales from February 1996 until March 1999. Mr. Wilson was, from April 1992 until June 1995, Asia Pacific Sales for Advanced Technology Laboratories , a manufacturer of diagnostic medical ultrasound imaging equipment. He also held positions as Director, Product Management and Product Manager from February 1988 until April 1992. Mr. Wilson began his medical industry career with General Electric Medical Systems Division where he held positions in Engineering and Marketing from October 1980 until February 1988. Mr. Wilson received a B.S. in Electrical Engineering from the University of Califonia, Santa Barbara and an M.B.A. in International Business from National University.

Item 11. Executive Compensation

         The response to this item is contained in our 2002 Proxy Statement under the caption "Compensation of Directors" and "Compensation of Executive Officers," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this item is contained in our 2002 Proxy Statement under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The response to this item is contained in our 2002 Proxy Statement under the caption "Transactions with Management," and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1)   Financial Statements

         Our financial statements are indexed on page F-1.

         (2)   Financial Statement Schedules

         The following schedule is filed as part of this Form 10-K:

               Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

         All other information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted.

         (3)   Exhibits

         See paragraph (c) below.

     (b) Reports on Form 8-K:

           None

     (c) Exhibits

  Exhibits No.        Description of Exhibits
  ------------        ----------------------------------------------------------
     3.1 (1)          Certificate of Incorporation, as amended, of Cardima.
     3.2 (1)          Bylaws of Cardima.
     3.3 (1)          Form of Amended and Restated Certificate of Incorporation
                      of Cardima.
     4.1 (1)          Form of Common Stock Certificate.
    10.1 (1)          1993 Stock Option Plan, as amended.
    10.2 (1)          1997 Directors' Stock Option Plan.
    10.3 (1)          1997 Employee Stock Purchase Plan.
    10.4 (1)          Form of Indemnification Agreement.
    10.5 (1)          Fourth Amended and Restated Stockholders' Rights Agreement
                      dated March 7, 1997, between Cardima and certain
                      stockholders of Cardima.
    10.6 (1)          License Agreement dated May 21, 1993, between Cardima and
                      Target Therapeutics, Inc.
    10.7 (1)          Lease dated April 25, 1994, between Cardima and State of
                      California Public Employees' Retirement System.
    10.8 (1)          Sublease dated November 14, 1996, between Cardima and
                      Target Therapeutics, Inc.
    10.9 (2)          Master Lease Agreement dated January 26, 1996, between
                      Cardima and Comdisco, Inc., together with Equipment
                      Schedules VL-1, VL-2 and VL-3.
    10.10 (1)         Warrant Purchase Agreement dated December 9, 1993, between
                      Cardima and Target Therapeutics, Inc., together with the
                      Series A Preferred Stock Warrant.
    10.11 (1)         Series A Preferred Stock Warrant dated June 10, 1994,
                      issued to Silicon Valley Bank.
    10.12 (1)         Warrant Purchase Agreement dated July 1, 1994, between
                      Cardima and California Public Employees' Retirement
                      System, together with the Common Stock Warrant.
    10.13 (1)         Series A Preferred Stock Warrant dated October 26, 1994,
                      issued to Silicon Valley Bank.
    10.14 (1)         Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.
    10.15 (1)         Series D Preferred Stock Warrant dated October 31, 1995,
                      issued to Silicon Valley Bank.
    10.16 (1)         Form of Common Stock Warrant issued to certain investors
                      from April 1995 to December 1995.
    10.17 (1)         Warrant Agreement dated January 23, 1996, between Cardima
                      and Comdisco, Inc., together with the Series D Preferred
                      Stock Warrant.
    10.18 (1)         Electrophysiology Catheter License Agreement dated May 17,
                      1994, between Cardima and BSI Corporation, together with
                      the Credit Pool Agreement of same date.
    10.19 (1)         Distribution Agreement dated June 15, 1995, between
                      Cardima and Paramedic Co., Ltd.
    10.20 (1)         Distribution Agreement dated July 14, 1995, between
                      Cardima and Werfen Distribution AG, together with the May
                      15, 1996 letter amendment.
    10.21 (1)         Employment Agreement dated May 21, 1993, between Cardima
                      and Gabriel B. Vegh.
    10.22 (1)         Employment Letter Agreement dated October 31, 1994,
                      between Cardima and Phillip C. Radlick, Ph.D.
    10.23 (1)         Warrant Agreement dated April 7, 1997, between Cardima and
                      Comdisco, Inc.
    10.24 (1)         Distribution Agreement dated April 1, 1997, between
                      Cardima and Cardiologic, GmbH.
    10.25 (3)         Master Loan and Security Agreement dated June 1998,
                      between Cardima and Transamerica Business Credit Corp.
    10.26 (4)         (10.1) Form of Subscription Agreement between Cardima and
                      certain investors
    10.27 (4)         (4.1) Form of Share Purchase Warrant issued to Sunrise
                      Securities, Inc.
    10.28 (5)         St. Jude Investment Agreement

    10.29 (6)         Executive Agreement between Cardima and Victor J. Barajas.
    10.30 (6)         Executive Agreement between Cardima and Ronald Bourquin.
    10.31 (6)         Executive Agreement between Cardima and Eric K.Y. Chan,
                      Ph.D.
    10.32 (6)         Executive Agreement between Cardima and Gabriel B Vegh.

  Exhibits No.        Description of Exhibits
  ------------        ----------------------------------------------------------
    10.33 (6)         Executive Agreement between Cardima and William K.
                      Wheeler.
    10.34             Executive Agreement between Cardima and Marianne Baldwin.
    10.35             Executive Agreement between Cardima and Gary Wilson.
    10.36+(6)         Agreement dated December 19, 2000, between Cardima and
                      Medtronic Inc.
    23.1              Consent of Ernst & Young LLP, Independent Auditors.

---------------
(1) Incorporated by reference to the same exhibits filed with the Cardima Registration Statement on Form S-1 (File No. 333-23209) declared effective on June 5, 1997.
(2) Equipment Schedule VL-3 dated February 13, 1998 to the Master Lease Agreement dated January 23, 1996 is filed with Cardima's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(3) Incorporated by reference to the same exhibit filed with the Cardima Statement on Form 10-Q for the Quarter ended June 30, 1998 (File No. 000-22419).
(4) Incorporated by reference to Exhibits noted in parentheticals which were filed with the Cardima Report on Form 8-K filed with the Commission on February 2, 1999.
(5) Incorporated by reference to the exhibit of the same number filed with the Company's statement on Form 10-Q for the quarter ended March 31, 2000.
(6) Incorporated by reference to the exhibit of the same number filed with the Company's statement on Form 10-Q for the quarter ended September 30, 2000.
 * The Company has received confidential treatment of certain portions of this agreement.
 + The Company has required confidential treatment of certain portions of this agreement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 29, 2002                CARDIMA, INC.


                                       /s/ GABRIEL B. VEGH
                                       -----------------------------------------
                                       GABRIEL B. VEGH
                                       Chief Executive Office and Chairman of
                                       the Board

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gabriel B. Vegh and Ronald E. Bourguin or either of the , his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                   TITLE                                 DATE
-----------------------------   ------------------------------   ---------------

   /s/ GABRIEL B. VEGH          Chief Executive Officer and       March 29, 2002
-----------------------------   Chairman
      Gabriel B. Vegh           (Principal Executive Officer)

  /s/ RONALD E. BOURQUIN        Senior Vice President, Chief      March 29, 2002
-----------------------------   Financial Officer and Secretary
    Ronald E. Bourquin          (Principal Financial and
                                Accounting Officer)

  /s/ WILLIAM K. WHEELER        President and Chief Operating     March 29, 2002
-----------------------------   Officer
     William K. Wheeler         (Principal Operating Officer)

/s/ PHILLIP C. RADLICK, PH.D.   Director                          March 29, 2002
-----------------------------
  Phillip C. Radlick, Ph.D.

   /s/ LAWRENCE J. SISKIND      Director                          March 29, 2002
-----------------------------
     Lawrence J. Siskind

   /s/ JESSE D. ERICKSON                                          March 29, 2002
-----------------------------

                                Director
-----------------------------
    Jesse D. Erickson
-----------------------------

   /s/ RUDOLFO C. QUIJAN        Director                          March 29, 2002
-----------------------------
     Rudolfo C. Quijano

                                  CARDIMA, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                       PAGE
                                                                                       ----

Report of Ernst & Young LLP, Independent Auditors.......................................F-2
Balance Sheets at December 31, 2001 and 2000............................................F-3
Statements of Operations for the years ended December 31, 2001, 2000, and 1999, and.....F-4
Statement of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000, and 1999.................................F-5
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999..........F-6
Notes to Financial Statements...........................................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in material respects the information set forth therein.

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

                                                 /s/ ERNST & YOUNG LLP


Palo Alto, California
February 4, 2002


                                               CARDIMA, INC.
                                               BALANCE SHEETS
                                  (In thousands except per share amounts)

                                                                                         December 31,
                                                                                   ------------------------
ASSETS                                                                                2001          2000
                                                                                   ----------    ----------
Current assets:
      Cash and cash equivalents ................................................   $    7,542    $    1,324
      Accounts receivable, net of allowances for doubtful accounts
            of $75 and $124 at December 31, 2001 and 2000, respectively ........          301           221
      Inventories ..............................................................        1,564         1,663
      Other current assets .....................................................          327           240
                                                                                   ----------    ----------
            Total current assets ...............................................        9,734         3,448
Property and equipment, net ....................................................        1,323         1,803
Notes receivable from officers .................................................          565           514
Other assets ...................................................................          196           138
                                                                                   ----------    ----------
                                                                                   $   11,818    $    5,903
                                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY)
Current liabilities:
      Accounts payable .........................................................   $    1,563    $    1,310
      Accrued compensation .....................................................        1,094           981
      Other current liabilities ................................................           42            31
      Capital lease obligation - current portion ...............................          279           474
                                                                                   ----------    ----------
             Total current liabilities .........................................        2,978         2,796

Deferred rent ..................................................................           19            21
Capital lease obligation - noncurrent portion ..................................           64           192

Commitments

Stockholders' equity:
     Common stock, $0.001 par value; 75,000,000 shares authorized,
      42,528,143 and 21,579,093 shares issued and outstanding at December 31,
      2001 and 2000 respectively; at amount paid in.............................       86,583        71,405
Deferred compensation ..........................................................           --           (26)
Accumulated deficit ............................................................      (77,826)      (68,485)
                                                                                   ----------    ----------
      Total stockholders' equity ...............................................        8,757         2,894
                                                                                   ----------    ----------
                                                                                   $   11,818    $    5,903
                                                                                   ==========    ==========

                                          CARDIMA, INC.
                                     STATEMENTS OF OPERATIONS
                             (In thousands, except per share amounts)


                                                                      YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   2001        2000        1999
                                                                 --------    --------    --------
Net sales                                                        $  1,861    $  2,570    $  3,495
Cost of goods sold                                                  3,717       3,667       3,384
                                                                 --------    --------    --------

            Gross profit (loss)                                    (1,856)     (1,097)        111

Operating expenses:
            Research and development                                4,873       4,432       5,694
            Selling, general and administrative                     6,675       6,185       8,173
                                                                 --------    --------    --------

                        Total operating expenses                   11,548      10,617      13,867
                                                                 --------    --------    --------

Operating loss                                                    (13,404)    (11,714)    (13,756)
Interest and other income                                             123         230         250
Interest expense                                                      (60)       (365)       (522)
Gain on sale of intellectual property                               4,000       4,000          --
                                                                 --------    --------    --------

Net loss                                                         $ (9,341)   $ (7,849)   $(14,028)
                                                                 ========    ========    ========

Basic and diluted net loss per share                             $  (0.30)   $  (0.38)   $  (0.89)
                                                                 ========    ========    ========

 Shares used in computing basic and diluted net loss per share
                                                                   31,114      20,818      15,746
                                                                 ========    ========    ========

                 See accompanying notes to financial statements

                                                             CARDIMA, INC.
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         (In thousands, except share and per share amounts)

                                                                                                                          Total
                                                                                                Deferred     Accumu-   Stockholders'
                                                                                    Common       Compen-      lated       Equity
                                                                                    Stock        sation      Deficit     (Deficit)
                                                                                  -------------------------------------------------
Balances at January 1, 1999.....................................................  $   45,910   $     (478)  $  (46,608)  $   (1,176)
Issuance of 7,500,000 shares of common stock at $2.00 per share in
    January and February 1999 through private placement, and 354,806
    shares issued in lieu of commissions, net of issuance costs of $686 ........      14,314           --           --       14,314
Issuance of 91,834 shares of common stock, net of 45 repurchased shares, for cash upon exercise of employee stock options at $0.56-
   $1.75 per share .............................................................         114           --           --          114
Issuance of 57,419 shares of common stock for cash in employee stock
    Purchase plan at $2.24 and $1.49 per share .................................         103           --           --          103
Amortization of deferred compensation ..........................................          --          253           --          253
Net loss .......................................................................          --           --      (14,028)     (14,028)
                                                                                  -------------------------------------------------
Balances at December 31, 1999 ..................................................      60,441         (225)     (60,636)        (420)
Issuance of 4,666,611 shares of common stock at $2.25 per share in
   February 2000 through private placement, net of commissions and
   issuance costs of $604, including warrants to purchase 933,323 shares .......       9,896           --           --        9,896
of common stock at $2.48 per share
Issuance of 233,333 shares of common stock at for exercise of warrants at $2.25 per share
                                                                                         525           --           --          525
Issuance of 180,744 shares of common stock at for exercise of warrants at $2.20 per share
                                                                                         398           --           --          398
Issuance of 48,986 shares of common stock for cash upon exercise of employee stock options at $0.56-$1.40 per share..............................
                                                                                          33           --           --           33
Issuance of 93,064 shares of common stock for cash in employee stock
    Purchase plan at $1.49 and $1.04 per share .................................         112           --           --          112
Amortization of deferred compensation ..........................................          --          199           --          199
Net loss .......................................................................          --           --       (7,849)      (7,849)
                                                                                  -------------------------------------------------
Balances at December 31, 2000 ..................................................      71,405          (26)     (68,485)       2,894
Issuance of 183,258 shares of common stock for cash upon exercise of ...........         198           --           --          198
    employee stock options at $0.34 - $1.94 per share
Issuance of 203,370 shares of common stock for cash in employee ................          96           --           --           96
    Stock purchase plan at $0.48 and $0.45 per share
Amortization of deferred compensation ..........................................                       26                        26
Issuance of 11,746,916 shares of common stock at $0.87 per share in ............       6,222           --           --        6,222
    May 2001 through private placement, net of issuance
    costs of $591
Issuance of 2,822,471 shares of common stock at $1.27 - $1.38 per share ........       3,477           --           --        3,477
    In August 2001 through private placement, net of
    Issuance costs of $300
Issuance of 5,830,361 shares of common stock at $0.87 per share in .............       4,647           --           --        4,647
    December 2001 through warrant exercises, net
   Issuance costs of $425......................................................
Stock-based compensation expense related to stock option repricing .............         457           --           --          457
Compensation expense for options granted to non-employees ......................          81           --           --           81
Net Loss .......................................................................                                (9,341)      (9,341)
                                                                                  -------------------------------------------------
Balance at December 31, 2001 ...................................................  $   86,583   $       --   $  (77,826)  $    8,757
                                                                                  =================================================


                                                 CARDIMA, INC.
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           2001          2000          1999
                                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (9,341)   $   (7,849)   $  (14,028)
Adjustments to reconcile net loss to net cash provided by operations:
      Depreciation and amortization                                            877         1,024         1,196
      Stock-based compensation                                                 564           199           253
      Loss on disposal of assets                                                35             2            15
      Changes in operating assets and liabilities:
            Accounts receivable                                                (80)          448          (157)
            Inventories                                                         99          (395)          709
            Other current assets                                               (87)           11           115
            Other assets                                                       (58)         (195)         (104)
            Accounts payable                                                   253          (126)         (850)
            Accrued employee compensation                                      113           (60)            9
            Other current liabilities                                           11           (29)          (16)
            Deferred rent                                                       (2)           20           (41)
                                                                        ----------    ----------    ----------
                        Net cash used in operating activities               (7,616)       (6,950)      (12,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                             --            --       (19,057)
Maturities and sales of short-term investments                                  --           497        18,560
Capital expenditures                                                          (350)         (122)         (248)
Proceeds from disposal of assets                                                --            --            14
                                                                        ----------    ----------    ----------
            Net cash provided by (used in)  investing activities              (350)          375          (731)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases                                       (405)       (1,302)         (993)
Principal payments under credit line                                            --        (2,183)         (817)
Restricted cash                                                                 --            --           105
Notes receivable from officers                                                 (51)         (149)          (45)
Net proceeds from sale of common stock                                      14,640        10,964        14,531
Proceeds from sale/leaseback of capital equipment                               --           146           627
                                                                        ----------    ----------    ----------
            Net cash provided by financing activities                       14,184         7,476        13,408
                                                                        ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         6,218           901          (222)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,324           423           645
                                                                        ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $    7,542    $    1,324    $      423
                                                                        ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                  $       60    $      365    $      211
                                                                        ==========    ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements                     $       82    $      180    $      771
                                                                        ==========    ==========    ==========

                                  CARDIMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

         The Company was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single-use, microcatheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its microcatheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from Target Therapeutics, Inc.

         As of December 31, 2001, the Company had cash and investments on hand of $7.5 million, working capital of $6.8 million, and an accumulated deficit of approximately $77.8 million. Management expects to continue to incur additional losses in the foreseeable future as the Company completes its key clinical trial in the United States, commercialization of the REVELATION Tx in the United States and the commercialization of the REVELATION Helix in Europe. In December 2000, the Company executed a sale of certain intellectual property to Medtronic, Inc. for $8.0 million, $4.0 million of which was received in December 2000, and $4.0 million of which was received in January 2001. In January 2001, the Company implemented several cost containment measures, which included a reduction of 22 employees, a reduction in specific research and development projects and the postponement of our ventricular tachycardia clinical trial. The restructuring involved the elimination of 12 full-time and 10 temporary positions or about 28% of the workforce, with the objective of re-aligning resources to focus on the Phase III clinical trial to treat atrial fibrillation and to reduce overall operating expenses. These actions resulted in a restructuring charge in the first quarter of fiscal 2001 of approximately $300,000. This charge is comprised of employee severance of $289,000 and related benefits of $9,000, and as of September 30, 2001, all severance and benefits related to restructuring were paid. Management believes that the cash and investment balances as of December 31, 2001, will be sufficient to fund planned expenditures through at least July 2002. Management believes that it will be able to obtain additional funds through public or private equity financings or arrangements with corporate partners or other sources. But such additional fundings may not be available on acceptable terms, if available at all. If additional financial resources are not available, the Company may need to significantly curtail operations or even cease operations.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Revenues are recognized when products are shipped. The Company recognizes revenue from two types of customers, end-users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

Research and Development

         Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Net Loss Per Share

         Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:


                                                      December 31
                                            ---------------------------------
                                              2001        2000        1999
                                            ---------   ---------   ---------
               Warrants                     6,143,863   2,421,331   1,213,756
               Stock Options                2,609,313   2,101,958   1,846,851
                                            ---------   ---------   ---------
               Total Options and Warrants   8,753,176   4,523,284   3,060,607
                                            =========   =========   =========

Cash and Cash Equivalents

         The Company considers investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. All of the Company's cash equivalents and short-term investments are classified as available-for-sale as of December 31, 2001. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and accordingly, no adjustments have been made to other comprehensive income or stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income, if any. Such realized gains and losses are determined using the specific identification method. The Company has not experienced any realized gains or losses in any of the years ended December 31, 2001, 2000 or 1999. The fair value of investments is based on quoted market prices. The fair value of these securities approximate the amortized cost at such dates. Cash and cash equivalents at December 31consist of the following (in thousands):

                                                          December 31,
                                                     ----------------------
                                                        2001         2000
                                                     ----------------------
               Cash and cash equivalents:

                  Cash ...........................   $     301    $     133
                  Money market funds .............       7,241        1,191
                                                     ---------    ---------
               Total cash and cash equivalents ...   $   7,542    $   1,324
                                                     =========    =========


Inventories

         Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                             December 31,
                                       ----------------------
                                          2001         2000
                                       ---------    ---------

               Raw materials .....     $     653    $     751
               Work-in-process ...            50           95
               Finished goods ....           861          817
                                       ---------    ---------
                                       $   1,564    $   1,663
                                       =========    =========


         Inventory amounts shown above are net of reserves for excess and obsolete inventory of $141,000 and $212,000 at December 31, 2000 and 2001, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

            Property and equipment consist of the following (in thousands):


                                                           December 31,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------

               Equipment .........................    $   6,019    $   5,776
               Leasehold improvements ............          176          115
                                                      ---------    ---------
                                                          6,195        5,891
               Less accumulated depreciation and
                   amortization ..................       (4,872)      (4,088)
                                                      ---------    ---------
                                                      $   1,323    $   1,803
                                                      =========    =========

         Equipment includes property and equipment financed under capital leases which were $3,653,000 and $3,686,000 at December 31, 2001 and 2000,
respectively. Accumulated amortization related to leased assets was $3,345,000 and $3,014,000 at December 31, 2001 and 2000, respectively.

Concentrations of Risk

         To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. The total export sales represented 61% of net sales for the year ended December 31, 2001. Japan and Germany were the only two countries that account for more than 10% of the Company's net sales. Provisions for doubtful accounts were $75,000 and $124,000 for the years ended December 31, 2001 and 2000, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

                                        Year Ended December 31,
                      ------------------------------------------------------
                             2001               2000               1999
                      ----------------   ----------------   ----------------

United States         $  743       39%   $1,334       52%   $1,915       55%
Europe                   613       33%      674       26%    1,127       32%
Japan                    501       27%      548       21%      341       10%
Rest of World              4        1%       14        1%      112        3%
                      ------             ------             ------

TOTAL NET SALES:      $1,861             $2,570             $3,495
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

Recent Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board (FASB), approved the final standards resulting from its deliberations on the business combinations project. The FASB issued statement of financial accounting SFAS No. 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 which will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. The adoption of FAS 141 and 142 is not expected have a significant impact on our financial position or result of operations at transition.

         In October 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. We will evaluate the implementation of the impairment rules, if anyon the earnings and financial position of the Company.

2.    Commitments

         The Company leases facilities under an operating lease, which was extended in November 1999 and expires November 2002. The Company also leases certain equipment under noncancelable capital leases (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands).

                                              Operating   Operating    Capital
                                               Lease      Sub-Lease    Leases
                                              ---------   ---------   ---------
Year ending December 31:
            2002 ..........................   $     727   ($    379)  $     300
            2003 ..........................                                  42
            2004 ..........................                                  25
            2005 ..........................                                   2
            2006 ..........................          --                      --
                                              ---------   ---------   ---------
Total minimum payments required ...........   $     727   ($    379)        369
                                              =========   =========
Less amount representing interest .........                                 (26)
                                                                      ---------
Present value of future lease payments ....                                 343
Less current portion ......................                                (279)
                                                                      ---------
Noncurrent portion ........................                           $      64
                                                                      =========

         Rent expense, was approximately $587,000 in 2001, $585,000 in 2000 and $391,000 in 1999. In May, 2001 we entered into a sublease agreement to sublease approximately 16,674 square feet of the second floor of the Company's facility. This sublease expires October 14, 2002. The sublease calls for monthly rental payments of $31,680 for base rent, approximately $5,500 for furniture rental and payment for a proportional share of total utility expenses.

3.    Stockholders' Equity

1993 Stock Option Plan

         During 1993, the Board of Directors adopted the 1993 Stock Option Plan and, as amended, has reserved 6,150,690 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the Company's initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

         Activity under the plan is as follows:

                                                                Outstanding Options
                                                   ---------------------------------------------
                                      Shares       Number of         Price       Weighted-Average
                                     Available       Shares        Per Share      Exercise Price
                                     ----------    ----------    -------------    --------------
Balance at December 31, 1998 ....       136,069     1,277,092    $0.56 - $7.00      $    2.87
Additional shares reserved ......     2,250,569            --               --             --
Options granted .................      (715,239)      715,239    $1.41 - $2.56      $    1.99
Options repurchased .............            45            --    $0.56 - $0.56      $    0.56
Options exercised ...............            --       (91,879)   $0.56 - $1.75      $    1.24
Options forfeited ...............       139,601      (139,601)   $0.56 - $7.00      $    4.79
                                     ----------    ----------

Balance at December 31, 1999 ....     1,811,045     1,760,851    $0.56 - $7.00      $    2.44
Additional shares reserved ......        57,005            --               --             --
Options granted .................    (1,237,001)    1,237,001    $1.09 - $1.65      $    1.21
Options exercised ...............            --       (48,986)   $0.56 - $1.40      $    0.67
Options forfeited ...............       936,908      (936,908)   $0.56 - $5.88      $    3.12
                                     ----------    ----------

Balance at December 31, 2000 ....     1,567,957     2,011,958    $0.56 - $7.00      $    1.41
                                     ----------    ----------

Additional shares reserved ......     2,300,000            --               --             --
Options granted .................      (859,400)      859,400    $0.34 - $2.09      $    0.58
Options exercised ...............            --      (183,258)   $0.34 - $1.94      $    1.08
Options forfeited ...............       170,787      (170,787)   $0.34 - $5.88      $    1.29
                                     ----------    ----------

Balance at December 31, 2001 ....     3,179,344     2,517,313    $0.34 - $7.00      $    1.16

         At December 31, 2001, 2000, and 1999, approximately 1,314,092,
1,021,429 and 920,665 options, respectively, were outstanding and exercisable under the plan. All options granted in 2001 were granted at fair value.

1997 Directors' Stock Option Plan

         In March 1997, the Board of Directors adopted the 1997 Directors' Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. In 2001, options to purchase 46,000 shares were granted with a weighted average exercise price of $1.47. In November, 2001, options to purchase 44,000 shares were cancelled with a weighted average exercise price of $2.11. There were no options exercised during the year ended December 31, 2001. A total of 92,000 options are outstanding and exercisable under this plan.

1997 Employee Stock Purchase Plan

         In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase, and as amended, has reserved 1,750,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee's compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2001, 392,276 shares of common stock have been issued under the purchase plan.

Warrants

     The following table summarizes information about warrants outstanding at December 31, 2001:

Date           In Connection With                      Price Range        Outstanding
----           ------------------                      -----------        -----------
6/97           Bridge Loan                             $1.05 & $7.00          326,055
6/97           Facility Lease                             $7.00                 1,428
6/97 & 6/98    Letter of Credit                        $4.00 - $7.00          116,760
6/99           Capital Lease                              $2.56                19,513
5/01           Private Placement (PPM)                    $0.87                43,104
5/01           PPM Commission                             $0.64             1,107,930
8/01           PPM                                    $1.91 - $2.07         1,411,235
8/01           PPM Commission                         $1.40 - $1.52           282,247
6/01           Finance Consulting for PPM                 $1.20               450,000
08/01          Anti-dilution Shares 1999, 2000 PPM    $1.00 - $1.73         2,385,591
                                                                            ---------
               Total Warrants Outstanding                                   6,143,863
                                                                            =========

     These warrants are exercisable immediately and expire at the earliest of
(i) between 3 to 10 years after the date of grant or (ii) the closing of the company's sale of all or substantially all of its assets or (iii) the acquisition of the company by another entity by means of a merger or other transaction.

     In May 2001, the Company issued warrants to purchase an aggregate of 5,873, 465 shares of our common stock at an exercise price of $0.87 per share in connection with the shares purchased in the May 2001 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 1,174,691 shares of common stock at an exercise price of $0.64 per share as additional commission for the placement again in this transaction. The warrants were redeemable by the Company if its common stock closed at or above $1.16 for fifteen consecutive trading days.

     In August 2001, the Company issued warrants to purchase an aggregate of 1,411,235 shares of its common stock at an exercise price of between $1.91 and $2.07 per share in connection with the shares purchased in the August 2001 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 282,247 shares of its common stock at an exercise price of between $1.40 and $1.52 per shares as additional commission for this transaction. These warrants are redeemable by the Company if its common stock closes at least 200% of the applicable warrant exercise prices for fifteen consecutive trading days.

     In August 2001, the Company issued warrants to purchase an aggregate of 2,385,591 shares of its common stock at an exercise price of between $1.00 and $1.73 when the Company adjusted certain warrants to purchase our common stock, that were issued on April 12, 1999 and February 25, 2000 in connection with certain private placements of the Company's common stock, to increase the number of shares of common stock issuable upon exercise of these warrants by 813,894 shares.

     In September 2001, the Company announced that it intended to call for the redemption, subject to certain criteria, its warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued in May 2001 in connection with the private placement. The Company set November 22, 2001 as the date of redemption for all unexercised warrants. As of December 31, 2001, the Company received $4.6 million of net proceeds for the redemption of 5,830,361 shares of its common stock.

         The Company has reserved 6,143,863 shares of common stock for issuance upon exercise of the warrants described above.

Accounting for Stock-Based Compensation

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair-value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized.

         Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model for 1999, 2000 and 2001 with the following weighted-average assumptions for 2001, 2000 and 1999, respectively; risk-free interest rates of approximately 2.5%, 6.5% and 6.0% ; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 1.42, 0.8 and 0.6; and a weighted-average expected life of the options of four years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information as follows:

                                                 Year Ended December 31,
                                         --------------------------------------
                                            2001          2000          1999
                                         ----------    ----------    ----------
                                          (In thousands, except per share data)

Net loss - as reported .............     $   (9,341)   $   (7,849)   $  (14,028)
                                         ==========    ==========    ==========

Net loss - pro forma ...............     $   (9,658)   $   (8,011)   $  (14,269)
                                         ==========    ==========    ==========

Net loss per share - as reported ...     $    (0.30)   $    (0.38)   $    (0.89)
                                         ==========    ==========    ==========

Net loss per share - pro forma .....     $    (0.31)   $    (0.38)   $    (0.91)
                                         ==========    ==========    ==========

         For fiscal years 2001, 2000 and 1999, the weighted average fair value of options granted is $0.68, $1.24 and $1.71, respectively.

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                     Options Exercisable
                         --------------------------------------------    ----------------------------
                                           Weighted-
                                            Average        Weighted-                      Weighted-
                         Number of         Remaining       Average        Number of       Average
       Range of           shares          Contractual      Exercise        shares         Exercise
    Exercise Prices     Outstanding          Life           Price        Exercisable       Price
   ----------------     -----------       -----------     ----------    ------------    ------------
    $0.34  - $1.10        711,968            8.52          $0.42           170,579          $0.67

     1.10  -  1.20        610,790            8.42           1.16           484,586           1.16

     1.20  -  1.40        741,274            6.45           1.29           412,147           1.35

     1.40  -  1.65         55,000            8.02           1.63            48,312           1.64

     1.65  -  2.65        360,659            6.86           2.01           164,321           2.05

     2.65  -  7.00         37,622            6.35           3.54            34,147           3.57
                        ---------                                        ---------
    $0.34  - $7.00      2,517,313            7.60           $1.16        1,314,092          $1.35
                        =========                                        =========

4.    Notes Receivable from Officers

         In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. The Board of Directors has amended Dr. Radlick's agreement to extend this loan as long as Dr. Radlick is a member of the Board of Directors. As security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 31, 2001, $278,500 of the principal balance was remaining and approximately $76,000 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

         In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate of 6.42% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. The Board of Directors amended Mr. Wheeler's agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2001, $192,500 of the principal balance was remaining and approximately $18,000 of interest has accrued. The note receivable and accrued interest are included in the accompanying balance sheet.

5.    Income Taxes

         As of December 31, 2001, the Company had federal and state net operating loss carry forwards of approximately $74,700,000 an $17,200,000, respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $101,000 and $356,000, respectively. The net operating loss and credit carry forwards will expire at various dates beginning in 2002 through 2020, if not utilized.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                                            2001         2000
                                                                         ---------    ---------
            Net operating loss carryforwards........................     $  26,440    $  21,900
            Research credits carryforwards (federal and state)......           340          900
            Manufacturing investment credit carryforwards...........            70          100
            Capitalized research and development....................           460          800
            Other, net..............................................           380          300
                                                                         ---------    ---------
            Total deferred tax assets                                       27,690       24,000
            Valuation allowance for deferred tax assets                    (27,690)     (24,000)
                                                                         ---------    ---------
                                                                         $      --    $      --
                                                                         =========    =========

         As of December 31, 2001 and 2000, the Company had deferred tax assets of approximately $27,690,000 and $24,000,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3,690,000 and $600,000 during the years ended December 31, 2001 and 2000, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

License Rights

         In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc. granted the Company an exclusive royalty-free worldwide license to use Target Therapeutic's technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutic's technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutic's technology. Under the License Agreement, the Company granted back to Target Therapeutic an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutic's technology. Target Therapeutic granted the Company a non-exclusive, royalty-free license to use Target Therapeutic's technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target Therapeutic's technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target Therapeutic an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

         In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target Therapeutic's technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. The Company also agreed that it would not sell products utilizing Target Therapeutic's technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutic an amount equal to 40% of the gross profit for such product.

                                                                     SCHEDULE II

                                 CARDIMA, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)



                                                   Addition
                                        Balance    Charged                    Balance
                                           at          to                       at
                                       Beginning   Cost and                   End of
                                       of Period   Expenses   Deductions(1)   Period
                                       ---------   --------   -------------   -------
Allowance for doubtful accounts and
returns:
   Year Ended December 31, 2001:       $     124   $     19   $         (68)  $     75
                                       ---------   --------   -------------   --------
   Year Ended December 31, 2000:       $      92   $     26   $           6   $    124
                                       ---------   --------   -------------   --------
   Year Ended December 31, 1999:       $      41   $     55   $          (4)  $     92
                                       ---------   --------   -------------   --------

Inventory reserves:

   Year Ended December 31, 2001:       $     212   $     75   $        (146)  $    141
                                       ---------   --------   -------------   --------
   Year Ended December 31, 2000:       $     320   $    (89)  $         (19)  $    212
                                       ---------   --------   -------------   --------
   Year Ended December 31, 1999:       $     113   $    276   $         (69)  $    320
                                       ---------   --------   -------------   --------


(1) Represents amounts written off or returned against the allowance or reserves.