Form 10-Q
period 2002-03-31
CARDIMA INC
filed 2002-05-15
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission File Number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47266 Benicia Street, Fremont, CA	94538-7330
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of April 25, 2002, there were 42,699,875 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I.

Item 1.    Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2002 (Unaudited)	December 31, 2001 (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,011	$7,542
Accounts receivable, net of allowances for doubtful accounts of $81 at March 31, 2002 and $75 at December 31, 2001	531	301
Inventories	1,585	1,564
Other current assets	324	327

Total current assets	6,451	9,734
Property and equipment, net	1,460	1,323
Notes receivable from officers	572	565
Other assets	91	196

	$8,574	$11,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$1,563
Accrued compensation	820	1,094
Capital lease obligation—current portion	174	279
Other current liabilities	46	42

Total current liabilities	2,374	2,978
Deferred rent	13	19
Capital lease obligation—noncurrent portion	55	64
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 42,699,875 shares issued and outstanding at March 31, 2002; 42,528,143 as of December 31, 2001; at amount paid in	86,528	86,583
Deferred compensation	—	—
Accumulated deficit	(80,396)	(77,826)

Total stockholders’ equity	6,132	8,757

	$8,574	$11,818

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31, (Unaudited)
	2002	2001
Net sales	$766	$539
Cost of goods sold	890	974

Gross profit (loss)	(124)	(435)
Operating expenses:
Research and development	833	1,357
Selling, general and administrative	1,633	1,509

Total operating expenses	2,466	2,866

Operating loss	(2,590)	(3,301)
Interest and other income	28	12
Interest expense	(8)	(19)
Gain on sale of intellectual property (1)	—	4,000

Net income (loss)	$(2,570)	$692

Basic net income and diluted loss per share	$(0.06)	$0.03

Diluted net income (loss) per share	$(0.06)	$0.03

Shares used in computing basic and diluted net loss per share	42,641	21,620

(1)
In January 2001, we received $4,000,000 from Medtronic, Inc., representing the final payment on the transaction initiated in December 2000, whereby we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters. See our Annual Report on Form 10-K filed with the SEC on April 1, 2002 for more information.

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31, (Unaudited)
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,570)	$692
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	247	224
Stock-based compensation	(122)	25
Loss on disposal of assets	6	0
Changes in operating assets and liabilities:
Accounts receivable	(230)	(32)
Inventories	(21)	310
Other current assets	3	29
Other assets	105	26
Accounts payable	(229)	(382)
Accrued employee compensation	(274)	(370)
Other current liabilities	4	14
Deferred rent	(6)	0

Net cash provided by (used in) operating activities	(3,087)	536

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390)	(30)
Proceeds from disposal of assets	0	0

Net cash used in investing activities	(390)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(114)	(133)
Notes receivable from officers	(7)	(18)
Net proceeds from sale of common stock	67	20
Proceeds from sale/leaseback of capital equipment	0	0

Net cash used in financing activities	(54)	(131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,531)	$375

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,542	$1,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,011	$1,699

See accompanying notes to condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002
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

The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying balance sheet at December 31, 2001 has been derived from these audited financial statements.

2.    MANAGEMENT’S PLANS

As of March 31, 2002 the Company has approximately $4,011,000 in cash and cash equivalents, working capital of $4,077,000 and an accumulated deficit of $80,396,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least July 2002. The Company is currently in discussions with investment bankers to raise additional equity capital.

The Company has added new distributors in France and Italy during the quarter ended March 31, 2002. The Company is currently seeking registration approval of all its therapeutic products in China, but cannot predict if its products will ultimately be approved for sale or whether or not the Company will be successful in marketing and selling its products in China and other Asian countries.

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

In order to commercialize its products and continue operations, the Company is currently in the process of raising additional capital. Failure to raise additional capital will cause the Company’s business to suffer and could cause it to cease operations.

3.    INVENTORY

Inventories consist of the following (in thousands):

	March 30, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
Inventories:
Raw materials	$634	$653
Work-in-process	114	50
Finished goods	837	861

	$1,585	$1,564

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $214,000 and $141,000 at March 31, 2002 and December 31, 2001, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

4.    REVENUE RECOGNITION

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

5.    STOCK OPTION RE-PRICING

On March 20, 2000, the Company’s Board of Directors approved a reduction, effective June 2, 2000, in the exercise price of 462,576 outstanding stock options held by executive officers and employees of the Company to the fair market value of the Company’s common stock on June 2, 2000, which was $1.16 per share. These options were granted between July 29, 1997 and July 6, 1999 at exercise prices ranging from $1.91 to $5.88 per share.

Of the initial 462,576 shares that were re-priced, 25,011 shares have been cancelled, 28,700 shares have been exercised and 408,865 shares remain outstanding as of March 31, 2002. The cumulative non-cash compensation expense from the date of re-pricing in 2000, for the re-valuation of these re-priced options is $308,000, as of quarter ended March 31, 2002. For the

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

quarter ended March 31, 2002, a credit of $149,000 was recorded as a result of the decreased close price of the Company’s common stock from $2.26 per share at December 31, 2001, to $1.85 per share on March 31, 2002.

6.    NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

7.    COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB), approved the final standards resulting from its deliberations on the business combinations project. The FASB issued statement of financial accounting SFAS No.141, “Business Combinations” and SFAS No.142 “Goodwill and Other Intangible Assets.” SFAS 141 was effective for any business combinations initiated after June 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. SFAS 142 was effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have an impact on the Company’s financial position or result of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include our ability to obtain adequate funding, conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in our SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, Cardima has been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to emit radio frequency energy for ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that can be adapted to and used with all existing signal display systems and radiofrequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

We have generated revenues of approximately $13.5 million from inception to March 31, 2002. Prior to 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the regulatory clearance by the FDA of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosising ventricular tachycardia and atrial fibrillation, respectively. We plan to market and distribute our products in the United States with a small direct sales force and plan to market and distribute products internationally through distributors and a small direct sales force in Europe in selected countries who will sell the our products to physicians and hospitals. European sales consist primarily of the PATHFINDER microcatheter lines for diagnosis of ventricular tachycardia and REVELATION lines of microcatheters for diagnosis and treating of atrial fibrillation.

We have obtained the right to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheter systems for both mapping and ablation of atrial fibrillation and for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, permitting us to market these products in the member countries of the Europe Union. We received 510(k) clearances for our (1) REVELATION microcatheter for mapping atrial fibrillation; (2) PATHFINDER, PATHFINDER mini and TRACER microcatheters for mapping ventricular tachycardia; (3) VUEPORT balloon guiding catheter and (4) NAVIPORT deflectable tip guiding catheter.

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

While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. During 2001, management decided to conserve and concentrate our resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and Europe. Since the refocus on the Phase III clinical trial, we have completed four of the five necessary modules required for completing the Pre-Market Approval (PMA) application process necessary to sell the REVELATION Tx in the United States. As of April 25, 2002, two of the four completed modules were accepted and closed by the FDA and the other two modules have been reviewed with supplemental data furnished to the FDA during the first quarter of 2002.

We began a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. To date, 37 patients have been treated at four sites. The purpose of this study is to gain data that will be important to future marketing efforts of the REVELATION Helix in Europe and potentially used as initial data for our planned REVELATION Helix clinical trial in the United States. We received CE Mark approval for the REVELATION Helix in the European Union in December 2001 and for the REVELATION Helix ST in May 2002

We have a limited history of operations and has experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Critical Accounting Policies

    Use of Estimates

We have prepared our financial statement in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statement and accompanying notes. Actual results could differ from these estimates.

    Revenue Recognition

We recognize revenue from two types of customers—end users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

    Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventory amounts are shown net of reserves for excess and obsolete inventory at the lower of cost or market. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations.

Results of Operations—Three Month Ended March 31, 2002 and 2001

Net Sales

Net sales for the quarter ended March 31, 2002 increased 42% to $766,000 from $539,000 for the same period in 2001. This increase was primarily due to a 103% increase in international sales to $582,000 for the quarter ended March 31, 2002, from $286,000 for the same period in 2001, led by initial therapeutic product sales of the REVELATION Helix in Europe and strong diagnostic product sales in Japan. U.S. sales for the quarter ended March 31, 2002 decreased 27% to $184,000 from $253,000 for the same period in 2001. The decrease in domestic revenue was primarily due to us no longer having a distribution arrangement in the United States and having to develop our own direct sales force. Due to the sharp increase in international sales in the quarter ended March 31, 2002, accounts receivable increased 76% to $531,000 at March 31, 2002 from $301,000 at December 31, 2001 while the related allowance for doubtful accounts increased 9% or $6,000 over the same period.

We have decided to focus our resources and efforts on the completion of our Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 2002 decreased 9% to $890,000, from $974,000 for the same period in 2001. This decrease was primarily due to the effect of increased sales and number of units shipped by fixed costs being allocated over higher manufacturing volume. Inventory reserves for excess and obsolete inventory increased $73,000 from December 31, 2001 to March 31, 2002. This increase was primarily due to a higher volume of units in finished goods with shelf life expiration dates within six months of quarter end date, March 31, 2002. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write off specific inventory or have determined that inventory is obsolete, the inventory is subsequently disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions for the quarter ended March 31, 2002 decreased 39% to $833,000 from $1,357,000 for the same period in 2001. Our investment in research and development for the quarter ended March 31, 2002 decreased 36% to $404,000 from $628,000 for the same period in 2001, as all programs not related to the atrial fibrillation clinical trial have been postponed. Regulatory and clinical expenses for the quarter ended March 31, 2002 also decreased 41% to $429,000 from $729,000 for the same period in 2001. The decrease was primarily due to lower patient enrollment costs associated with the Phase III clinical trial, the postponement of the TheraStream regulatory approval process and our focus on the REVELATION family of microcatheters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2002 increased 8% to $1,633,000 from $1,509,000 for the same period in 2001. Selling expenses for the quarter ended March 31, 2002 increased 23% to $763,000 from $619,000 for the same period in 2001. Selling expenses increased during this period due to the ramp up of sales efforts to support the REVELATION Helix launch in Europe. General and administrative expenses for the quarter ended March 31, 2002 decreased 2% to $870,000 from $890,000 for the same period in 2001. The slight decrease in general and administrative expenses in this period was due to decreased spending for public and investor relations activities.

Interest and Other Income

Interest and other income for the quarter ended March 31, 2002 increased to $28,000 from $12,000 for the same period in 2001. The increase was primarily due to higher average cash balances during the first quarter of 2002 compared to the same period in 2001.

Interest Expense

Interest expense for the quarter ended March 31, 2002 decreased to $8,000 from $19,000 for the same period in 2001. This decrease was primarily due to the expiration and payoff of certain capital equipment leases.

Gain on the Sale of Intellectual Property

The gain on the sale of certain intellectual property is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, of which $4,000,000 was received in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

Liquidity and Capital Resources

We have financed our operations to date, principally through (1) private placements of equity securities, which have yielded net proceeds of $86,600,000 through March 31, 2002, (2) our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) sale of certain of our non-core patents to Medtronic for $8,000,000 and (5) equipment leases to finance certain capital equipment, which have provided proceeds in the amount of $4,700,000. As of March 31, 2002, the Company had approximately $4,011,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $2,842,000 compared to the net cash provided of $536,000 for the quarter ended March 31, 2002 and 2001, respectively. The change is related to the $4,000,000 gain on the sale of certain intellectual property received in January 2001. Net cash used by financing and investing activities was approximately $299,000 compared to $131,000 for the quarter ended March 31, 2002 and 2001, respectively. This change was primarily due to the expiration and payoff of certain capital leases and the variable accounting adjustment for certain options that were re-priced in 2000.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance and competitive developments. Since inception, we have an accumulated deficit of approximately $80.4 million. Management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. We believe that available cash will be sufficient to meet our cash requirements through at least July 2002. We are currently in discussions with investment bankers to raise additional equity capital but there can be no assurance however, that such additional financing will be available on terms acceptable to us, if at all. We must seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish its rights to certain of its technologies, products or marketing territories. Our failure to raise capital when needed will have a material adverse effect on our business, financial condition and would cause us to cease operations.

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

Our net losses were approximately $9.3 million, $7.8 million and $14.0 million for 2001, 2000 and 1999, respectively. As of March 31, 2002, our accumulated deficit was approximately $80.4 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our needs to raise additional capital in the future could have a dilutive effect on your investment.

In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our common stock. In May 2001, we received net proceeds of approximately $6.2 million from a private placement of 11,746,916 shares of our common stock. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. In addition, in August 2001, we received net proceeds of approximately $3.5 million from a private placement of 2,822,471 shares of our common stock, along with the issuance of redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. In September 2001, we announced that we had elected to redeem the warrants issued in the May 2001 private placement for $0.001 per warrant share; all of the May 2001 warrants were exercised by the redemption date, and we received net proceeds of approximately $4.6 million. Any sale by us of additional shares of our common stock will further dilute your ownership percentage in Cardima.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of March 31, 2002, our cash and cash equivalents totaled approximately $4,011,000. We believe that our existing cash and cash equivalents and short-term investments, as well as sales of our products, will be sufficient to fund our operations through July 2002 and we are currently in discussions with investment bankers to raise additional equity capital. However, there can be no assurance that we can obtain additional funding after such date.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors’ going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can be operated profitably in the future.

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

•	conventional catheters using the “drag and burn” technique,

•	drugs,

•	external electrical shock to restore normal heart rhythms and defibrillation,

•	implantable defibrillators,

•	purposeful destruction of the atrio-ventricular node followed by implantation of a pacemaker, and

•	open-heart surgery known as the “maze” procedure.

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

Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See “Risk Factor—We may face product liability claims related to the use or misuse of our products.”

We must obtain governmental approvals or clearances before we can sell our products.

Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

•	product design and development,

•	product testing,

•	product labeling,

•	product storage,

•	premarket clearance and approval,

•	advertising and promotion, and

•	product sales and distribution.

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

The rate at which we may complete our pre-clinical and clinical trials is dependent upon the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients’ residences to clinical sites and the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians’ time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

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

After the approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

•	fines,

•	injunctions,

•	recall or seizure of products,

•	withdrawal of marketing approvals or clearances,

•	refusal of the FDA to grant clearances or approvals, and

•	civil and criminal penalties.

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

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx and TRACER for mapping in the European Union.We have received CE Mark certification to sell our VENAPORT, VUEPORT and NAVIPORT guiding catheters in the European Union.

We also received approval to sell our PATHFINDER, PATHFINDER mini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheters for ablation of atrial fibrillation in the European Union. We intend to submit data in support of additional CE Mark applications. However, there can be no assurance we will be successful in obtaining or maintaining the CE Mark for these products, as the case may be. Failure to receive or maintain approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain or maintain such approvals. If we do not receive or maintain these approvals, our business could be harmed.

Difficulties presented by international factors could negatively affect our business.

A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

•	export license requirements for our products,

•	exchange rate fluctuations or currency controls,

•	changes in the regulation of medical products by the European Union or other international regulatory agencies,

•	the difficulty in managing a direct sales force from abroad,

•	the financial condition, expertise and performance of our international distributors and any future international distributors,

•	domestic or international trade restrictions, or

•	changes in tariffs.

Any of these factors could damage our business results.

We derive a portion of our revenues from the sale of our products in the European Union. The adoption of the Euro presents uncertainties for our international business.

All European countries that are part of the European Monetary Union, or EMU, began operating with the new “Euro” currency in 2002. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, these participating countries’ adoption of a single currency may likely result in greater price transparency, making the EMU a more competitive environment for our products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement, we have an exclusive license under specific issued U.S. patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics’ technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target Therapeutics-based microcatheter technology would harm our business.

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

Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we cannot be certain that at such time any licenses will be available, or if available, on commercially reasonable terms. Our inability to license any disputed technology could delay the commercialization of our products and harm our business. Under our license with Target Therapeutics, Target Therapeutics does not indemnify us against claims brought by third parties alleging infringement of patent rights. Consequently, we could bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

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

•	capacity constraints,

•	production yields,

•	quality control, and

•	shortages of qualified personnel.

Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo Quality System Regulations compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, State of California and European Notified Bodies. We have demonstrated compliance with ISO 9001 (EN 46001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the Quality System Regulations or to maintain our compliance with ISO 9001 (EN 46001) standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with Quality System Regulations or ISO 9001 (EN 46001) standards. There can be no assurance that we will be found in compliance with the Quality System Regulations by regulatory authorities, or that we will maintain compliance with ISO 9001 (EN 46001) standards in future audits. Our failure to comply with state or FDA Quality System Regulations, maintain compliance with ISO 9001 (EN 46001) standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

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

We also have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. Our ability to operate a remote sales force effectively will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

Currently, sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a small direct sales force in Europe. We have sold only a limited number of PATHFINDER, PATHFINDER mini, REVELATION, and TRACER microcatheter systems through these distributors. We also have approval to sell the REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST in the European Union. Because we do not have written agreements with certain of our exclusive distributors, the terms of such arrangements, such as length of arrangements and minimum purchase obligations, are uncertain. In addition, the laws in certain international jurisdictions may make it difficult and costly for us to terminate such distribution arrangements without specific written termination terms. We cannot be certain that we will be able to enter into written distribution agreements with these distributors or that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to pay cash dividends on our stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Our stock may become subject to penny stock rules, which may make it more difficult for you to sell your shares.

Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share and the NASD advised us that beginning on April 9,

2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD’s decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the Nasdaq SmallCap Market.

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

Item 3.    Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

None.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2002	CARDIMA, INC.

/s/ GABRIEL B. VEGH
Gabriel B. Vegh Chairman, Chief Executive Officer and Director

/s/ RONALD E. BOURQUIN
Ronald E. Bourquin Senior Vice President, Chief Financial Officer and Secretary