Form 10-Q
period 2002-06-30
CARDIMA INC
filed 2002-08-14
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47266 Benicia Street, Fremont, CA	94538-7330
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 9, 2002, there were 49,641,458 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I.

Item 1.    Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,473	$7,542
Accounts receivable, net of allowances for doubtful accounts of $73 at June 30, 2002 and $75 at December 31, 2001	361	301
Inventories	1,692	1,564
Other current assets	385	327

Total current assets	3,911	9,734
Property and equipment, net	1,248	1,323
Notes receivable from officers	580	565
Other assets	77	196

	$5,816	$11,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$1,563
Accrued compensation	1,030	1,094
Capital lease obligation—current portion	101	279
Other current liabilities	175	42

Total current liabilities	2,924	2,978
Deferred rent	7	19
Capital lease obligation—noncurrent portion	46	64
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 42,712,366 shares issued and outstanding at June 30, 2002; 42,528,143 as of December 31, 2001; at amount paid in	86,403	86,583
Accumulated deficit	(83,564)	(77,826)

Total stockholders’ equity	2,839	8,757

	$5,816	$11,818

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$423	$473	$1,189	$1,012
Cost of goods sold	703	945	1,593	1,919

Gross profit (loss)	(280)	(472)	(404)	(907)
Operating expenses:
Research and development	1,213	1,290	2,046	2,647
Selling, general and administrative	1,688	1,592	3,321	3,101

Total operating expenses	2,901	2,882	5,367	5,748

Operating loss	(3,181)	(3,354)	(5,771)	(6,655)
Interest and other income	19	44	47	56
Interest expense	(6)	(16)	(14)	(35)
Gain on sale of intellectual property(1)	—	—	—	4,000

Net income (loss)	$(3,168)	$(3,326)	$(5,738)	$(2,634)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.13)	$(0.10)

Shares used in computing basic and diluted net loss per share	42,705	29,148	42,712	25,384

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

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,738)	$(2,634)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	505	438
Stock-based compensation	(287)	26
Loss on disposal of assets	5	0
Changes in operating assets and liabilities:
Accounts receivable	(60)	54
Inventories	(128)	464
Other current assets	(58)	(103)
Other assets	119	(77)
Accounts payable	55	220
Accrued employee compensation	(64)	(304)
Other current liabilities	133	33
Deferred rent	(12)	0

Net cash used in operating activities	(5,530)	(1,883)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(435)	(152)

Net cash used in investing activities	(435)	(152)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(196)	(152)
Notes receivable from officers	(15)	(36)
Net proceeds from sale of common stock	107	6,302

Net cash provided by (used in) financing activities	(104)	6,114

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,069)	$4,079

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,542	$1,324

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,473	$5,403

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
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

The operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying balance sheet at December 31, 2001 has been derived from these audited financial statements.

2.     Management’s Plans

As of June 30, 2002 the Company had approximately $1,473,000 in cash and cash equivalents, working capital of $987,000 and an accumulated deficit of $83,564,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. Following a private placement resulting in $4.5 million in net proceeds completed on August 5, 2002 and subsequent to this quarter end, the Company expects its existing capital resources will permit it to meet its capital and operational requirements through at least November 2002. The Company is currently in discussions with investment bankers to raise additional equity capital during the later part of 2002. Failure to raise additional capital will cause the Company’s business to suffer and could cause it to cease operations.

The Company continues to initiate relationships with new distributors worldwide. As of the quarter ended June 30, 2002, the Company had distributors in place in eleven countries that service sales in sixteen countries, consultants and sales agents in place in two countries which service sales in four countries and a European distribution center in place which services an additional nine European countries. The Company is currently seeking registration approval of all its therapeutic products in China, but cannot predict if its products will ultimately be approved for sale or whether or not the Company will be successful in marketing and selling its products in China and other Asian countries. Recent registration additions have been the acceptance by

Turkey of the CE Mark already in place in Europe for our diagnostic and therapeutic products and the ratification of an agreement between the EU and Switzerland which grants us the approval to market and sell CE Mark products in that country.

3.     Subsequent Events—Private Placement

In August 2002, we sold a total of 6,788,325 shares of common stock at $0.72 per share in a private placement transaction to accredited investors. The transaction included warrants to investors exercisable for 2,036,491 shares of common stock at an exercise price of $0.90 per share. These warrants are redeemable by the Company if the Company’s common stock closes at $1.44 for fifteen consecutive trading days. As a commission for the transaction, the Company will pay approximately $342,000 in cash and will issue warrants, exercisable for 678,832 shares of common stock at an exercise price of $1.1875 per share. The Company’s net proceeds, after expenses of the placement, were approximately $4,500,000. The Company is using these proceeds for development activities, clinical trial expenses and commercialization of product offerings, operating costs and other general corporate purposes.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3 will be filed with the SEC in connection with this placement.

4.    Inventory

Inventories consists of the following (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
Inventories:
Raw materials	$502	$653
Work-in-process	130	50
Finished goods	1,060	861

	$1,692	$1,564

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $223,000 and $141,000 at June 30, 2002 and December 31, 2001, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

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

Of the initial 462,576 shares that were re-priced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of June 30, 2002. The cumulative non-cash compensation expense from the date of re-pricing in 2000, for the re-valuation of these re-priced options is $143,000 as of quarter ended June 30, 2002. For the quarter ended June 30, 2002, a credit of $165,000 was recorded as a result of the decreased closing price of the Company’s common stock from $1.85 per share at March 31, 2002, to $1.45 per share on June 30, 2002.

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

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

The Company adopted statement of SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on April 1, 2002. One of the primary objectives of SFAS 145 was the rescission of FAS 4 and the required classification of extraordinary items. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include our ability to obtain adequate funding, conduct successful clinical trials, obtain timely regulatory approvals and gain acceptance from the marketplace for our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in our SEC reports. The Company assumes no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to emit radio frequency energy for ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable products, intended for single-use that can be adapted to and used with all existing signal display systems and radiofrequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

We have generated revenues of approximately $14 million from inception to June 30, 2002. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the regulatory clearance by the FDA of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. We are marketing and distributing our products in the United States with a small direct sales force and internationally through distributors and a small direct sales force in Europe in selected countries who sell our products to physicians and hospitals. European sales consist primarily of the PATHFINDER microcatheter lines for diagnosis of ventricular tachycardia and REVELATION lines of microcatheters for diagnosis and treating of atrial fibrillation.

We have obtained the right to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheter systems for both mapping and ablation of atrial fibrillation and for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, permitting us to market these products in the member countries of the Europe Union. We have received United States Food and Drug Administration, FDA, 510(k) clearances for the (1) REVELATION microcatheter for mapping atrial fibrillation; (2) PATHFINDER, PATHFINDER mini and TRACER microcatheters for mapping ventricular tachycardia; (3) VUEPORT balloon guiding catheter and (4) Naviport deflectable tip guiding catheter. On July 25, 2002, we announced that we have submitted a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system will use commercially available electro-surgical radio frequency (RF) generators, a Cardima surgical probe using multi-electrode linear array microcatheter technology and INTELLITEMP, a novel power-channeling device which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe.

We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain Pre-Market Approval, PMA, from the FDA in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation.

While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. During 2001, management decided to conserve and concentrate resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and in Europe. Since the refocus on the Phase III clinical trial, we have completed four of the five necessary modules required for completing the PMA application process necessary to sell the REVELATION Tx in the United States. As of May 31, 2002, three of the four completed modules were accepted and closed by the FDA. The remaining module, of the four completed modules, has been reviewed but will remain open for reference during the review of the clinical data submitted with the fifth and final module. Additionally, we believe we have completed the necessary number of patients required by the PMA and completed the six-month follow-up on those patients. We expect to submit the requisite clinical data from this study to support our PMA application in the third quarter of 2002.

We received CE Mark approval for the REVELATION Helix in the European Union in December 2001. To support this approval, in July 2002 Cardima completed a left-sided clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. This multi-center, 40-patient study was conducted under a common protocol at five clinical sites. The purpose of this study is to gain data that will be important to future marketing efforts of the REVELATION Helix in Europe and potentially used as initial data for our planned REVELATION Helix clinical trial in the United States. We received CE Mark approval for the REVELATION Helix ST, a line extension of the REVELATION Helix, in May 2002.

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

Results Of Operations—Three and Six Months Ended June 30, 2002 And 2001

Net Sales

Net sales for the quarter ended June 30, 2002 decreased 11% to $423,000 from $473,000 for the same period in 2001. This decrease was primarily due to slower than anticipated sales growth of distribution efforts in France and Italy, and changes in the Company’s European Operation made to enhance its long-term revenue focus on therapeutic products. For the six-month period ending June 30, 2002, net sales increased 17% to $1,189,000 from $1,012,000 for the same six-month period in 2001. The increase is attributable to the initial therapeutic product sales of the REVELATION Helix in Europe and strong diagnostic product sales in Japan. U.S. sales for the six-month period ended June 30, 2002 decreased 19% to $363,000, from $449,000 in the same period in 2001, while international sales increased by approximately 71%, to $961,000 from $563,000 for the respective six-month periods. Accounts receivable increased 116% to $361,000 at June 30, 2002 from $167,000 at June 30, 2001 due to increased international sales while the related allowance for doubtful accounts decreased 3%, or $2,000, over the same periods.

We continue to focus our resources and efforts on the completion of our Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which to grow future revenue opportunities. The introduction of the REVELATION Helix to the international market and the new surgical ablation system using the INTELLITEMP, a novel power-channeling device, may open additional channels to market our products worldwide.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended June 30, 2002 decreased 26% to $703,000 from $945,000 for the same period in 2001. Cost of goods sold for the six-month period ending June 30, 2002 decreased 17% to $1,593,000 from $1,919,000 for the comparable six-month period in 2001. This decrease was primarily due to the allocation of fixed costs over a higher manufacturing volume, as well as the continued efforts of management to reduce standard costs by manufacturing products and purchasing raw material in a more efficient manner. Inventory reserves for excess and obsolete inventory increased $82,000 from December 31, 2001 to June 30, 2002. This increase was primarily due to more units in finished goods with a short remaining shelf life as of June 30, 2002 when compared to December 31, 2001. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write off specific inventory or have determined that inventory is obsolete, we subsequently dispose of that inventory.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions, for the quarter ended June 30, 2002 decreased 6% to $1,213,000 from $1,290,000 for the same period in 2001. The 6% decrease in research and development expenses is made up of a 28% increase in research and development costs to $755,000 from $590,000 for the six-month periods in 2001 to 2002, respectively, costs incurred due to the additional expenditures for the INTELLITEMP product; and is offset by a 35% decrease in regulatory and clinical expenses for the quarter ended June 30, 2002 to $458,000 from $700,000 for the same period in 2001. The decrease in regulatory and clinical expenses for the quarter was primarily due to lower patient enrollment costs associated with the Phase III clinical trials, the postponement of the TheraStream regulatory approval process and our focus on the REVELATION family of microcatheters. For the six-month period ended June 30, 2002, overall research and development expenses decreased 23% to $2,046,000 from $2,647,000 for the comparable six-month period in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2002 increased 6% to $1,688,000 from $1,592,000 for the same period in 2001. Selling and marketing expenses for the quarter ended June 30, 2002 increased 26% to $880,000 from $698,000 for the same period in 2001. Selling and marketing expenses increased during this period due to the ramp up of sales efforts to support the REVELATION Helix launch in Europe, the addition of sales personnel to our European sales base and an increase in marketing projects to further our sales initiative. General and administrative expenses for the quarter ended June 30, 2002 decreased 10% to $808,000 from $894,000 for the same period in 2001. The decrease in general and administrative expenses in this period is due to the required variable accounting adjustment for certain options that were re-priced in 2000. For the six-month period ended June 30, 2002, selling, general and administrative costs increased 7% to $3,321,000 from $3,101,000 for the comparable six-month period in 2001.

Interest and Other Income

Interest and other income for the quarter ended June 30, 2002 decreased to $19,000 from $44,000 for the same period in 2001. The decrease was primarily due to lower cash balances and declining interest rates during the second quarter of 2002 compared to the same period in 2001. Interest and other income for the six-month period ended June 30, 2002 decreased to $55,000 from $56,000. The decrease for the six-month period ended June 30, 2002 was primarily due to lower average cash balances and declining interest rates.

Interest Expense

Interest expense for the quarter ended June 30, 2002 decreased to $6,000 from $16,000 for the same period in 2001. Interest expense for the six-month period ended June 30, 2002 decreased to $13,000 from $35,000 for the same period in 2001. This decrease was primarily due to the expiration and payoff of certain capital equipment leases.

Gain on the Sale of Intellectual Property

The gain on the sale of certain intellectual property in the six-month period ended June 30, 2001 is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, of which $4,000,000 was received in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

Liquidity And Capital Resources

We have financed our operations to date, principally through (1) private placements of equity securities, which have yielded net proceeds of $73,000,000 through June 30, 2002, (2) our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) sale of certain of our non-core patents to Medtronic for $8,000,000 and (5) equipment leases to finance certain capital equipment, which have provided proceeds in the amount of $4,700,000. As of June 30, 2002, we had approximately $1,473,000 in cash and cash equivalents. In August 2002, we sold a total of 6,788,325 shares of common stock in a private placement to accredited investors. Our net proceeds, after expenses of the placement, were approximately $4.5 million.

Net cash used in operating activities was approximately $5,530,000 compared to the net cash used of $1,919,000 for the six-month period ended June 30, 2002 and 2001, respectively. The change in cash usage is due primarily to the $4,000,000 gain on the sale of certain intellectual property recognized in January 2001. Net cash used by financing and investing activities was approximately $539,000 compared to net cash provided of $5,998,000 for the six-month period ended June 30, 2002 and 2001, respectively. This change was primarily due to the private placement transaction in May 2001 resulting in net proceeds of $6,200,000.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance and competitive developments. Since inception, we have an accumulated deficit of approximately $83.6 million. Management expects to continue to incur additional losses in the foreseeable future as we engage in clinical trials seeking product approvals, and complete new product development and product commercialization. We believe that available cash, following the August 5, 2002 closing of a private placement of our equity that resulted in net proceeds of approximately $4,500,000, will be sufficient to meet our cash requirements through at least November, 2002. We must seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed will have a material adverse effect on our business, financial condition and would cause us to cease operations.

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

Our net losses were approximately $9.3 million, $7.8 million and $14.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of June 30, 2002, our accumulated deficit was approximately $83.6 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our needs to raise additional capital in the future could have a dilutive effect on your investment.

In order to commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our common stock. In May 2001, we received net proceeds of approximately $6.2 million from a private placement of 11,746,916 shares of our common stock. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. In addition, in August 2001, we received net proceeds of approximately $3.5 million from a private placement of 2,822,471 shares of our common stock along with the issuance of redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. In September 2001, we announced that we had elected to redeem the warrants issued in the May 2001 private placement for $0.001 per warrant share; all of the May 2001 warrants were exercised by the redemption date, and we received net proceeds of approximately $4.6 million.

Subsequent to the end of the second quarter, in August 2002, we received net proceeds of approximately $4.5 million from a private placement of 6,788,325 shares of our common stock with a purchase price of $0.72 per share. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 shares of our common stock at an exercise price per share of $0.90. If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of June 30, 2002, our cash and cash equivalents totaled approximately $1,473,000. We believe that our existing cash and cash equivalents and short-term investments, as well as sales of our products, including proceeds received in a recently-completed private placement, will be sufficient to fund our operations through November 2002. There can be no assurance that we can obtain additional funding after such date.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors’ going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can operate profitably in the future.

We rely on multiple third-parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data or the FDA refuses to accept the data in a filing, the commercialization of our products will be delayed and our business will be harmed.

We often rely on multiple third-parties, such as hospital and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access to data and cooperate with us in completing regulatory filings for the approval or clearance of our products. In order for the FDA and other regulatory agencies to accept and rely on the data of a filing, the data collection, analysis and summarization must meet certain standards. We cannot be certain that the clinical data collected by third-parties meet the standards of the FDA or other regulatory agencies. If we are unable to rely on the clinical data collected by third-parties, or if these third-parties do not perform their contractual obligations, the FDA or other regulatory agencies may require us to gather additional clinical data. This could significantly delay commercialization of our products, require us to spend additional capital on our clinical trials and harm our business.

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

We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this feasibility study in August 1997 and the atrial fibrillation ablation feasibility study in December 1998. We received approval of an IDE supplement in December 1998 allowing us to expand the atrial fibrillation study. In October 2000, we received permission to expand the clinical trial to Phase III. The Phase III clinical trial requires 80 patients to be treated in up to 20 centers. Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. This study was completed in June 2002 and its results will be released in November 2002 at the American Heart Association Meeting.

We also received approval for an IDE to begin clinical testing of our TheraStream microcatheter system for ablation of ventricular tachycardia in December 1999 and approval to expand that trial in 2000; however, we have postponed the clinical feasibility trial for the TheraStream microcatheter system for ablation of ventricular tachycardia to focus on completing our atrial fibrillation Phase III clinical trial. We have no estimate as to when, or if, we will resume the clinical trial for our TheraStream microcatheter system. If we resume the clinical trial for our TheraStream microcatheter system, the completion of this clinical trial could take several years.

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

Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See “Risk Factor–We may face product liability claims related to the use or misuse of our products.”

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

In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we will file five separate segments of the PMA with the FDA, all of which together will comprise our PMA application. At this time, we have filed the first four modules, three of which have been accepted and closed by the FDA and the remaining module will be left open for reference during the review of the clinical data submitted with the final module. The modular PMA submission process generally reduces the time for FDA approval by allowing an applicant to submit data required for completion of the trial to the FDA on an ongoing basis. Instead of waiting until the last patient is treated and then submitting all the necessary modules in one complete submission, we can submit sections or modules required for the PMA filing as we go. In addition, dialogue with the FDA during the modular submission process allows us to modify and improve our submission. Closure and acceptance of any one module does not allow marketing of any part of the product. We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to complete clinical testing or to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

We also received approval to sell our PATHFINDER, PATHFINDER mini, Revelation, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheters for ablation of atrial fibrillation in the European Union. In July 2002, we announced that we submitted a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system will use a Cardima surgical probe using multi-electrode linear array microcatheter technology, a novel power-channeling device, the INTELLITEMP, which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe and commercially available electro-surgical radio frequency (RF) generators.

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

All European countries that are part of the European Monetary Union, or EMU, began operating with the new “Euro” currency in 2002. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, the adoption by these participating countries of a single currency may result in greater price transparency, making the EMU a more competitive environment for our products. In addition, the EMU has not yet defined and/or finalized some of the rules and regulations relating to the governance of the currency. As a result, companies operating in or conducting business in Europe will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the Euro.

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

We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement, we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics’ technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target Therapeutics-based microcatheter technology would harm our business.

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

Our facilities and manufacturing processes have recently undergone a successful annual re-certification inspection by the European Notified Body in November 2001. In November 2000, the FDA conducted a QSIT-Audit of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share.The NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD’s decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the Nasdaq SmallCap Market. Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting from Nasdaq. In the event that our common stock trades below $1.00 per share for more than 30 consecutive days, we may receive a notification from Nasdaq that we may be delisted from the Nasdaq SmallCap Market if we cannot demonstrate compliance with the NASD rule by a certain time. In order to regain compliance in the event of delisting, the closing bid price per share for our common stock must be $1.00 or more for a minimum of ten consecutive trading days.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Since we do not have a short-term investments or a line of credit obligation as of June 30, 2002, we do not have any material quantitative disclosures about market risk.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On June 20, 2002, the Company held its Annual Meeting of Stockholders.

(b)	As listed below, all of management’s nominees for directors were elected at the meeting:

Gabriel B. Vegh—32,880,285 shares voted in favor, 299,459 withheld.

Jesse D. Erickson—32,880,285 shares voted in favor, 299,459 withheld.

Rodolfo C. Quijano, Ph.D.—32,880,285 shares voted in favor, 299,459 withheld.

Phillip C. Radlick, Ph.D.—32,880,285 shares voted in favor, 299,459 withheld.

Lawrence J. Siskind—32,880,285 shares voted in favor, 299,459 withheld.

(c)  The proposal to amend and restate the Company’s 1993 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,200,000 shares was approved with 32,226,327 shares voting in favor, 796,854 shares voting against and 156,563 shares abstaining.

The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002 was ratified with 32,954,987 shares voting in favor, 110,340 shares voting against and 114,417 shares abstaining.

Item 5.	Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

3(i)**	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock

10.1*	Rights Agreement, dated as of May 20, 2002, between Cardima, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

(b)  Report on Form 8-K

On May 22, 2002, we filed a report of Form 8-K to disclose the Rights Agreement dated as of May 20, 2002.

*	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 000-22419) filed on May 22, 2002.
**	Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company Registration Statement on Form 8-A (File No. 000-22419) filed on May 22, 2002.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    August 14, 2002

CARDIMA, INC.

/s/ GABRIEL B. VEGH
Gabriel B. Vegh Chairman, Chief Executive Officer and Director

/s/ RONALD E. BOURQUIN
Ronald E. Bourquin Senior Vice President, Chief Financial Officer and Secretary