Form 10-Q
period 2002-09-30
CARDIMA INC
filed 2002-11-14
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                         .

Commission File Number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3177883 (I.R.S. Employer Identification No.)

47266 Benicia Street, Fremont, CA (Address of Principal Executive Offices)	94538-7330 (Zip Code)

Registrant’s telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of November 11, 2002, there were 49,909,902 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I.

ITEM 1.     FINANCIAL STATEMENTS

CARDIMA, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,887	$7,542
Accounts receivable, net of allowances for doubtful accounts of $65 at September 30, 2002 and $75 at December 31, 2001	248	301
Inventories	1,293	1,564
Other current assets	616	327

Total current assets	5,044	9,734
Property and equipment, net	1,124	1,323
Notes receivable from officers	588	565
Other assets	102	196

	$6,858	$11,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,240	$1,563
Accrued compensation	896	1,094
Other current liabilities	504	42

Capital lease obligation—current portion	50	279

Total current liabilities	2,690	2,978
Deferred rent	2	19
Capital lease obligation—noncurrent portion	37	64
Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized, 49,866,485 shares issued and outstanding at September 30, 2002; 42,528,143 as of December 31, 2001; at amount paid in	91,051	86,583

Accumulated deficit	(86,922)	(77,826)

Total stockholders’ equity	4,130	8,757

	$6,858	$11,818

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)(1)
Net sales	$444	$465	$1,633	$1,477
Cost of goods sold	1,074	949	2,667	2,868

Gross profit (loss)	(630)	(484)	(1,034)	(1,391)

Operating expenses:
Research and development	1,200	1,091	3,246	3,738
Selling, general and administrative	1,544	1,538	4,865	4,639

Total operating expenses	2,744	2,629	8,111	8,377

Operating loss	(3,374)	(3,113)	(9,145)	(9,768)
Interest and other income	19	37	66	93
Interest expense	(3)	(14)	(17)	(49)
Gain on sale of intellectual property(1)	—	—	—	4,000

Net income (loss)	$(3,358)	$(3,090)	$(9,096)	$(5,724)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.21)	$(0.20)

Shares used in computing basic and diluted net loss per share	47,072	34,641	44,139	28,469

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

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,096)	$(5,724)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	745	655
Stock-based compensation	(405)	26
Loss on disposal of assets	6	30
Changes in operating assets and liabilities:
Accounts receivable	53	(55)
Inventories	271	305
Other current assets	(289)	(151)
Notes receivable	(23)	(44)
Other assets	94	(82)
Accounts payable	(323)	260
Accrued employee compensation	(198)	(252)
Other current liabilities	462	29
Deferred rent	(18)	0

Net cash used in operating activities	(8,721)	(5,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(551)	(252)

Net cash used in investing activities	(551)	(252)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(256)	(293)
Net proceeds from sale of common stock	4,873	10,250

Net cash provided by (used in) financing activities	4,617	9,957

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,655)	$4,702

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,542	$1,324

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,887	$6,026

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2002
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

The operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The accompanying balance sheet at December 31, 2001 has been derived from these audited financial statements.

2.    MANAGEMENT’S PLANS

As of September 30, 2002, the Company had approximately $2,887,000 in cash and cash equivalents, working capital of $2,354,000 and an accumulated deficit of $86,922,000. Assuming the Company has adequate funding to continue the course of its development activities, the Company expects such losses to continue for at least the next two years. Management is seeking to continue to finance operations with a combination of funds from equity or debt offerings, revenue from product sales, funds from potential corporate alliances and technology licenses. The Company expects its existing capital resources will permit it to meet its capital and operational requirements through December 2002. As of October 31, 2002, the Company’s cash balance was approximately $1.8 million with total receivables of approximately $339,000. Controllable expenses, such as overtime and travel, have been curtailed and all expenses are being closely monitored. The Company currently is in discussions with investment bankers to raise additional equity capital during the later part of 2002. Failure to raise additional capital will cause the Company’s business to suffer and could cause it to cease operations.

The Company continues to initiate relationships with new distributors worldwide. As of the quarter ended September 30, 2002, the Company had distributors in place in eleven countries that service sales in sixteen countries, consultants and sales agents in place in two countries which service sales in four countries and a European distribution center in place which services an additional nine European countries. The Company is currently seeking registration approval of all its therapeutic products in China, but cannot predict if its products will ultimately be approved for sale or whether or not the Company will be successful in marketing and selling its products in China and other Asian countries. Recent additions to the Company’s product registrations include the acceptance by Turkey of the CE Mark already in place in Europe for the Company’s diagnostic and therapeutic products and the ratification of an agreement between the EU and Switzerland, granting approval to market and sell CE Mark products in that country.

3.    PRIVATE PLACEMENT

On August 5, 2002, the Company received net proceeds of approximately $4.6 million from a private placement to certain accredited investors of 6,788,325 shares of its common stock with a purchase price of $0.72 per share. As part of this private placement, the Company also issued redeemable warrants to purchase up to an aggregate of 2,036,491 additional shares of its common stock at an exercise price per share of $0.90. These warrants are redeemable by the Company at a price of $0.001 per share if the closing bid price of the Company’s common stock is greater than or equal to $1.44 for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem. On August 12, 2002, the Company completed an additional closing of its private placement in which it received net proceeds of approximately $186,000 from the sale to one accredited investor of 194,552 shares of its common stock with a purchase price of $1.028 per share. As part of this closing, the Company also issued a redeemable warrant to purchase up to an aggregate of 58,365 additional shares of its common stock at an exercise price of $1.285. This warrant is redeemable by the Company at a price of $0.001 per share if the closing bid price of the Company’s common stock is greater than or equal to $2.056 for fifteen consecutive trading days and it remains unexercised 30 days after the Company gives notice to the holder of the warrant of its intent to redeem. As a commission for the two closings of the August 2002 private placement, the Company paid approximately $304,000 in cash and issued warrants to purchase 678,832 shares of common stock at a price per share of $0.792 and 19,455 shares of common stock at a price per share of $1.131. The Company’s net proceeds, after expenses of the placements, were approximately $4.8 million. The Company is using these proceeds for working capital, including, but without limitation, in connection with its Phase III trial for the treatment of atrial fibrillation, its efforts to obtain FDA approval of its microcatheter currently in Phase III trial, planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as its Board of Directors may determine.

In connection with its private placement of Units of common stock and warrants in 2001, the Company entered into a letter agreement in April 2001, or the 2001 Letter Agreement, for the placement with a financial advisor. This financial advisor assisted the Company with the 2001 private placement of Units and received a commission in connection with the 2001 offering. This financial advisor continues to provide certain services in connection with the development of potential strategic alliances.

Shortly before the August 5, 2002 closing of the Company’s private placement, the financial advisor that is a party to the 2001 Letter Agreement, or the 2001 Agent, communicated to the Company that the 2001 Agent believes that the 2001 Agent is entitled under the 2001 Letter Agreement to fees and warrants in connection with the private placement that was completed in August 2002. The Company strongly disagrees with the 2001 Agent’s interpretation of the 2001 Letter Agreement. However, even if the 2001 Agent’s interpretation is determined to be correct, the Company believes that the 2001 Agent waived any rights to compensation it might have in connection with its private placement.

The Company sent to the 2001 Agent on August 21, 2002 a termination letter relating to the 2001 Letter Agreement. Pursuant to the terms of the 2001 Letter Agreement, the obligation to pay the 2001 Agent a commission or to issue them warrants in connection with sales of securities terminates thirty (30) days from the date of this termination letter, or September 20, 2002. On August 29, 2002, the 2001 Agent sent the Company an invoice for cash commissions and warrants that the 2001 Agent claims are owed to the 2001 Agent pursuant to the 2001 Letter Agreement as a result of the August 2002 closings of the private placement. On September 10, 2002, the Company sent a letter to the 2001 Agent to express the Company’s position that no fees or warrants are due to the 2001 Agent in connection with the August 2002 closings of the Company’s private placement. On each of September 26 and October 9, 2002 the Company received a letter from legal counsel to the 2001 Agent reasserting the 2001 Agent’s claim that it must receive payment of commissions and warrants in connection with the August 2002 closings of the Company’s private placement.

In the event the 2001 Agent prevails on any claims in connection with the August Private Placement, the Company would be required to pay to the 2001 Agent $381,570, or 7.5% of the gross proceeds that the Company received from the sale of shares of common stock in the August 2002 closings of the private placement, and issue warrants to the 2001 Agent to purchase up to 698,287 shares of common stock, or 10% of the number of shares sold in the August 2002 closings of the private placement. In the event the warrants issued to the investors in the August 2002 closings of the private placement are exercised, the Company would be required to pay an additional cash amount equal to $133,549, or 7% of the aggregate exercise price of those warrants. Any payments to the 2001 Agent or warrants issued to the 2001 Agent would be in addition to placement fees and warrants payable to the financial advisor that the Company retained in July 2002 to assist with the private placement.

The Company relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended to the August 2002 placement. A registration statement on Form S-3 was filed on October 7, 2002 with the SEC in connection with the resale by the investors of the common stock sold in this private placement. The Form S-3 was amended on October 28, 2002 and October 30, 2002. On October 31, 2002, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-3.

4.    INVENTORY

Inventories consists of the following (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
Inventories:
Raw materials	$559	$653
Work-in-process	93	50
Finished goods	641	861

	$1,293	$1,564

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $231,000 and $141,000 at September 30, 2002 and December 31, 2001, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. In the third quarter ended September 30, 2002, the Company increased its excess and obsolete provisions by approximately $8,000 to fully account for the expiration of shelf life on some products, which were initially produced with one-year shelf life. The majority of these products have subsequently been certified for three-year shelf life, but the expired product cannot be used to treat patients. Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis.

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

Of the initial 462,576 shares that were re-priced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of September 30, 2002. The cumulative non-cash compensation expense from the date of re-pricing in 2000, for the re-valuation of these re-priced options is $25,000 as of quarter ended September 30, 2002. For the quarter ended September 30, 2002, a credit of $118,000 was recorded as a result of the decreased closing price of the Company’s common stock from $1.45 per share at June 30, 2002, to $0.84 per share on September 30, 2002.

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

The Company adopted statement of SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on April 1, 2002. One of the primary objective of SFAS 145 was the rescintion of FAS 4 and the required classification of extraordinary items. The adoption of SFAS 145 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

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

Overview

Since our incorporation in November 1992, we have been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to emit radio frequency energy for ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, intended for single-use products that can be adapted to and used with all existing signal display systems and radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

We have generated revenues of approximately $14.5 million from inception to September 30, 2002. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the regulatory clearance by the FDA of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. We are marketing and distributing our products in the United States with a small direct sales force and internationally through distributors and a small direct sales force in Europe in selected countries who sell our products to physicians and hospitals. European sales consist primarily of the PATHFINDER microcatheter lines for diagnosis of ventricular tachycardia and REVELATION lines of microcatheters for diagnosis and treating of atrial fibrillation.

We have obtained the right to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheter systems for both mapping and ablation of atrial fibrillation and for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, permitting us to market these products in the member countries of the Europe Union. We have received United States Food and Drug Administration, FDA, 510(k) clearances for the (1) REVELATION microcatheter for mapping atrial fibrillation; (2) PATHFINDER, PATHFINDER mini and TRACER microcatheters for mapping ventricular tachycardia; (3) VUEPORT balloon guiding catheter and (4) Naviport deflectable tip guiding catheter. On July 25, 2002, we announced that we submitted a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system will use commercially available electro-surgical radio frequency, or RF, generators, a Cardima surgical probe using multi-electrode linear array microcatheter technology and INTELLITEMP, a novel power-channeling device which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe.

We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain a pre-market approval, or PMA, from the FDA in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation.

While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. During 2001, management decided to conserve and concentrate resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and in Europe. Since the refocus on the Phase III clinical trial, we have completed patient enrollment and six-month follow-up as required in our study and filed with the United States Food and Drug Administration, or FDA, on September 20, 2002 a PMA application for our REVELATION Tx linear ablation microcatheter system. Along with the PMA submission, we simultaneously asked the FDA for expedited review status of the process.

On November 5, 2002, the FDA accepted our PMA for filing and granted our request for expedited review. According to the FDA Modernization Act of 1997, the 1997 Act, the FDA believes it is in the interest of the public health to review applications for certain medical devices in an expedited manner. Under the 1997 Act, the FDA generally will consider expedited review when a device offers a potential for clinically meaningful benefit as compared to the existing alternatives and also may be granted when no approved alternative exists. The 1997 Act provides that applications in this latter category that are granted expedited review status will not only be placed at the beginning of the review queue before other pending applications, but also will undergo accelerated evaluation as review staff are available to be assigned.

We received CE mark approval for the REVELATION Helix in the European Union in December 2001. To support this approval, in July 2002, we completed a left-sided clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. This multi-center, 40-patient study was conducted under a common protocol at five clinical sites. The purpose of this study is to gain data that will be important to future marketing efforts of the REVELATION Helix in Europe and potentially used as initial data for our planned REVELATION Helix clinical trial in the United States. We received CE Mark approval for the REVELATION Helix ST, a line extension of the REVELATION Helix, in May 2002.

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

Results Of Operations—Three and Nine Month Periods Ended September 30, 2002 And 2001

Net Sales

Net sales for the quarter ended September 30, 2002 decreased 4.5% to $444,000 from $465,000 for the same period in 2001. This decrease was primarily due to slower than anticipated sales growth of the distribution efforts in Germany, France and Italy, and changes in the Company’s European Operation made to enhance its long-term revenue focus on therapeutic products. This decrease was offset by an increase in domestic sales of diagnostic products. For the nine-month period ending September 30, 2002, net sales increased 11% to $1,633,000 from $1,477,000 for the same nine-month period in 2001. The increase is attributable to the initial therapeutic product launch in Europe of the REVELATION Helix and continued growth of diagnostic product sales in Japan and Asia. U.S. sales for the nine-month period ended September 30, 2002 decreased 14% to $508,000, from $588,000 in the same period in 2001, while international sales increased approximately 27%, to $1,125,000 from $889,000 for the respective nine-month periods. Accounts receivable decreased 18% to $248,000 at September 30, 2002 from $301,000 at December 30, 2001 due to increased collection efforts concentrating on the international accounts, while the related allowance for doubtful accounts decreased 13%, or $10,000, to $65,000 at September 30, 2002 from $75,000 at December 30, 2001.

We continue to focus our resources and efforts on the completion of our Phase III clinical trials to treat atrial fibrillation with the REVELATION Tx microcatheter system, while building a sales foundation on which we plan to grow future revenue opportunities. The introduction of the REVELATION Helix to the international market and the new surgical ablation system using the INTELLITEMP, a novel power-channeling device, may open additional channels to market our products worldwide.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for the quarter ended September 30, 2002 increased 13% to $1,074,000 from $949,000 for the same period in 2001. The increase is due primarily to a cost re-evaluation following a time study conducted to determine actual labor hours per operation. Cost of goods sold for the nine-month period ending September 30, 2002 decreased 7% to $2,667,000 from $2,868,000 for the comparable nine-month period in 2001. This decrease was due primarily to the continued efforts of management to reduce standard costs by manufacturing products and purchasing raw material in a more efficient manner. Inventory reserves for excess and obsolete inventory increased $90,000 from December 31, 2001 to September 30, 2002. This increase was due primarily to more units in finished goods with a short remaining shelf life as of September 30, 2002 when compared to December 31, 2001. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write off specific inventory or have determined that inventory is obsolete, we subsequently dispose of that inventory.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses, including regulatory and clinical functions, for the quarter ended September 30, 2002 increased 10% to $1,200,000 from $1,091,000 for the same period in 2001. The 10% increase is due to expenditures associated with research and development costs relating to the development of the INTELLITEMP product and slightly increased costs incurred as we finalized the clinical data submission of the fifth and final module of the REVELATION Tx PMA. For the nine-month period ended September 30, 2002, overall research and development expenses decreased 13% to $3,246,000 from $3,738,000 for the comparable nine-month period in 2001. This decrease in research and development expenses for the nine month period is made up of a 24% decrease in regulatory and clinical costs to $1,588,000 from $2,086,000 for the nine-month periods in 2001 to 2002, respectively, while research and development costs remained relatively constant at $1,658,000 as compared to $1,652,000 recorded in the same nine month period in 2001. The decrease of regulatory and clinical expenses for the period was primarily due to lower patient enrollment costs associated with the Phase III clinical trials, the postponement of the TheraStream regulatory approval process and our continued focus on the REVELATION family of microcatheters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2002 increased less than 1% to $1,544,000 from $1,538,000 for the same period in 2001. Selling and marketing expenses for the quarter ended September 30, 2002 increased 55% to $783,000 from $506,000 for the same period in 2001. Selling and marketing expenses increased during this period due to our expanded sales efforts to support the REVELATION Helix launch in Europe, the addition of sales personnel to enhance our European sales base and an increase in marketing projects to further our sales initiative. General and administrative expenses for the quarter ended September 30, 2002 decreased 26% to $761,000 from $1,032,000 for the same period in 2001. The decrease in general and administrative expenses in this period is due to decreased headcount and associated costs and the variable accounting adjustment for certain options that were re-priced in 2000. For the nine-month period ended September 30, 2002, selling, general and administrative costs increased 5% to $4,865,000 from $4,639,000 for the comparable nine-month period in 2001. This increase is attributed to a 33% increase in selling and marketing related expenses to $2,426,000 from $1,823,000 for the same nine month period in 2001 as we expanded our international sales operations and began preparing for our product launch of the REVELATION Tx in the United States; offset by a 13% decrease in general and administrative costs to $2,439,000 from $2,816,000 for the same nine month period in 2001, due to reduced headcount and the variable accounting adjustment for certain options that were re-priced in 2000.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2002 decreased to $19,000 from $37,000 for the same period in 2001. Interest and other income for the nine-month period ended September 30, 2002 decreased to $66,000 from $93,000. The decreases for the quarter ended and nine-month period ended September 30, 2002 are a result of lower average cash balances.

Interest Expense

Interest expense for the quarter ended September 30, 2002 decreased to $3,000 from $14,000 for the same period in 2001. Interest expense for the nine-month period ended September 30, 2002 decreased to $17,000 from $49,000 for the same period in 2001. The decreases for the quarter ended and nine-month period ended September 30, 2002 are a result of the expiration and buyouts of certain capital equipment leases.

Gain on the Sale of Intellectual Property

The gain on the sale of certain intellectual property in the nine-month period ended September 30, 2002 is due to the final $4,000,000 payment received from Medtronic in January 2001. The total purchase price of the intellectual property was $8,000,000, of which $4,000,000 was received in December 2000. The intellectual property was carried at virtually no value on our balance sheets.

Liquidity And Capital Resources

We have financed our operations to date principally through (1) private placements of equity securities, which have yielded net proceeds of $77,800,000 through September 30, 2002, (2) our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) a sale of certain of our non-core patents to Medtronic for $8,000,000 and (5) equipment leases to finance certain capital equipment, which have provided proceeds in the amount of $4,700,000. As of September 30 2002, the Company had approximately $2,887,000 in cash and cash equivalents. In August 2002, the Company sold a total of 6,982,877 shares of common stock in a private placement to accredited investors. The Company’s net proceeds, after expenses of the placement, were approximately $4.8 million.

Net cash used in operating activities was approximately $8,721,000 compared to the net cash used of $5,003,000 for the nine-month period ended September 30, 2002 and 2001, respectively. The change in cash usage is due primarily to the $4,000,000 gain on the sale of certain intellectual property recognized in January 2001. Net cash provided by financing and investing activities was approximately $4,617,000 compared to net cash provided of $9,957,000 for the nine-month period ended September 30, 2002 and 2001, respectively. This change was primarily due to the private placement transactions in 2002 resulting in net proceeds of $4.8 million compared to the private placements and warrant redemptions during the first nine months of 2001 resulting in net proceeds of $14,300,000.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance and competitive developments. Since inception, we have an accumulated deficit of approximately $86.9 million. Our management expects to continue to incur additional losses in the foreseeable future as we complete clinical trials seeking product approvals and complete new product development and product commercialization. We believe that available cash, following the August 2002 closings of private placement of our equity resulting in net proceeds of approximately $4.8 million, will be sufficient to meet our cash requirements through December 2002. As of October 31, 2002, our cash balance was approximately $1.8 million with total receivables of approximately $339,000. Controllable expenses, such as overtime and travel, have been curtailed and all expenses are being closely monitored. We must seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Furthermore, any additional equity financing is expected to be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital, when needed, will have a materially adverse effect on our business, financial condition and could cause us to cease operations.

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

Our net losses were approximately $9.3 million, $7.8 million and $14.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of September 30, 2002, our accumulated deficit was approximately $86.9 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

In order to complete the required regulatory approval process and commercialize our products, we will need to raise additional capital. One possibility for raising additional capital would be the public or private sale of our common stock. In May 2001, we received net proceeds of approximately $6.2 million from a private placement of 11,746,916 shares of our common stock. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 5,873,465 shares of our common stock at an exercise price per share of $0.87. In addition, in August 2001, we received net proceeds of approximately $3.5 million from a private placement of 2,822,471 shares of our common stock along with the issuance of redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. In September 2001, we announced that we had elected to redeem the warrants issued in the May 2001 private placement for $0.001 per warrant share; all of the May 2001 warrants were exercised by the redemption date, and we received net proceeds of approximately $4.6 million.

On August 5, 2002, we received net proceeds of approximately $4.6 million from a private placement of 6,788,325 shares of our common stock with a purchase price of $0.72 per share. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 shares of our common stock at an exercise price per share of $0.90. On August 12, 2002, we completed an additional closing of our private placement in which we received net proceeds of approximately $186,000 from the sale of 194,552 shares of our common stock with a purchase price of $1.028 per share. As part of this closing, we also issued redeemable warrants to purchase up to an aggregate of 58,365 additional shares of our common stock at an exercise price of $1.285. In addition to warrants issued to the investors who participated in the August 2002 private placement, we also issued to a financial advisor warrants to purchase 678,832 shares of common stock at a price per share of $0.792 and 19,455 shares of common stock at a price per share of $1.131. If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of September 30, 2002, our cash and cash equivalents totaled approximately $2,887,000. We believe that our existing cash and cash equivalents and short-term investments, as well as sales of our products, including proceeds received in two recently completed closings of our private placement, will be sufficient to fund our operations through December 2002. As of October 31, 2002, our cash balance was approximately $1.8 million with total receivables of approximately $339,000. Controllable expenses, such as overtime and travel, have been curtailed and all expenses are being closely monitored. There can be no assurance that we can or will obtain additional funding after such date.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation as a going concern will depend on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors’ going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can operate profitably in the future.

We rely on multiple third parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data or the FDA refuses to accept the data in a filing, the commercialization of our products will be delayed and our business will be harmed.

We often rely on multiple third parties, such as hospitals and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access to data and cooperate with us in completing regulatory filings for the approval or clearance of our products. In order for the FDA and other regulatory agencies to accept and rely on the data of a filing, the data collection, analysis and summarization must meet certain standards. We cannot be certain that the clinical data collected by third-parties meet the standards of the FDA or other regulatory agencies. If we are unable to rely on the clinical data collected by third parties, or if these third parties do not perform their contractual obligations, the FDA or other regulatory agencies may require us to gather additional clinical data. This could significantly delay commercialization of our products, require us to spend additional capital on our clinical trials and harm our business.

We are in an early stage of our product development and cannot assure the safety or effectiveness of our products.

To date, we have received from the FDA 510(k) pre-market clearances with respect to our PATHFINDER and PATHFINDER mini microcatheter systems for venous mapping of ventricular tachycardia, and our REVELATION microcatheter system for mapping the atria of the heart. We also received FDA 510(k) clearance for our VENAPORT, VUEPORT and NAVIPORT guiding catheters and our TRACER microcatheter for mapping ventricular tachycardia.

We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this feasibility study in August 1997 and the atrial fibrillation ablation feasibility study in December 1998. We received approval of an investigational device exemption, or IDE, supplement in December 1998 allowing us to expand the atrial fibrillation study. In June 2000, we received permission from the FDA to expand the clinical trial to a Phase III pivotal study with up to 128 patients at up to 20 centers. On September 20, 2002, we submitted to the FDA our PMA application for our REVELATION Tx microcatheter system, data from a trial involving 80 patients and follow-up data relating to those 80 patients for the six months after completion of the trial. As part of the submission of the PMA application, we have asked the FDA for an expedited review of our PMA. Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. This study was completed in June 2002 and its results will be presented in November 2002 at the American Heart Association Meeting. In December 2001, the REVELATION Helix received the CE mark allowing sales in the European Union.

In December 1999 we also received approval for an IDE to begin clinical testing of our TheraStream microcatheter system for ablation of ventricular tachycardia, and in 2000, approval to expand that trial; however, we have postponed the clinical feasibility trial for the TheraStream microcatheter system for ablation of ventricular tachycardia to focus on completing our REVELATION Tx clinical trial for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our TheraStream microcatheter system. If we resume the clinical trial for our TheraStream microcatheter system, the completion of this clinical trial could take several years.

Currently, we are targeting approval for our REVELATION Tx microcatheter system in the first quarter of 2003. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our microcatheter systems will require substantial financial and management resources.

In addition, the clinical trials may identify significant technical or other obstacles that we must overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations.

Our microcatheter products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline.

Our microcatheter systems represent a novel approach to diagnosing and treating atrial fibrillation and ventricular tachycardia. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

Our microcatheter products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline.

The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in our market. Other competitive factors include the length of time required for products to be developed and to receive regulatory approval and, in some cases, reimbursement approval by health care payors are important competitive factors. Existing treatments with which we must compete include:

•	conventional catheters using the “drag and burn” technique;
•	anti-arrhythmic and anti-coagulant drugs;
•	external electrical shock to restore normal heart rhythms known as defibrillation;
•	implantable defibrillators;
•	purposeful destruction of the atrio-ventricular node followed by implantation of a pacemaker; and
•	open-heart surgery known as the “maze” procedure.

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

To date, none of our products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be materially harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Since our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to successfully commercialize these systems would materially harm our business.

Reuse of our single-use products could cause our revenues to decline.

Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury to or death of a patient. See “Risk Factor—We may face product liability claims related to the use or misuse of our products.”

We must obtain governmental approvals or clearances before we can sell our products.

Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

•	product design and development;
•	product testing;
•	product labeling;
•	product storage;
•	pre-market clearance and approval;
•	advertising and promotion; and
•	product sales and distribution.

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain 510(k) pre-market notification clearance or a PMA from the FDA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and for the REVELATION microcatheter system for mapping atrial fibrillation. Currently, the process for 510(k) clearance is approximately 120 days and PMA approval is six to twelve months. However, the timing of such process can be uncertain and may be significantly longer. We cannot guarantee either the timing or receipt of approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

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

In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module will be left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 4, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review.

The modular PMA submission process may reduce the time for FDA approval by allowing an applicant to submit data on pre-clinical testing while clinical testing is occurring. In addition, dialogue with the FDA during the modular submission process allows us to improve our final submission. Closure and acceptance of any one module does not allow marketing of any part of the product. We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to obtain timely a PMA would have a material adverse effect on our business, financial condition and results of operations.

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

The rate at which we may complete our pre-clinical and clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients’ residences to clinical sites and the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians’ time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

If we do not comply with applicable domestic laws and regulations after obtaining approvals or clearances, our business results may suffer.

After the initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

•	fines;
•	injunctions;
•	recall or seizure of products;
•	withdrawal of marketing approvals or clearances;
•	refusal of the FDA to grant clearances or approvals; and
•	civil and criminal penalties.

We also are required to demonstrate and maintain compliance with the FDA’s Quality System Regulations for all of our products. The FDA enforces the Quality System Regulations through periodic inspections, including a pre-approval inspection for PMA products. The Quality System Regulations relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the Quality System Regulations and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, our business results may suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx, REVELATION Helix, and TRACER microcatheters and VENAPORT, VUEPORT and NAVIPORT guiding catheters for mapping in the European Union.

We received approval to sell our PATHFINDER, PATHFINDER mini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheters for ablation of atrial fibrillation in the European Union. In July 2002, we announced that we submitted to the FDA a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system will use a Cardima surgical probe using multi-electrode linear array microcatheter technology, a novel power-channeling device, the INTELLITEMP, which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe and commercially available electro-surgical radio frequency (RF) generators.

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

A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

•	export license requirements for our products;
•	exchange rate fluctuations or currency controls;
•	changes in the regulation of medical products by the European Union or other international regulatory agencies;
•	the difficulty in managing a direct sales force from abroad;
•	the financial condition, expertise and performance of our international distributors and any future international distributors;
•	domestic or international trade restrictions; or
•	changes in tariffs.

Any of these factors could damage our business results.

We derive a portion of our revenues from the sale of our products in the European Union. The adoption of the Euro dollar presents uncertainties for our international business.

All European countries that are part of the European Monetary Union, or EMU, began operating with the new “Euro” currency in 2002. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, the adoption by these participating countries of a single currency may result in greater price transparency, making the EMU a more competitive environment for our products. We have assessed the effect the introduction of the Euro could possibly have on our internal accounting systems and potential sales of our products. Recently, we have routinely updated our accounting and financial software, which included appropriate accounting for foreign currencies, including the Euro. This issue and its related costs could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, C.R. Bard, Inc., Johnson & Johnson, through its Biosense-Webster division, St. Jude Medical, Inc., through its Daig division, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of atrial fibrillation and ventricular tachycardia, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

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

In December 2000, we sold to Medtronic, Inc. for $8.0 million in cash, certain patents and related intellectual property pertaining to intravascular sensing and signal detection. Medtronic currently has research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters.

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

We have conducted searches to determine whether our patent applications interfere with existing patents. Based upon these searches, we believe that our patent applications and products do not interfere with existing patents. However, we cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or commercialize our products. Moreover, because U.S. patent applications are not a matter of public record, a patent application could currently be on file that would prevent us from obtaining a patent issuance. In addition, Congress recently amended the U.S. patent laws to exempt physicians, other health care professionals and affiliated entities from infringement liability for medical and surgical procedures performed on patients. The issuance of any potentially competing patent could harm our business.

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

We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2004. We expect that, if U.S. sales for the PATHFINDER and REVELATION microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

•	capacity constraints;
•	production yields;
•	quality control; and
•	shortages of qualified personnel.

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

Currently, our common stock trades on the Nasdaq SmallCap Market. During the past year, our stock, at times, traded below $1.00 per share. The NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD’s decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the Nasdaq SmallCap Market. Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting from Nasdaq. Our common stock has traded below $1.00 per share since September 18, 2002.

On October 28, 2002, we received notification from the NASD that our common stock has closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq. In its notification, the NASD informed us that we have 180 calendar days, or until April 28, 2003, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before April 28, 2003. If we do not comply with the rule prior to April 28, 2003, the NASD will determine whether we meet one of the initial listing criteria for the Nasdaq SmallCap Market under NASD Marketplace Rule 4310(c)(2)(A).

To meet the initial listing criteria under NASD Marketplace Rule 4310(c)(2)(A), we must have (i) stockholder’s equity of at least $5 million, (ii) a market capitalization of listed securities of at least $50 million or (iii) net income of at least $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. If we meet any one of these requirements, we can then request from the NASD an additional 180 calendar day grace period to demonstrate compliance. If we do not meet any of the initial listing criteria (or if we meet the criteria and the NASD does not grant our request for an extension), then the NASD may notify us that our securities will be delisted. In the event that we are notified by the Nasdaq that it intends to delist us, we will be able to appeal this determination to a Listing Qualifications Panel.

We cannot assure you that we will be able to achieve the minimum closing bid price required under NASD Marketplace Rule 4310(c)(4). In the event that we do not achieve this minimum bid price, we cannot assure you that we will receive a 180 day extension based upon meeting the initial listing criteria under NASD Marketplace Rule 4310(c)(2)(A), nor can we assure you that an appeal of a delisting proceeding, if applicable, will prove successful.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

Since we do not have a short-term investments or a line of credit obligation as of September 30, 2002, we do not have any material quantitative disclosures about market risk.

ITEM 4.     Controls and Procedures.

(a)
Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.     OTHER INFORMATION

ITEM 1.     Legal Proceedings

None

ITEM 2.     Changes in Securities and Use of Proceeds

On August 5, 2002, we received net proceeds of approximately $4.6 million from a private placement to certain accredited investors of 6,788,325 shares of our common stock with a purchase price of $0.72 per share. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 additional shares of our common stock at an exercise price per share of $0.90. These warrants are redeemable by us at a price of $0.001 per share if the closing bid price of our common stock is greater than or equal to $1.44 for fifteen consecutive trading days and the warrants remain unexercised 30 days after we give notice to the holders of the warrants of our intent to redeem. On August 12, 2002, we completed an additional closing of our private placement in which we received net proceeds of approximately $186,000 from the sale of 194,552 shares of our common stock with a purchase price of $1.028 per share. As part of this closing, we also issued a redeemable warrant to purchase up to an aggregate of 58,365 additional shares of our common stock at an exercise price of $1.285. This warrant is redeemable by us at a price of $0.001 per share if the closing bid price of our common stock is greater than or equal to $2.056 for fifteen consecutive trading days and the warrant remains unexercised 30 days after we give notice to the holder of the warrants of our intent to redeem. As a commission for the two closings of the August 2002 private placement, we paid approximately $304,000 in cash and issued a warrants to purchase 678,832 shares of common stock at a price per share of $0.792 and 19,455 shares of common stock at a price per share of $1.131. Our net proceeds from the two closings of the August 2002 private placement, after expenses of the placements, were approximately $4.8 million. We are using these proceeds for working capital, including, without limitation, in connection with our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter currently in Phase III trial, planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

In connection with our private placement of Units of common stock and warrants in 2001, we entered into a letter agreement in April 2001, or the 2001 Letter Agreement, with a financial advisor. This financial advisor assisted us with our 2001 private placement of Units and received a commission in connection with the 2001 offering. This financial advisor continues to provide certain services to us in connection with the development of potential strategic alliances.

Shortly before the August 5, 2002 closing of our private placement, the financial advisor that is a party to the 2001 Letter Agreement, or the 2001 Agent, communicated to us that it believes that it is entitled under the 2001 Letter Agreement to fees and warrants in connection with the private placement that we completed in August 2002. We strongly disagree with the 2001 Agent’s interpretation of the 2001 Letter Agreement. However, even if the 2001 Agent’s interpretation is determined to be correct, we believe that the 2001 Agent waived any rights to compensation it might have in connection with our private placement.

We sent to the 2001 Agent on August 21, 2002 a termination letter relating to the 2001 Letter Agreement. Pursuant to the terms of the 2001 Letter Agreement, our obligations to pay the 2001 Agent a commission or to issue them warrants in connection with sales of our securities terminates thirty (30) days from the date of this termination letter, or September 20, 2002. On August 29, 2002, the 2001 Agent sent to us an invoice for cash commissions and warrants that the 2001 Agent claims are owed to it pursuant to the 2001 Letter Agreement as a result of the August 2002 closings of our private placement. On September 10, 2002, we sent a letter to the 2001 Agent to express our position that no fees or warrants are due to the 2001 Agent in connection with the August 2002 closings of our private placement. On each of September 26 and October 9, 2002 we received a letter from legal counsel to the 2001 Agent reasserting the 2001 Agent’s claim that it must receive payment of commissions and warrants in connection with the August 2002 closings of our private placement.

In the event the 2001 Agent prevails on any claims in connection with the August Private Placement, we would be required to pay to the 2001 Agent $381,570, or 7.5% of the gross proceeds that we received from the sale of shares of common stock in the August 2002 closings of the private placement, and issue warrants to the 2001 Agent to purchase up to 698,287 shares of common stock, or 10% of the number of shares sold in the August 2002 closings of the private placement. In the event the warrants issued to the investors in the August 2002 closings of the private placement are exercised, we would be required to pay an additional cash amount equal to $133,549, or 7% of the aggregate exercise price of those warrants. Any payments to the 2001 Agent or warrants issued to the 2001 Agent would be in addition to placement fees and warrants payable to the financial advisor that we retained in July 2002 to assist with the private placement.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended for the August 2002 placement. A registration statement on Form S-3 was filed on October 7, 2002 with the SEC in connection with the resale by the investors of the common stock sold in this placement. The Form S-3 was amended on October 28, 2002 and October 30, 2002. On October 31, 2002, the Securities and Exchange Commission declared effective our registration statement on form S-3.

ITEM 3.     Default Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

(a)	On October 10, 2002, the Company held a Special Meeting of Stockholders.

(b)
The proposal to authorize issuance of the Company’s common stock and warrant to purchase shares of the Company’s stock in connection with the Company’s private placements was approved 14,247,426 shares voted in favor of the proposal, 390,485 shares voted against the proposal, 485,206 shares abstained and there were 14,495,483 broker non-votes. In addition, 4,536,741 shares were excluded from the vote pursuant to NASD rules.

(c)
The proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares to common stock of the corporation to 100,000,000 from 75,000,000 was approved. 33,311,163 shares voted in favor of the proposal, 337,822 shares voted against the proposal, 506,356 shares abstained and there were no broker non-votes.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

3(i)	Certificate of Incorporation, as amended, of Cardima.

3(ii)	Amended and Restated Bylaws of Cardima.

10.1	1993 Stock Option Plan, as amended.

10.39*	Form of Stock and Warrant Purchase Agreement between Cardima, Inc. and certain purchasers

10.40*	Form of Warrant for common stock of Cardima, Inc. issued to the Placement Agent

* Incorporated by reference to our Report on Form 8-K/A filed with the SEC on September 19, 2002.

(b)    Reports on Form 8-K

On August 6, 2002, we filed a report of Form 8-K to disclose the terms of the August 5, 2002 private placement.

On September 19, 2002, we filed a report on Form 8-K/A amending the report on Form 8-K that we filed on August 6, 2002.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2002	CARDIMA, INC.

/s/ GABRIEL B. VEGH
GABRIEL B. VEGH Chairman, Chief Executive Officer and Director

/s/ RONALD E. BOURQUIN RONALD E. BOURQUIN Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Gabriel B. Vegh, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cardima, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GABRIEL B. VEGH
Gabriel B. Vegh Chairman of the Board and Chief Executive Officer

I, Ronald E. Bourquin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cardima, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RONALD E. BOURQUIN
Ronald E. Bourquin Senior Vice President, Chief Financial Officer and Secretary