Form 10-K
period 2002-12-31
CARDIMA INC
filed 2003-03-31
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission File Number: 0-22419

CARDIMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47266 Benicia Street

Fremont, California 94538-7330

(510) 354-0300

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12 (b) of The Act: None

Securities Registered Pursuant To Section 12 (g) of The Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $58,573,500 based on the last reported sales price of the Common Stock on the Nasdaq National Market on June 28, 2002. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2003, there were 55,531,628 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with our 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express or imply our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words or other comparable terminology:

• “will likely result,” • “are expected to,” • “will continue,” • “is anticipated,”	• “estimate,” • “believe,” • “predict,” • “potential,”	• “intends,” • “plans,” • “projection,” and • “outlook.”

You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ significantly and materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

•	our ability to obtain additional financing to support our operations,

•	clinical trial results,

•	obtaining and maintaining regulatory approval,

•	market acceptance of and continuing demand for our products,

•	the attainment of patent protection for any of these products,

•	the impact of competitive products, pricing and reimbursement policies, and

•	changing market conditions and other risks detailed below.

You should read and interpret any forward-looking statements together with the following documents:

•	our Quarterly Reports on Form 10-Q,

•	the risk factors contained in this report under the caption “Factors Affecting Future Results,” and

•	our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, unless required by law.

PART I

ITEM 1.    BUSINESS

Overview

We design, develop, manufacture and market minimally invasive, single-use, microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart, can significantly affect a person’s quality of life and can potentially prove fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radiofrequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, emit radio frequency energy for ablation; thereby allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that can be adapted to and used with all existing signal display systems and radiofrequency generators, eliminating the need for significant new investment in capital equipment by hospital labs.

During 2002, we made significant progress in our plans to seek and receive approval for the first product to be approved for the curative treatment of atrial fibrillation in the United States. We have completed our Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx microcatheter system and on September 30, 2002 submitted our pre-market approval, or “PMA” application to United States Food and Drug Administration, or “FDA.” On November 5, 2002, our PMA was accepted by the FDA and we were granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003.

In Europe, on June 4, 2002, we completed a 43 patient clinical trial with the REVELATION Helix microcatheter system to treat atrial fibrillation originating in the pulmonary veins of the heart. This trial, which began in August 2001 in Germany, was designed to potentially expedite feasibility studies in the United States and accelerate market acceptance of the REVELATION Helix throughout the European Union. In December 2001, independent of this study, we applied for and received, CE Mark approval for the REVELATION Helix. This CE Mark is given when a medical device is in substantial compliance with provisions set forth under the jurisdiction of the Medical Device Directive 93/42/EC and national derivatives in any European Member State. The affixed CE Mark permits commercial distribution of the REVELATION Helix throughout the European Economic Area.

While we also produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. In January 2001, we restructured the Company to conserve our limited cash resources and concentrate on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and Europe. As part of the restructuring, we deemphasized our ventricular tachycardia program and suspended the clinical study of the THERASTREAM microcatheter system. A time frame for resuming the THERASTREAM clinical study has not yet been established.

Following the closing on March 28, 2003 of our private placement, we have cash and cash equivalents of approximately $2.6 million. Our management believes that our cash balances as of March 28, 2003, will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on March 28, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Heart and Arrhythmic Disorders

The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers: the two upper chambers, or atria, and the two lower chambers, or ventricles. The heart consists of two pumps working side by side, each with its own atrium and ventricle. The pump on the right side collects venous blood from the body and sends it to the lungs for oxygenation. The pump on the left side receives the oxygenated blood from the lungs and pumps it throughout the body. The process is repeated, on average, 72 times per minute.

The heart, as with any other organ, requires oxygen and nutrients to function efficiently. Because the heart has large oxygen and nutrient demands of its own, it requires an extensive, well-developed vascular network to bring blood to and carry blood away from its muscle tissue. This vascular network is located throughout the majority of the heart’s walls and serves to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originate on the epicardium, or outer surface, of both the atria and the ventricles, and penetrates into the tissues of the walls of the heart. Thus, the anatomy of the heart walls consists of a thick mass of muscle cells supported by a framework of blood vessels.

The heart’s pumping action is controlled by its electrical conduction system comprised of cells within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and very organized way. These specialized conduction cells are placed throughout the walls of the four chambers of the heart. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heartbeat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial node.

The Sino-Atrial node is the heart’s natural pacemaker, regularly discharging an electrical signal that is responsible for setting the heart rate, usually at a rate of 60 to 100 beats per minute. The signal generated in the Sino Atrial node is propagated through the atrial tissue until it reaches the Atrio-Ventricular node, located just above the ventricles. A momentary delay of the signal provides enough time for the atria to fill the ventricles with blood before the ventricles are signaled to contract.

Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the His Bundle, and is distributed widely throughout both ventricles via the Purkinje Fibers, delivering the electrical signal to both ventricles at the same time and causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body, they are surrounded by a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is constantly delivered throughout the body. This “normal” heart rate is called “normal sinus rhythm,” or “NSR.”

Arrhythmias

Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart, have detrimental physical effects and impair a person’s quality of life. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke and even death. Arrhythmias have numerous causes, including congenital defects and tissue damage from either heart attacks or arteriosclerosis. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute; and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: (1) atrial tachycardia, which has its origin in the atria and (2) ventricular tachycardia, which has its origin in the wall of the ventricles. Generally, arrhythmias are degenerative and worsen over time.

Atrial Fibrillation

Atrial fibrillation, the most common form of atrial tachycardias, is characterized by the irregular fluttering and/or very rapid beating of the atria that results from malfunctioning of the electrical conduction system in the walls of the atria, leading to irregular and chaotic atrial beating. During atrial fibrillation, the regular pumping action of the atria is replaced by irregular, disorganized and quivering spasms of atrial muscle tissue. Symptoms of atrial fibrillation typically include a rapid and irregular heartbeat, palpitations, discomfort and dizziness. This malfunction results in the failure of the atria to fill the ventricles completely and, consequently, the failure of the heart to pump adequate amounts of blood to the body. Once atrial fibrillation becomes symptomatic, it is typically associated with significant morbidity related to reduced blood flow. Often, the greatest concern is that the reduced cardiac output can lead to blood pooling in the atria and cause the formation of blood clots. Over time, blood clots in the left atrium can dislodge and travel through the bloodstream to the brain, resulting in stroke or even death.

According to the North American Society of Pacing and Electrophysiology, atrial fibrillation affects more than 2 million people in the United States, with approximately 160,000 new cases being diagnosed each year. The American Heart Association estimates that atrial fibrillation is responsible for over 70,000 strokes each year in the United States. The American Heart Association also estimates that the cost of treating these patients is more than $3.6 billion annually. The cost of drug treatment for atrial fibrillation alone is estimated to be in excess of $400 million worldwide each year.

Standard electrocardiograms may be unable to locate the origin, or focus, of the atrial fibrillation. The preferred diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus, or origin, of the arrhythmia.

Current atrial fibrillation treatments are primarily supportive and palliative and do not cure atrial fibrillation. The most common therapies used in treating atrial fibrillation are anti-arrhythmic and anticoagulant drugs. Anti-arrhythmic drugs are typically used in an attempt to reduce the number of episodes of atrial fibrillation severity and/or to reduce the duration of each individual episode. Anticoagulants are used to reduce the normal clotting mechanism of the blood, therefore reducing the potential of creating blood clots. Anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function, and may significantly affect the patient’s quality of life. Another palliative procedure for atrial fibrillation is external cardioversion, or the application of a strong electrical current using an external defibrillator to attempt to shock the heart back into normal sinus rhythm. This treatment only effects a single episode of atrial fibrillation, therefore it has no effect on the basic cause of atrial fibrillation and is not curative. Another treatment is the deliberate destruction of the atrio-ventricular node and subsequent implantation of a pacemaker. This is typically considered a treatment of last resort for atrial fibrillation patients as it does not cure or treat the atrial fibrillation itself, but rather allows rate control of the ventricles. The patient still has atrial fibrillation. Also, the patient is dependent on the pacemaker for life. Pacemakers are a device implanted into the chest, are battery-powered and typically require replacement approximately every seven to ten years, depending on manufacturer, type of device and amount of electrical energy delivered. Patients with pacemakers are usually required to continue with chronic anticoagulant drug therapy to attempt to prevent clotting. Anticoagulant drug therapy may result in the weakening of the blood vessels in the brain that may increase the risk of hemorraghic stroke.

The only curative therapy for atrial fibrillation used today is an open heart operation commonly known as the surgical “maze” procedure. In the maze procedure, concomitant with another heart procedure, such as valve replacement or coronary artery bypass surgery, a surgeon makes a series of cuts in a specific “maze-like” formation through the wall of the atrium with a scalpel and then sutures these cuts back together. These scars re-

direct and contain the chaotic electrical impulses and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive, is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to atrial fibrillation patients who also have some other surgical need, it is generally considered highly effective in controlling atrial fibrillation.

Some leaders in electrophysiology are experimenting with minimally invasive, catheter-based ablation procedures that replicate the surgical maze procedure from inside the heart, thereby reducing the procedure time, patient recovery time and overall procedural costs. If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions. We developed the REVELATION Tx, REVELATION T-Flex and REVELATION Helix, respectively, to mimic these required shapes.

Ventricular Tachycardia

Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, in addition to the sino-atrial node, bypassing the heart’s normal conduction system. A typical ventricular tachycardia patient has experienced a myocardial infarction, or heart attack, which can result in the formation of a scar or electrical barrier inside the tissue of the ventricular wall, leading to improper electrical conduction in the cells immediately surrounding the scar. During episodes of ventricular tachycardia, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. Ventricular tachycardia can often progress into ventricular fibrillation, an extremely irregular, chaotic and ineffective spasming of the ventricles. Ventricular fibrillation is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardioversion or defibrillation.

The American Heart Association estimates that more than 220,000 people in the United States die from sudden cardiac arrest each year. Among the approximate 50,000 people who survive cardiac arrest, the primarily intervention is with emergency defibrillation. We estimate that each year over 100,000 people in the United States are diagnosed with symptomatic ventricular tachycardia. The American Heart Association also estimates that approximately 1.5 million people in the United States suffer myocardial infarctions each year, and that approximately one million of those 1.5 million people survive. Approximately 30% of the survivors of a myocardial infarction suffer an episode of ventricular tachycardia within the following year.

At this time, we have stopped all research and clinical development of the THERASTREAM microcatheter designed to treat ventricular tachycardia in order to focus our limited resources on our atrial fibrillation program.

Limitations of Current Catheter-Based Diagnosis and Therapy

The demonstrated medical benefits and cost efficiency of minimally invasive procedures have encouraged electrophysiologists to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of atrial fibrillation, electrophysiologists have experimented with a treatment technique, often referred to as the “drag and burn procedure,” in which conventional radiofrequency tip ablation catheters are dragged across the inside surface of an atrium to attempt to create a linear lesion and electrophysiologists have also experimented with the “dot to dot” procedure, whereby the surgeon attempts to make a line by connecting a series of dot burns in the atria. Creating continuous, linear, transmural lesions to isolate portions of the atria using either of these methods with standard tip catheters has proven time consuming, difficult and ineffective.

We believe that the disadvantages of existing catheter-based approaches to treat atrial fibrillation are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are larger and stiffer than our products and have a single electrode at the end of the catheter designed to create an ablation at the tip only. This single electrode catheter approach makes creating a solid line of lesion or burn very difficult.

Based on experience with standard endocardial catheters, electrophysiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during atrial fibrillation or ventricular tachycardia procedures. In the case of atrial fibrillation, we believe there is a need for catheters that are able to access both right and left atria to create linear lesions replicating, less invasively, the surgical maze procedure.

Our Microcatheter System Solution

The principal clinical goals in the diagnosis and treatment of atrial fibrillation and ventricular tachycardia are effective mapping and safely creating appropriate lesions. To achieve this, the electrophysiologist must be able to use easy-to-perform techniques to access areas of the heart that are currently inaccessible. We are designing microcatheter systems which provide more extensive and safe access to the arrhythmia-causing tissue in our quest to achieve these goals. We also believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. A microcatheter that both maps and ablates may decrease procedure time, improve treatment outcomes and enhance the overall safety of the procedure. Our current Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx involves three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. All of our microcatheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

•	Minimally invasive approach. Our microcatheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other systems from reaching small vessels that our microcatheters can reach. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

•	Single microcatheter that can both map and ablate. We initially developed microcatheters for diagnosing arrhythmias. Our primary focus today is the development of therapeutic microcatheters, which we call the REVELATION family of microcatheters, capable of both mapping and ablating. We that because our microcatheter systems can both map and ablate, they will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

•	Enhanced access to the vasculature of the heart. Our microcatheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our microcatheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

•	Less tissue damage at safer power setting. Because our REVELATION series ablation catheters are smaller, we create thinner lesion lines while maintaining the same depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in the pulmonary veins where pulmonary vein stenosis after conventional ablation therapy is an issue. The REVELATION series of ablation catheters creates thinner lines. We also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. While conventional catheters require at lest 30 watts to ablate, we can ablate at power settings as low as 5 watts. We believe that lower power means being effective while preserving more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

•

Compatible with existing capital equipment.    Our microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and radiofrequency generators currently in use by all electrophysiology departments. This eliminates the need for new investment in additional capital equipment. As a result of the compatibility between our microcatheter systems and the equipment used by most electrophysiology labs, we believe our microcathers will be most effective for these labs.

•	Reduced procedure and radiation exposure times. We believe that the dual functionality of our microcatheter systems will reduce procedure times and enhance safety. Since the electrophysiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Curative Treatment for Atrial Fibrillation

Our REVELATION, REVELATION Tx and REVELATION T-Flex microcatheter systems are designed to diagnose and treat atrial fibrillation in the right atria by creating long, thin, continuous, linear, transmural lesions. Our REVELATION Helix microcatheter system is designed to diagnose and treat atrial fibrillation that originates from the pulmonary veins, located in the left atria. Our REVELATION Tx Phase III clinical trial data was submitted to the FDA on September 30, 2002 in the United States to treat atrial fibrillation. On November 5, 2002, the FDA accepted and granted expedited review status to our PMA application. A panel date for the PMA application is set for May 29, 2003. The REVELATION Helix can both diagnose and treat focal, or localized, atrial fibrillation. The REVELATION Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins or on the ostia, or outer base of the pulmonary veins, to contain atrial fibrillation. The REVELATION Helix received CE Mark approval in December 2001 to treat atrial fibrillation originating in the pulmonary veins.

Our microcatheter systems typically deliver less radiofrequency energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. We believe these thinner lesions will result in an improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. We also designed the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters with temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue. This direct contact between the temperature sensing bands and the atrial tissue is designed to give a more accurate temperature reading during ablation. Temperature sensing is extremely important when treating tissue in the left atria. The delivery of radiofrequency energy creates scar tissue and has the potential to coagulate blood. Blood clots are extremely dangerous on the left side of the heart because these clots can flow through the arterial system to the brain and cause a stroke. Competitive systems use temperature sensors positioned under their electrodes that are not in direct contact with the tissue. Given concerns about creating clots or coagulum during an ablation procedure, we believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for atrial fibrillation, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and our THERASTREAM microcatheter system for both mapping and ablation of ventricular tachycardia are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the ventricular tachycardia foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to ventricular tachycardia ablation should permit our microcatheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER, PATHFINDER mini, TRACER and THERASTREAM which is currently under development. In January 2001, we decided to focus our efforts on our atrial fibrillation program and postpone our work on the therapeutic ventricular tachycardia program until such time that we have the appropriate funding and resources to resume this project.

Our Business Strategy

Our objective is to be a leading developer of innovative products that provide safer and more effective diagnosis and treatment of atrial fibrillation and ventricular tachycardia. We are currently focusing our development efforts on getting regulatory approval in the United States for our REVELATION family of microcatheters which are designed to treat atrial fibrillation. If our REVELATION Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION Helix for mapping and treating atrial fibrillation originating in the pulmonary veins of the heart. Our strategy incorporates the following key elements:

•	Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. We are developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for atrial fibrillation. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutic, including guiding catheters and fixed-systems, in order to optimize the physician’s ability to access the areas of interest in the heart easily and safely. Additionally, we believe our REVELATION family of microcatheters will be used to create long, thin linear lesions designed to replicate the “maze” surgical procedure. The maze procedure, while expensive and highly invasive, has a high rate of success. By using microcatheters that can map as well as ablate, we believe the electrophysiologist need to access the arrhythmia-causing tissue only once, in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

•	Provide microcatheter systems that lower the cost of treating electrophysiological disorders. Our microcatheter systems are designed to reduce the average time required for atrial fibrillation and the diagnostic and therapeutic procedures for ventricular tachycardia. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of atrial fibrillation or ventricular tachycardia treatments. The shorter procedure time that we believe will result from the use of our microcatheter systems should enable physicians to perform a greater number of atrial fibrillation or ventricular tachycardia procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for atrial fibrillation and ventricular tachycardia procedures using our microcatheter systems. We believe that our microcatheter systems will appeal to patients and third-party payors seeking a cost-effective solution to the diagnosis and treatment of atrial fibrillation and ventricular tachycardia.

•	Accelerate acceptance and adoption of our microcatheter systems by leading electrophysiologists. We have formed relationships with leading medical centers in the United States, Europe and Japan to perform clinical trials of our microcatheter systems for the diagnosis and treatment of atrial fibrillation. Based on data submitted upon completion of our Phase II clinical trial, we obtained approval from the US Food and Drug Administration to expand to a Phase III pivotal trial. We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is an important step in the overall market acceptance of our microcatheter systems. We intend to continue to work with leading physicians and medical centers to demonstrate through our Phase III clinical trial submission the safety and effectiveness of our microcatheter systems in treating AF. We hope this will allow us to establish broad market acceptance of our products. In addition, we intend to accelerate physician education regarding our microcatheter systems through additional training with our clinical investigators and peer-reviewed publications concerning the clinical trials of our microcatheter systems.

•

Increase sales by further penetrating international markets.    We intend to increase international sales, especially in Europe, by expanding of our network of international distributors to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. We received ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as European approval (CE Mark approval) to market a number of our products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER microcatheter system for mapping ventricular tachycardia and have received regulatory approval in the United States, Europe, Japan and Australia for our REVELATION microcatheter system for mapping atrial fibrillation. We received CE Mark approval to market the REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix ablation microcatheter systems to treat atrial fibrillation which were approved in the European Union in August 1998, December 1998, June 2000 and December 2001, respectively.

Products

We are currently focused on developing microcatheter systems for the diagnosis and treatment of atrial fibrillation. These systems are designed to access both the right and left atria. Our microcatheter systems are designed to be used endocardially in the atria, to map and then ablate atrial fibrillation through the creation of long, thin, continuous, linear, transmural lesions. The series of electrodes at the distal ends, depending on the particular product, may both receive electrical signals for mapping and emit radiofrequency energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible and torqueable than other existing electrophysiology catheters, providing thinner linear lesions and less destruction of tissue. Our microcatheters are designed as single use, disposable products. We are designing our products to be used with existing electrophysiology recording systems and radiofrequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these microcatheter systems.

The following table describes our products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION®	Eight-electrode microcatheter designed to map in both right and left atria.	Mapping	510(k)(2) clearance obtained.	Approved in the European Economic Area (CE Mark)(3) and Canada.

	Can also be used for linear ablation in approved markets.	Ablation	N/A	Approved in the European Economic Area (CE Mark) for ablation.

REVELATION® Tx	Guidewire based eight-electrode microcatheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	Phase III IDE(4) finalized; PMA(5) Application filed in September 2002; Approval pending; Panel date May 29, 2003.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® T-Flex	Deflectable and steerable eight-electrode microcatheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Supplemental PMA submission to FDA planned if REVELATION® TX is approved.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® Helix	Helical shaped guide-wire eight-electrode microcatheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.	Mapping and Ablation	Clinical trial planned to begin in second half of 2003.	Approved in the European Economic Area (CE Mark) and Canada.

NAVABLATOR™	Deflectable and steerable Hot Tip ablation microcatheter system with a temperature sensor designed to map and create transmural spot lesions in the right atrium.	Mapping and Ablation	Incorporated into US-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	No submission currently planned.

CARDIMA® Ablation System	The Cardima® Ablation System is intended to ablate cardiac tissue during cardiac surgery using radio frequency, or “RF,” energy.	Ablation of cardiac tissue	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) and Canada.

Diagnostic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
PATHFINDER™	Guide-wire based multi-electrode microcatheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada and Japan.

PATHFINDER™ mini	Smallest Cardima PATHFINDER microcatheter (1.5 French) designed to provide access to more distal and smaller coronary veins.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan and Canada.

TRACER®	Over-the-wire multi-electrode microcatheter system designed to be used in the veins of the heart wall over a guidewire.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Japan.

THERASTREAM™	Over-the-wire multi-electrode microcatheter system designed for mapping and ablation from within the veins of the heart wall.	Ablation	US IDE(4) approved for feasibility trial. Clinical trial on hold.	No trial currently planned in the European Economic Area.

Support Products
VENAPORT	Guiding catheters to access coronary sinus with a family of curve shapes and lengths. Designed to deliver Cardima microcatheters.	Venous access	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada, Japan and Australia.

VUEPORT	Balloon-tipped coronary sinus guiding catheter designed to facilitate delivery of electrophysiology catheters, for injection of contrast material to facilitate and provide occlusive venography.	Venous access, delivery of Electro-Physiology, or “EP Cathethers,” venography	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

NAVIPORT	Deflectable guiding catheter designed to facilitate delivery of EP catheters.	EP catheter delivery and support	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

Accessories
EP SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing and electrophysiology recording	510(k) clearance obtained.	Approved in European Economic Area (CE Mark), Canada, Japan and Australia.

TX SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing, electrophysiology recording and radio frequency ablation	Incorporated into US-PMA(5) application for REVELATION Tx as part of the mapping and ablation system.	Approved in European Economic Area (CE Mark) and Canada.

(1)	The regulatory status of our microcatheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-K.

(2)	510(K) clearance is granted when a product has been found by the Food and Drug Administration to be substantially equivalent to other similar and legally marketed devices and receives clearance for commercial distribution. A 510(K) product usually requires less time to receive FDA approval to market than a Class III PMA device.

(3)	CE Mark means that a medical device is in substantial compliance with provisions set forth under the jurisdiction of the Medical Device Directive 93/42/EC and national derivatives in any European Member State. The affixed CE Mark allows commercial distribution throughout the European Economic Area.

(4)	IDE is an Investigational Device Exemption issued by the US Food and Drug Administration to study the safety and effectiveness of an unapproved investigational device in humans. Approval to begin an IDE study is issued if the US Food and Drug Administration believes the device potentially offers benefits for public health that outweigh the identified risk(s).

(5)	Pre-market Approval (PMA) is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request clearance to market, or to continue marketing, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s). [21 CFR Part 814].

Products Designed for Mapping and Ablating Atrial Fibrillation

Our REVELATION family of microcatheters can access the atria of the heart in a minimally invasive procedure. They are designed to effectively map and ablate the atrial tissue that causes atrial fibrillation by creating (1) long, thin, continuous, linear, transmural lesions in the right or left atria and (2) focal or circumferential lesions in and around the pulmonary veins located in the left atria.

REVELATION for Atrial Fibrillation Mapping.    The REVELATION microcatheter system is designed to facilitate mapping of the atria. The REVELATION is a thin, flexible, eight-electrode microcatheter. The REVELATION microcatheter system is a 3.3 French diameter microcatheter that incorporates variable stiffness technology to permit access to any area of the atria and has eight coil electrodes for added flexibility to enhance contact and conformance to atrial tissue. This microcatheter system is being marketed for mapping atrial fibrillation in the United States, Europe and Japan. The REVELATION is also approved for treatment of atrial fibrillation in the European Union.

Mapping prior to ablation may be useful to identify different segments of the atrial fibrillation population, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most atrial fibrillation patients will need to be mapped and ablated in both the left and right atria, while others believe only right atrial intervention is warranted. During the “maze” procedure, the surgeon does not map the atria, rather a set of predetermined cuts are made in anatomical areas of the atria. We believe that our products will have clinical utility in determining where to ablate and in ablating in either the right or the left atria.

REVELATION Tx for Atrial Fibrillation Ablation.    The REVELATION Tx is a thin, flexible, eight-electrode microcatheter. The REVELATION Tx microcatheter system is a 3.7 French diameter microcatheter that incorporates variable stiffness technology to permit access to any area of the atria and has coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The REVELATION Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electrophysiologist will be able to use the REVELATION Tx microcatheter system to create long, thin, continuous, linear, transmural lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Tx may have the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

The REVELATION Tx microcatheter is designed with narrow coiled electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings reduce the damage to atrial tissue. We have designed our REVELATION Tx microcatheter system to be used with virtually all cardiac electrophysiology radiofrequency generators and electrophysiology mapping systems.

The REVELATION Tx microcatheter has been tested in clinical trials in the European Union and the U.S. The United States clinical study, in Phase III since August 2000, has, as of December 31, 2001, treated and followed a sufficient number of patients to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our Pre-Market Approval (PMA) application. On September 30, 2002, we submitted our PMA application to the FDA and on November 5, 2002, our PMA was accepted and we were granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. Approval of a PMA application from the FDA will be required before the Cardima REVELATION Tx can be marketed in the United States to treat atrial fibrillation. See “—Government Regulation.”

REVELATION T-Flex for diagnosing and treating Atrial Fibrillation.    The REVELATION T-Flex has the same operational characteristics as the REVELATION Tx, is a 5.0 French diameter microcatheter and is deflectable, or steerable. The addition of the ability to deflect makes the REVELATION T-Flex more maneuverable, to enable formation of curvilinear lesions and potentially easier to position in the atrial anatomy. This product has CE Mark approval in the European Economic Area and in Canada.

We plan to submit a supplemental PMA to the FDA for the REVELATION T-Flex if the PMA for REVELATION Tx receives FDA approval.

REVELATION Helix for Atrial Fibrillation Ablation.    The REVELATION Helix is a thin, flexible, eight-electrode microcatheter with a helical-shaped distal tip. The REVELATION Helix microcatheter system is a 4.0 French diameter microcatheter that incorporates variable stiffness, “memory metal” guidewire technology and permits access to areas of the pulmonary vein area of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a continuous lesion in the atrial wall.

Like the REVELATION Tx, the REVELATION Helix microcatheter is designed with narrow-coiled electrodes that are able to deliver ablation energy to atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum. Lower power settings may equate to less potential for creation of this coagulum and may also equate to less clotting or stroke potential. We have designed our REVELATION Helix microcatheter system to be used with leading cardiac electrophysiology radiofrequency generators and electrophysiology mapping computer systems.

We believe that electrophysiologists will be able to use the REVELATION Helix microcatheter system to create thin, linear or curvilinear, transmural lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” or “dot-to-dot” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

On December 10, 2001, we received approval to market the REVELATION Helix in Europe under the CE Mark. A multi-center, 43-patient clinical investigation of the REVELATION Helix began with the first patient treated on August 9, 2001. As of June 6, 2002, all 43 patients have been treated and by December 31, 2002, all 43 patients have achieved their six-month assessment. The clinical investigation will continue until the 43 patients have been followed for a full twelve months. The clinical data from this investigation will be used to potentially support a US application for an Investigational Device Exemption (IDE) and to provide clinical data to support sales and marketing of the device in Europe. As of December 31, 2002, no complications, specifically pulmonary vein stenosis, associated with the device had been reported.

Products Designed for Mapping and Ablating Ventricular Tachycardia

Our intravascular approach allows our microcatheters to be positioned in the veins on the outer surface of the heart (epicardially) in close proximity to the ventricular tachycardia-causing tissue and provides stable positioning within the coronary vascular system. We believe this approach will result in greater accuracy of diagnosis and more effective treatment.

Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutic’s products designed to access the vessels of the brain. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

PATHFINDER, PATHFINDER mini and TRACER for Tachycardia Mapping.    These microcatheter systems used for diagnosing ventricular tachycardia are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our PATHFINDER and TRACER microcatheter systems can be used to sub-select vessels and even access the small veins located at the apex, or lower tip, of the heart. Our PATHFINDER and TRACER microcatheter systems are configured with four, eight, sixteen or twenty electrodes, which enable the physician to perform an evaluation over a greater area. The PATHFINDER mini, our smallest microcatheter, is 1.5 French in diameter and provides more distal access to the smaller vasculature of the heart. The PATHFINDER mini microcatheter is approximately one fifth the size of existing catheters used for for mapping.

We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER microcatheter for mapping ventricular tachycardia. We sell our PATHFINDER for ventricular tachycardia mapping in the United States and in Europe through a small direct sales force and an expanding network of distributors. Our products are sold in Japan, Australia and Canada through our distributors in each country. The PATHFINDER can safely map ventricular tachycardia via the coronary veins. Up to four PATHFINDERs have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of ventricular tachycardia and placement of pacing leads.

We have decided to focus our efforts on our atrial fibrillation program and postpone work on the THERASTREAM ventricular tachycardia program until such time that we have the appropriate funding. If we receive U.S. Food and Drug Administration, or FDA, approval of the REVELATION® Tx microcatheter system to treat atrial fibrillation and we are able to raise additional funding, we hope to use certain of our resources to re-establish our ventricular tachycardia program.

The Cardima PATHFINDER and PATHFINDER mini microcatheter systems for venous mapping of ventricular tachycardia have received 510(k) clearances from the FDA. The VENAPORT, VUEPORT and NAVIPORT families of guiding catheters have also received 510(k) clearances from the FDA.

Research and New Product Development

We believe our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our research and new product development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. Currently, our primary research and development program involves completing the Phase III clinical trial with the REVELATION Tx microcatheter system for atrial fibrillation ablation. The FDA has granted us a formal panel meeting that is scheduled for May 29, 2003. Our secondary research and development program involves commencing the US clinical trial with our REVELATION Helix microcatheter system for pulmonary vein ablation as part of our overall therapeutic atrial fibrillation program. We plan to submit an IDE for the REVELATION Helix product to the FDA by the second quarter of 2003. Additionally, we have completed the primary development for the CARDIMA Ablation System, an interface device that received FDA 510(k) clearance for surgical application February 4, 2003. The CARDIMA Ablation System includes the INTELLITEMP, a surgical probe and cable that is attached to a radio frequency generator and is designed to sequence the energy delivery through the electrodes on the surgical probe to create a thin, linear lesion during a surgical procedure.

Research and development expenses for the years ended December 31, 2002, 2001 and 2000, were $4.5 million, $4.9 million and $4.4 million, respectively. As we continue to focus our efforts on certain specific projects, we expect that our research and development expenses for 2003 will be further reduced.

Marketing and Distribution

We marketed and sold our microcatheter systems through a direct sales force in the United States, France and Germany, and to medical device distributors in other countries throughout 1999. In January 2000, we signed an exclusive three-year Distribution Agreement with St. Jude Medical Corporation’s Daig Division to distribute our diagnostic products in the United States through its Daig Division sales force. As of September 1, 2001, the agreement was terminated due to Daig’s failure to meet the contractual first-year minimum sales.

We have three direct sales representatives responsible for U.S. sales of our products which have received 510(k) clearance and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electrophysiologists practicing domestically.

Our European sales force includes one clinical specialist and one new distributor supporting the new therapeutic ablation devices in Germany, France, the Mediterranean area, the United Kingdom, the Nordic area, and central and eastern Europe. We are in the process of selecting a distributor in France. We believe there are about 400 hospitals that perform electrophysiology procedures and approximately 600 board certified electrophysiologists located outside of the U.S. We have increased our sales channels in Asia by adding a new distributor in Hong Kong and are in the process of adding a distributor in China. We continue to selectively expand our international distribution in order to ensure our sales efforts remains in line with our revenue objectives. We will be required to expend additional resources to operate this remote sales force effectively.

We need to continue to improve our sales and marketing capabilities. If we receive FDA approval of our PMA application, we may not have an adequate sales and marketing force to sell our product unless we improve these capabilities.

Manufacturing

We fabricate certain proprietary components of our products and assemble, inspect, test and package most components into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to our proprietary technology.

We believe our custom-designed, proprietary processing equipment is an important component of our manufacturing strategy. In some cases, we developed proprietary enhancements for existing production machinery to facilitate the manufacture of our products to exacting standards. We also developed core manufacturing technologies and processes, including proprietary extrusion techniques and equipment, polymer-processing capabilities, including composite lamination, welding of dissimilar materials, balloon forming and proprietary, precision guidewire-grinding techniques enabling fabrication of a large variety of guidewire core profiles. Furthermore, our technological expertise includes braiding, precision coil winding, application of hydrophilic coating, material cleaning and surface preparation.

Catheter manufacturing involves complex operations with a number of separate processes and similar components. Catheters are assembled and tested by us prior to sterilization. If we receive approval from the FDA to market our products, we may need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs.

Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. We conduct supplier quality audits and have established a supplier qualification program. Several of the components and equipment, such as laminate tubing, connector components and hydrophilic coating, are provided by sole source suppliers. Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutic products designed to access the vessels of the brain. Target Therapeutic is a subsidiary of Boston Scientific Corporation, a company that develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products being developed by us. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature. There are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly laminate tubing, could not be accomplished quickly. The inability to identify and contract with alternate suppliers could have a material adverse effect on our ability to manufacture products and, therefore, on our business, financial condition and ability to test or market our products on a timely basis. We plan to qualify additional suppliers if, and as, future production volumes increase. Because of the long lead time for some components, which are currently available from a single source, a supplier’s inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Requirements (QSR) and ISO 9001 (EN 46001) compliance inspections conducted by the FDA and TÜV, a regulatory agency in the European Union, before we can market our products. We have obtained ISO 9001 (EN 46001) Quality Systems certification from TÜV and have obtained the right to affix the CE Mark to certain of our electrophysiology mapping and ablation catheters and accessories. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual re-certification inspections by TÜV in August 2000 and in November 2001. In November 2000, the FDA conducted a Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, which we successfully passed. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See “Government Regulation.”

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 19 issued United States patents and 5 pending United States patent applications. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash. The pending patent has now issued and the provisional patent application has now been converted to a full application. In addition, a continuation-in-part has been filed for this full application. We received back a perpetual, worldwide co-license at no cost from Medtronic to use those patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any party not affiliated with Medtronic, Inc. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters. We have also filed 34 patent applications in major international markets, of which eight have been granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target Therapeutic, we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target Therapeutic’s technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any of Target Therapeutic’s technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering Target Therapeutic’s technology developed prior to May 31, 1996. In addition to this exclusive license to use Target Therapeutic’s technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target Therapeutic’s technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target Therapeutic’s technology that results in a material change in the function, purpose or application of a particular product incorporating Target Therapeutic’s technology. We believe that the incorporation of electrodes in our microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although we have not confirmed this belief in writing with Target Therapeutic.

Under the Target Therapeutic agreement, we granted back to Target Therapeutic an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target Therapeutic’s technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutic’s technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutic an amount equal to 40% of the gross profit for such product.

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

Competition

We believe our primary competitors to be large companies who are engaged in the development and marketing of existing catheter technology, which we believe to be less effective therapies for the treatment of atrial fibrillation and ventricular tachycardia. Their treatments include drugs, external electrical cardioversion and defibrillation, implantable defibrillators, open heart surgery and purposeful destruction of the atrio-ventricular node, followed by implantation of a pacemaker. Several competitors are also developing new approaches and new products for the mapping and ablation of atrial fibrillation and ventricular tachycardia. These approaches include mapping systems using contact mapping, single-point spacial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the surgical maze procedure in a minimally invasive manner. If any of these new approaches or new products proves to be safe and effective, our products could be rendered non-competitive or obsolete, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our competitors have an established presence in the field of interventional cardiology and/or electrophysiology, including Boston Scientific, C.R. Bard, Inc., St. Jude Medical, Inc. (through its Daig Division), Johnson & Johnson, (through its Cordis division), and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products.

Other companies are developing proprietary systems for the diagnosis of cardiac arrhythmias including Biosense Webster, Inc., a division of Johnson & Johnson; Cardiac Pathways, Inc. and EP Technologies, divisions of Boston Scientific; and Endocardial Solutions, Inc. Other companies develop, market and sell alternative approaches to the treatment of atrial fibrillation and ventricular tachycardia, including Guidant, Medtronic, Inc., and St. Jude Medical, Inc., which manufacture implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the current treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors’ products. Our failure to demonstrate the competitive advantages of our products would have a material adverse effect on our business, financial condition and results of operations.

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

Government Regulation

The pre-clinical and clinical testing, manufacturing, labeling, marketing and distribution of our products are subject to extensive and rigorous government regulation in the United States and other countries. A failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or comparable foreign regulatory bodies including, among other things, fines, injunctions, civil penalties, recall or seizure of products, refusal to grant marketing clearances or approvals, withdrawal of marketing approvals and criminal prosecution.

U.S. Regulation

A medical device may be marketed in the United States only with prior authorization from the US Food and Drug Administration. Devices classified by the FDA as posing less risk are placed either in Class I or II. All Class II and some Class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is “substantially equivalent” in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a “pre-amendment” Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not required a PMA application. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not “substantially equivalent” to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, which constitutes a major change in its intended use, will require a supplemental 510(k) clearance. We believe that generally it takes approximately 4 to 12 months from the date of submission to obtain 510(k) clearance. The process may, however, take substantially longer, depending on the circumstances, and there can be no assurance that 510(k) clearance will ever be obtained.

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

A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device) or when there is no similar device already approved. A Class III device generally must go through the PMA application process to receive FDA approval. This process requires that the manufacturer establish the safety and effectiveness of the device to the FDA’s satisfaction. To satisfy the FDA, the manufacturer must provide extensive pre-clinical and clinical data, information about the manufacture of the device and its components and information about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant’s facilities and/or its investigator’s sites to audit the clinical data. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process and the panel’s recommendation is generally accepted.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue an Approval Order for the approved indications, which can be more limited than those originally sought by the manufacturer. The Approval Order can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any of our PMA applications will ever be approved. Even after obtaining approval, a new PMA application or PMA supplement is generally required for any modification to the device, its labeling or its manufacturing process.

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

A clinical trial in support of a 510(k) submission or a PMA application requires an Investigational Device Exemption (IDE) application approved in advance by the FDA for a specific number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Our failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION Tx microcatheter system for atrial fibrillation in August 2000. By July 31, 2001, a sufficient number of patients had been treated and followed in this clinical study to provide the necessary volume of safety and effectiveness data required for acceptance of the PMA application. The integrity of the data and the eligibility of all datapoints for inclusion in the data analysis must be confirmed by the FDA. An IDE for our THERASTREAM ventricular tachycardia ablation microcatheter system was approved by the FDA in November 1999 and approval to expand the study was received in 2000. We have decided to focus our efforts on our atrial fibrillation program and to postpone work on our ventricular tachycardia program.

An IDE for our THERASTREAM ventricular tachycardia ablation microcatheter system was approved by the FDA in November 1999 and approval to expand the study was received in 2000. We have decided to focus our efforts on our atrial fibrillation program and to postpone work on our ventricular tachycardia program by closing the investigational study for this device.

Any devices manufactured or distributed by us pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We are subject to inspection by the FDA and the California Department of Health Services and have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States. These regulatory requirements include, among others, manufacturing and design control regulations, labeling, Medical Device Reporting regulations which require that a manufacturer report to the FDA certain types of adverse events involving its products, and the FDA’s prohibitions against promoting approved products for unapproved, or “off-label,” uses. In addition, Class II devices, such as our mapping products, can be subject to additional special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on us.

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

Foreign Regulation

In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain regulatory approvals and clearances and otherwise comply with extensive regulations in those jurisdictions regarding safety, performance as well as product design and manufacturing processes. These regulations, including the requirements for regulatory approval or clearance and the time period required for regulatory review, vary from country to country. In addition, there may be foreign regulatory barriers other than pre-market approval. There can be no assurance we will obtain regulatory approvals or clearances in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals or clearances. Under certain circumstances, FDA approval is required for us to export our products. Delays in receipt of approvals to market our products, failure to receive these approvals or loss of previously received approvals could have a material adverse effect on our business, financial condition and results of operations.

The European Union has promulgated rules that require commercial medical products to bear the CE Mark. The CE Mark is recognized by the European Union as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001, EN 46001 and ISO 13485 quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. The CE Mark allows us to market our products throughout the European Economic Area. We received ISO 9001 (EN 46001), as well as ISO 13485, Quality Systems certification for our manufacturing facilities in Fremont, California, which were re-certified in November 2002.

These certifications and repeated inspections are required in order to continue to affix the CE Mark to our approved products in Europe.

We have received regulatory approval to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation as well as our PATHFINDER diagnostic family of microcatheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

Third-Party Reimbursement

In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Our success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which our products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary, inappropriate or used for a nonapproved indication. If FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by the United States Centers for Medicare & Medicaid Services (CMS), as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The federal Medicare program, many state Medicaid programs and other payors reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group established by the CMS. The fixed rate of reimbursement is typically based on the patient’s diagnosis and the procedure performed, but may be related to the specific type or number of devices used in a procedure. There can be no assurance that reimbursement for our products will be available in sufficient amounts, if at all, or that future reimbursement policies of payors will not adversely affect our ability to sell products on a profitable basis.

In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as “non-experimental / investigational” (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, such as if the treatment is not medically needed for the specific patient. There can be no assurance that our products will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, we may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on our business, financial condition and results of operations.

There is also new federal legislation that changed the traditional Medicare payment system by creating a new visit-based payment system called ambulatory payment classification (APC) groups, that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If our products increase the cost per procedure above the fixed rate under the ambulatory payment classification groups system, market acceptance of such products could be impaired, which would have a material adverse effect on our business, financial condition and results of operations.

The U.S. Congress had previously enacted and we had previously received pass-through reimbursement allowance in March 2001 on all U.S. approved diagnostic and guiding catheter products including the

PATHFINDER, REVELATION, TRACER, NAVIPORT, VUEPORT and VENAPORT. Pass-through reimbursement allowed for the direct charging of a specific product for reimbursement. However, the pass-through reimbursement for our products has expired as of December 31, 2002. The reimbursement covering our device types are now included in the 2003 ambulatory payment classifications (APC).

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

Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, we believe that a patient’s underlying arrhythmia should typically not recur after treatment with procedures using our products. We anticipate that hospital administrators and physicians would justify the use of our products by the attendant cost savings and clinical benefits derived from the use of our products. However, there can be no assurance this will be the case. There can be no assurance that reimbursement for our products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors, or changes in government and private third-party payors’ policies toward reimbursement for procedures using our products, would have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Insurance

The development, manufacture and sale of our microcatheter systems may expose us to product liability claims. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although all our guiding, diagnostic and therapeutic products are labeled for single use only, we are aware that some physicians are resterilizing and reusing such products. Moreover, although we label our microcatheters for diagnostic use only, we believe physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Employees

At December 31, 2002, we had 64 employees, 7 of whom were engaged directly in research and new product development, 9 in regulatory affairs, quality assurance and clinical activities, 27 in manufacturing, 9 in sales and marketing and 12 in finance and administration.

We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Affecting Future Results—We are dependent upon our key personnel and will need to hire additional key personnel in the future.”

ITEM 2.    PROPERTIES

We lease approximately a 44,000 square foot facility in Fremont, California. Our facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease was amended to allow for an additional three-year extension to our lease, which was to expire in November 2002. The lease was renegotiated, with more favorable terms, and now expires in November 2005. We have reviewed our facilities plan going forward and believe this facility will be adequate to meet our requirements for the period of the lease extension.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq SmallCap Market under the symbol CRDM since June 2001. Our common stock traded on the Nasdaq National Market from the date of our initial public offering in June 1997 until June 2001. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low
YEAR ENDED DECEMBER 31, 2002
First Quarter	$2.30	$1.33
Second Quarter	1.95	1.25
Third Quarter	1.50	0.58
Fourth Quarter	1.10	0.73

	High	Low
YEAR ENDED DECEMBER 31, 2001
First Quarter	$0.66	$0.28
Second Quarter	1.50	0.22
Third Quarter	2.60	1.04
Fourth Quarter	2.67	1.39

As of March 21, 2003, there were approximately 330 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our credit agreement requires the approval of our bank to declare or pay cash dividends.

On October 22, 2002, we issued a warrant to purchase 160,000 shares of common stock to a firm in connection with certain public relations services. The warrant is exercisable at a price per share of $1.20. On November 13, 2002, we issued a placement agent 56,180 shares of common stock as consideration for the execution of an engagement letter. On December 28, 2002, we issued a finder 56,180 shares of common stock as consideration for the execution of an engagement letter.

On December 31, 2002, and January 22, 2003, we received aggregate gross proceeds of approximately $4,000,000 from the sale of 5,333,319 shares of our common stock at a price of $0.74955 per share in a private placement to certain accredited investors. As part of this private placement, we also issued warrants to purchase up to an aggregate of 2,400,000 additional shares of our common stock at an exercise price per share of $0.8245. These warrants are not redeemable and contain “cashless exercise” provisions whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. As a commission to the Finder for the two closings of this private placement, we paid approximately $300,000 in cash and issued warrants to purchase 533,331 shares of common stock at a price per share of $0.8245. Our net proceeds from the two closings of this private placement, after expenses of the placements, were approximately $3.7 million. The warrants issued to the finder are not redeemable and contain “cashless exercise” provisions whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We are using these proceeds for working capital, including, without limitation, in connection with our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter currently in Phrase III trial, planned marketing efforts, expansion of sales efforts and for such general corporate purposes as our Board of Directors may determine.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with all placements mentioned in the two prior paragraphs. A registration statement on Form S-3 was be filed with the SEC in connection with those placements.

On March 28, 2003, we received gross proceeds of approximately $2.5 million from a private placement of 2,941,175 shares of our common stock with a purchase price of $0.85 per share to certain accredited investors. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 1,176,470 additional shares of our common stock at an exercise price per share of $1.25. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. As a commission for the closing of this private placement private placement, we paid approximately $175,000 in cash and issued warrants to purchase 294,117 shares of common stock at a price per share of $0.935. The warrants issued to the agent are not redeemable. Our net proceeds from the closing of this private placement on March 28, 2003, after expenses of the placement, were approximately $2.3 million. We intend to use these proceeds for working capital, including, without limitation, costs and expenses relating to our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter currently in Phase III trial, planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the March 28, 2003 placement. A registration statement on Form S-3 will be filed with the SEC in connection with that placement.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$2,228	$1,861	$2,570	$3,495	$2,499
Cost of goods sold	3,594	3,717	3,667	3,384	2,962

Gross margin	(1,366)	(1,856)	(1,097)	111	(463)
Operating expenses:
Research and development	4,530	4,873	4,432	5,694	7,230
Selling, general and administrative	6,787	6,675	6,185	8,173	8,556

Total operating expenses	11,317	11,548	10,617	13,867	15,786

Operating loss	(12,683)	(13,404)	(11,714)	(13,756)	(16,249)
Interest and other income	75	123	230	250	359
Interest expense	(19)	(60)	(365)	(522)	(296)
Gain on sale of intellectual property	—	4,000	4,000	—	—

Net loss	$(12,627)	$(9,341)	$(7,849)	$(14,028)	$(16,186)

Basic and diluted net loss per share	$(0.28)	$(0.30)	$(0.38)	$(0.89)	$(1.96)

Shares used in computing basic and diluted net loss per share	45,586	31,114	20,818	15,746	8,239

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,385	$7,542	$1,324	$920	$645
Working capital (deficit)	1,866	6,756	652	(1,293)	(1,614)
Total assets	7,265	11,818	5,903	6,089	7,283
Capital lease obligation, noncurrent portion	26	64	192	1,012	1,120
Line of credit obligation, noncurrent portion	—	—	—	1,095	2,183
Accumulated deficit	(90,453)	(77,826)	(68,485)	(60,636)	(46,608)
Total stockholders’ equity (deficit)	3,550	8,757	2,894	(420)	(1,176)

CARDIMA, INC.

Quarterly Results of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$766	$423	$444	$595
Cost of goods sold	890	703	1,074	927

Gross margin	(124)	(280)	(630)	(332)
Operating expenses:
Research and development	833	1,213	1,200	1,284
Selling, general and administrative	1,633	1,688	1,544	1,922

Total operating expenses	2,466	2,901	2,744	3,206

Operating loss	(2,590)	(3,181)	(3,374)	(3,538)
Interest and other income	28	19	19	9
Interest expense	(8)	(6)	(3)	(2)

Net loss	$(2,570)	$(3,168)	$(3,358)	$(3,531)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per share	42,641	42,705	47,072	49,927

	For the Quarter Ended
	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Net sales	$539	$473	$465	$384
Cost of goods sold	974	945	949	849

Gross margin	(435)	(472)	(484)	(465)
Operating expenses:
Research and development	1,357	1,290	1,091	1,135
Selling, general and administrative	1,509	1,592	1,538	2,036

Total operating expenses	2,866	2,882	2,629	3,171

Operating loss	(3,301)	(3,354)	(3,113)	(3,636)
Interest and other income	12	44	37	30
Interest expense	(19)	(16)	(14)	(11)
Gain on sale of intellectual property	4,000	—	—	—

Net loss	$692	$(3,326)	$(3,090)	$(3,617)

Basic and diluted net loss per share	$0.03	$(0.11)	$(0.09)	$(0.09)

Shares used in computing basic and diluted net loss per share	21,620	29,148	34,641	39,045

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “—Factors Affecting Future Results” as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Since our incorporation in 1992, we have been engaged in the design, research, development, manufacturing, testing and marketing of microcatheter systems for the mapping and ablation of cardiac arrhythmias. We have generated revenues of approximately $15.0 million from inception to December 31, 2002. Prior to 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997, and the FDA’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation. To date, our international sales have been made through our small direct sales force and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION and REVELATION Tx microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in August 1998 and December 2001, respectively.

We obtained the right to affix the CE Mark to our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and our REVELATION and REVELATION Tx microcatheter systems for both mapping and ablation of atrial fibrillation, permitting us to market those products in the member countries of the European Union. We received 510(k) clearances for the REVELATION microcatheter for mapping of atrial fibrillation and the PATHFINDER mini microcatheter for mapping ventricular tachycardia and the VUEPORT balloon guiding catheter in July 1998. In addition, we received 510(k) clearance for our TRACER catheter for mapping of ventricular tachycardia and our NAVIPORT deflectable tip guiding catheter.

We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treatment of atrial fibrillation. We completed our Phase III clinical trial in the United States to treat atrial fibrillation of the REVELATION Tx microcatheter system for the treatment of atrial fibrillation and on September 30, 2002 submitted our PMA application to the FDA. On November 5, 2002, our PMA was accepted by the FDA and we were granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003.

Following the closing on March 28, 2003 of our private placement, we have cash and cash equivalents of approximately $2.6 million. Our management believes that our cash balances as of March 28, 2003, will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on March 28, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options , including Financial Accounting Standard Board Interpretation (“FIN”) 44 “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is basically the date of the grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheet and amortized as a charge to operations over the vesting period of the applicable options or share rights.

Results of Operations—Years Ended December 31, 2002 and 2001

Net Sales

For the year ended December 31, 2002, revenues increased 20% to $2,228,000 from $1,861,000 for the same period of 2001. U.S. sales remained relatively flat, decreasing only 2% to $729,000 from $743,000. European sales increased 20% to $734,000 from $613,000, due to increased therapeutic revenues primarily related to the REVELATION Helix, which was introduced in early 2002. Sales in the Asia/Pacific market increased 48% to $741,000 from $501,000 due to higher diagnostic product sales in this region. Sales in the rest of the world remained flat with sales in 2002 of $24,000 compared to sales of $4,000 in 2001. In 2003, we expect net sales to be generated from the following geographic regions: 41% from sales in the United States, 38% from

Asia and 11% from Europe, with limited clinical revenue and sales from regions of the rest of the world at 10%. We expect overall net sales to increase in 2003 as compared to 2002.

We have continued to focus our resources on the completion of the Phase III clinical trials and submission of the PMA of the REVELATION Tx microcatheter system, while awaiting the outcome of our Circulatory Systems Device Panel Meeting with the FDA on May 29, 2003. We also hope to increase our sales and marketing capabilities in the diagnostic electrophysiology market so that we may increase future revenue opportunities.

Because the electrophysiology market is comprised of a focused, specialized group of physicians, we market and distribute our products in the United States with a small direct sales force and we market and distribute our products internationally through a small direct sales force and distributors in selected countries who sell our products to physicians and hospitals.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2002 decreased 3% to $3,594,000 from $3,717,000 for 2001. The decrease of cost of goods sold as a percent of net sales was primarily due to the reduced impact of underabsorption of overhead costs due to the $370,000 increase in sales volume to $2,228,000 in 2002 from $1,861,000 in 2001. Production operated at approximately 60% of capacity and overall the standard cost has been reduced due to the allocation of fixed costs over an increased number of units produced and tighter controls of costs for purchased material. We expect costs per unit to continue to decrease as we plan to increase sales and related production volume, which will further allocate fixed costs over an increased number of units produced. We expect total cost of good sold to decrease slightly as revenue increases in 2003. We will continue to work on process improvements to provide greater manufacturing flexibility and cost savings in the production of our microcatheter systems.

Research and Development Expenses

Research and development expenses decreased 7% to $4,530,000 in 2002 from $4,873,000 in 2001. The decrease was due to lower costs associated with REVELATION Tx product development, which was partially offset by higher product development expenses for the REVELATION Helix and the CARDIMA® Ablation System which received FDA clearance in early 2003 as part of the surgical ablation system. We continue to experience cost savings associated with our efforts to focus on key research and development projects, maintaining our focus on our atrial fibrillation products and clinical trials. We expect total research and development expenses in 2003 to decrease as compared to 2002, while costs associated with clinical and regulatory expenses will increase as compared to 2002. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	December 31,
	2002	2001
Research and preclinical programs	$2,352	$2,060
Clinical development programs	2,178	2,813

Total research and development	$4,530	$4,873

We currently are engaged in the clinical development of the products listed below. We have completed Phase III clinical trials for our atrial fibrillation ablation products and gathered data for the completion and submission of our PMA application to the FDA. Currently, we hope to receive FDA approval for our REVELATION Tx during the first half of 2003. We must receive PMA approval before marketing our products for ablation in the United States. Clinical trials of our products have required substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations. Uncertainties relating to clinical trials, demonstrating product safety and clinical effectiveness and obtaining regulatory approval for the use of our microcatheter system in ablation make it difficult for us to accurately predict the time or cost until completion of the following current projects:

Therapeutic Products	Description	Indication	U.S. Regulatory Status	International Regulatory Status
REVELATION® Tx	Guidewire based eight-electrode microcatheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	Phase III IDE(4) finalized; PMA(5) Application filed in September 2002; Approval pending, Panel date May 29, 2003.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® T-Flex	Deflectable and steerable eight-electrode microcatheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Supplemental submission to FDA planned if REVELATION® TX is approved.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® Helix	Helical shaped guide-wire eight-electrode microcatheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.	Mapping and Ablation	Clinical trial planned to begin in second half of 2003.	Approved in the European Economic Area (CE Mark) and Canada.

NAVABLATOR™	Deflectable and steerable Hot Tip ablation microcatheter system with a temperature sensor designed to map and create transmural spot lesions in the right atrium.	Mapping and Ablation	Incorporated into US-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	No submission currently planned.

CARDIMA® Ablation System	The Cardima® Ablation System is intended to ablate cardiac tissue during cardiac surgery using RF Energy.	Ablation of cardiac tissue	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) and Canada.

Diagnostic Products
THERASTREAM™	Over-the-wire multi-electrode microcatheter system designed for mapping and ablation from within the veins of the heart wall.	Ablation	US IDE approved for feasibility trial. Clinical trial on hold.	No trial currently planned in the European Economic Area.

Accessories
TX SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing, electrophysiology recording and radio frequency ablation.	Incorporated into US-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	Approved in European Economic Area (CE Mark) and Canada.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for 2002 increased 2% to $6,787,000 from $6,675,000 in 2001. Selling expenses for 2002 increased 17% to $2,520,000 from $2,160,000 in 2001. Selling expenses increased due to our launch of the therapeutic products in the Asian and European market and our preparation for the future launch of the therapeutic products in the United States. We plan to sell our products with a small direct sales force and have hired a national sales manager to lead the domestic sales force, allowing the current sales executives to focus on the international markets. General and administrative expenses for 2002 decreased 12% to $3,642,000 from $4,161,000 in 2001. The decrease was primarily due to recognizing a credit of $432,000 for compensation expenses related to the re-measurment of certain repriced stock options, partially offset by an increase in legal and outside service expenses. Marketing expenses for 2002 increased 76% to $624,000 from $354,000 in 2001. The increase was due primarily to the addition of a product manager to prepare for the launch of our therapeutic marketing campaign upon receiving FDA approval. We expect to increase sales and related sales expenses in 2003 due to the approval of the REVELATION Helix in Europe and the potential approval of the REVELATION Tx in the United States. In general, we expect total selling, general and administrative expenses to increase slightly during 2003, as we prepare for the launch of our therapeutic family of products in the United States.

Interest and Other Income, and Interest Expense

Interest and other income for 2002 decreased 39% to $75,000 from $123,000 in 2001. The decrease was due primarily to average yields declining from 4.04% in 2001 to 1.83% in 2002 and our overall lower average cash and investment balances in 2002. We expect interest and other income to increase in 2003 compared to 2002 as we plan to improve our cash position. Interest expense for 2002 decreased 68% to $19,000 from $60,000 in 2001. The decrease was due primarily to the expiration and buyout of certain capital lease obligations. We expect interest expense to remain flat in 2003 as compared to 2002.

Gain on Sale of Intellectual Property

The gains in 2000 and 2001 were due to the sale of a portion of our patent portfolio and related intellectual property pertaining to intra vascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for an aggregate purchase price of $8,000,000. In December 2000 we received $4,000,000 of the purchase price. The remaining $4,000,000 was received in January 2001, upon completion of the remaining transfer obligations under the agreement. We are not currently planning to sell any additional portions of our patent portfolio and related intellectual property.

Results of Operations—Years Ended December 31, 2001 and 2000

Net Sales

For the year ended December 31, 2001, revenues decreased 28% to $1,861,000 from $2,570,000 for 2000. U.S. sales decreased 44% to $743,000 from $1,334,000 primarily due to the termination of the distribution agreement with Daig in September 2001. Historically, revenue from Daig represented approximately 36% of our domestic sales in 2000.

European sales in 2001 decreased 9% to $613,000 from $674,000 in 2000, primarily due to our distributors’ reduction of employees. Sales in 2001 in Japan decreased 9% to $501,000 from $548,000 in 2000 due to changes in product reimbursement laws in Japan enacted in the first quarter of 2001. Sales in the rest of the world in 2001 decreased 71% to $4,000 from $14,000 in 2000. The overall decrease in sales resulted as we directed resources to clinical trials in process.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly, test costs and manufacturing overhead. Cost of goods sold for 2001 increased 1% to $3,717,000 from $3,667,000 for 2000. The increase of cost of goods sold as a percent of net sales was due primarily to a decrease in U.S. sales volume to $743,000 for 2001 from $1,334,000 for 2000. This decrease in U.S. sales volume resulted from the refocus of our efforts on our clinical trials and the termination of the distributor agreement with Daig. The reduction in manufacturing volume was part of a targeted reduction in finished goods inventory levels, lower demand and a manufacturing capacity of approximately 60%.

Research and Development Expenses

Research and development expenses for 2001 increased 10% to $4,873,000 from $4,432,000 in 2000. The increase was primarily due to increased patient enrollments and necessary clinical trial expenses from the United States Phase III clinical trial of the REVELATION Tx and costs associated with the European approval of the REVELATION Helix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2001 increased 8% to $6,675,000 from $6,185,000 in 2000. Selling expenses for 2001 decreased 10% to $2,160,000 from $2,393,000 in 2000 due to staffing reductions that resulted after we entered into a distribution agreement with Daig in January 2000. The distribution agreement with Daig was subsequently terminated on September 1, 2001. General and administrative expenses for 2001 increased 31% to $4,161,000 from $3,172,000 in 2000. The increase was primarily due to recognizing compensation expense for stock options and costs related to increased investor relations expenses. Marketing expenses for 2001 decreased 43% to $354,000 from $620,000 in 2000. The decrease is due primarily to the reduction in employees, decreased expenses for trade shows and the reduction in our direct marketing expenses as we continued to focus on the Phase III clinical trial of the REVELATION Tx.

Interest and Other Income, Interest Expense

Interest and other income for 2001 decreased 47% to $123,000 from $230,000 in 2000. The decrease was due primarily to average yields declining from 6.19% in 2000 to 4.04% in 2001 and to lower average cash and investment balances in 2001 as compared to 2000. Interest expense for 2001 decreased 84% to $60,000 from $365,000 in 2000. The decrease was due primarily to the payoff of a line of credit and a buyout of certain capital lease obligations.

Gain on Sale of Intellectual Property

The Gains on Sale of Intellectual Property in 2000 and 2001 were due to the sale of a portion of our patent portfolio and related intellectual property pertaining to intra vascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for an aggregate purchase price of $8,000,000. In December 2000, we received $4,000,000 of the purchase price. The remaining $4,000,000 was received in January 2001, upon completion of the remaining transfer obligations under the agreement. We are not currently planning to sell any additional portions of our extensive patent portfolio and related intellectual property.

Liquidity and Capital Resources

Following the closing on March 28, 2003 of our private placement, we have cash and cash equivalents of approximately $2.6 million. Our management believes that our cash balances as of March 28, 2003, will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on March 28, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

We have financed our operations to date, principally through private placements of equity securities, which have resulted in net proceeds of approximately $95,300,000 through December 31, 2002, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of December 31, 2002, we had approximately $3,385,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $11,100,000, $7,600,000 and $7,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively, resulting primarily from operating losses incurred. Net cash used in investing activities was $703,000 in 2002 and related to the capital expenditures of property and equipment, as compared to $350,000 used in 2001 for the same expenditures. Net cash provided by operations in 2000 related primarily to the maturities of certain short-term investments of $497,000 partially offset by capital expenditures of property and equipment of $122,000. Net cash provided by financing activities was approximately $7,600,000, $14,200,000 and $7,500,000 for the years ended December 31, 2002, 2001 and 2000, respectively, resulting primarily from the sale of equity securities in private placement transactions and borrowings under the line of credit during such periods.

In February 2000, we sold a total of 4,666,611 shares of our common stock, at $2.25 per share, in a private placement transaction to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 933,322 shares of common stock, at an exercise price of $2.48 per share. As commission, we paid $524,891 in cash to the placement agent. We also issued a warrant to purchase 233,329 shares of common stock, at an exercise price of $2.48 per share, as commission. Our net proceeds, after deducting placement expenses, were approximately $9,900,000. We used the proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

In December 2000, we sold a portion of our patent portfolio and related intellectual property pertaining to intravascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for $8,000,000 in cash, $4,000,000 of which was paid upon execution of the agreement, and the balance was paid in January 2001 at the completion of the transfer of the property.

In May 2001, we sold 11,746,916 shares of common stock at $0.58 per share in private placement transactions to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 5,873,465 shares of common stock at an exercise price of $0.87 per share. These warrants were callable by us if our common stock closed at $1.16 or above for fifteen consecutive trading days. As a commission, we paid approximately $510,988 in cash and issued warrants to purchase 1,174,691 shares of common stock at an exercise price of $0.64 per share. Our net proceeds, after deducting placement expenses, were approximately $6,200,000. We used these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

In August 2001, we sold a total of 2,822,471 shares of common stock at prices between $1.27 and $1.38 per share in a private placement transaction to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 1,411,234 shares of common stock at exercise prices between $1.91 and $2.07 per share. These warrants are callable by us if our common stock closes at least 200% of the applicable warrant exercise price for fifteen consecutive trading days. As commission, we paid approximately $283,275 in cash and issued warrants to purchase 282,247 shares of common stock at exercise prices between $1.40 and $1.52 per share. Our net proceeds, after deducting placement expenses, were approximately $3,400,000. We used these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

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

On August 5, 2002, we received net proceeds of approximately $4,300,000 from a private placement of 6,788,325 shares of our common stock with at purchase price of $0.72 per shares. As part of the private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 additional shares of our common stock at an exercise price per share of $0.90. On August 12, 2002, we completed a second closing of our private placement in which we received net proceeds of approximately $186,000 from the sale of 194,552 shares of our common stock with a purchase price of $1.028 per shares. As part of this closing, we also issued redeemable warrants to purchase up to an aggregate of 58,365 additional shares of our common stock at an exercise price of $1.285. In addition to warrants issued to the investors who participated in the August 2002 private placement, we also issued to a financial advisor a warrant to purchase 678,832 shares of common stock at a price per share of $0.792 and a warrant to purchase 19,455 shares of common stock at a price per share of $1.131.

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants will be exercisable beginning on March 1, 2003 and March 23, 2003, respectively, and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between the closing and March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants, and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $25,000 in cash plus 66,667 shares of our common stock. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

Following is a schedule of future minimum lease payments under both operating and capital leases at December 31, 2002 (in thousands):

	Operating Lease	Capital Leases
Year ending December 31,
2002	$466	$42
2003	511	25
2004	434	2
2005	—	—
2006	—	—

Total minimum payments required	$1,411	$69

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

As of December 31, 2002, we have generated an accumulated deficit of approximately $90.5 million. Our management expects to continue to incur additional losses in the foreseeable future as it completes new product development and commercialization. Following the closing on March 28, 2003 of our private placement, we have cash and cash equivalents of approximately $2.6 million. Our management believes that our cash balances as of March 28, 2003, will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on March 28, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

FACTORS AFFECTING FUTURE RESULTS

You should carefully consider in their entirety the following risk factors and all other information in this report before purchasing our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial also may have a materially adverse affect on our business. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer, the trading price of our common stock would likely decline and in some instances might adversely affect our ability to continue as a going concern. In addition to historical information, this prospectus contains forward-looking statements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of December 31, 2002, our cash balance was approximately $3,400,000, with total receivables of approximately $400,000. Following the closing on March 28, 2003 of our private placement, we have cash and cash equivalents of approximately $2.6 million. Our management believes that our cash balances as of March 28, 2003, will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on March 28, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Our independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, working capital deficiency and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors’ going concern modification may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

In order to complete the required regulatory approval process and commercialize our products, we will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our common stock. In May 2001, we received net proceeds of approximately $6.2 million from a private placement of 11,746,916 shares of our common stock. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 5,873,465 additional shares of our common stock at an exercise price per share of $0.87. In addition, in August 2001, we received net proceeds of approximately $3.5 million from a private placement of 2,822,471 shares of our common stock along with the issuance of redeemable warrants to purchase up to an aggregate of 1,411,234 shares of our common stock at exercise prices between $1.91 and $2.07. In September 2001, we announced that we had elected to redeem the warrants issued in the May 2001 private placement for $0.001 per warrant share; all of the May 2001 warrants were exercised by the redemption date, and we received net proceeds of approximately $4.6 million.

On August 5, 2002, we received net proceeds of approximately $4.5 million from a private placement of 6,788,325 share of our common stock with a purchase price of $0.72 per share. As part of this private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 additional shares of our common stock at an exercise price per share of $0.90. On August 12, 2002, we completed an additional closing of our private placement in which we received net proceeds of approximately $186,000 from the sale of 194,552 share of our common stock with a purchase price of $1.028 per share. As part of this closing, we also issued a redeemable warrant to purchase up to an aggregate of 58,365 additional shares of our common stock at an exercise price of $1.285. In addition to warrants issued to the investors who participated in the August 2002 private placement, we also issued to a financial advisor a warrant to purchase 678,832 shares of common stock at a price per share of $0.792 and a warrant to purchase 19,455 shares of common stock at a price per share of $1.131. The warrants issued to the financial advisor are not redeemable.

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock a price per share of $0.74955 for an aggregate purchase price of $4.0 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants will be exercisable beginning on March 1, 2003 and March 23, 2003, respectively, and will be reduced on a share-by-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between each of the closing and March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party which acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, the price per share of the common stock sold in the December 31, 2002 and the January 22, 2003 closings of our private placement and the exercise price of the warrants issued to the investors who participated in the closings were discounted from the closing price of our common stock on those dates. Also, the price per share of the common stock sold in the March 28, 2003 private placement was at a discount to the closing price of our common stock on that date. It is possible that we may close future private placements involving the issuance of securities at a price per share that represents a discount to the closing price of our common stock. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which certain shares of our common stock and certain warrants were issued. Currently, the number of shares of our common stock issued to the investors who participated in the December 31, 2002 and January 22, 2003 closings of our recent private placement and the number of shares of common stock issuable upon the exercise of warrants held by those investors and the number of shares of common stock issuable upon exercise of warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that may be triggered in certain instances.

We have entered into engagement letters in connection with our actual and proposed private placements that have in the past and may in future lead to disputes and also may lead to additional payments of cash or issuances of securities in connection with past or future sales of our securities.

In connection with our private placement of units of common stock and warrants in 2001, we entered into a letter agreement in April 2001, or the 2001 Letter Agreement, with a financial advisor. This financial advisor, or the 2001 Advisor, assisted us with our 2001 private placement of units and received a commission in connection with the 2001 offering. The 2001 Advisor has the right to continue to provide certain services to us in connection with the development of potential strategic alliances.

On July 15, 2002, we retained a different financial advisor, or the July 2002 Advisor, in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with the July 2002 Advisor, or the July 2002 Letter Agreement, provides for the payment of fees to the July 2002 Advisor equal to 7% of the gross proceeds of the offering. In addition to the cash fee, the July 2002 Advisor has the right to receive warrants to purchase that number of shares of our common stock equal to 10% of the number of shares sold in the offering. The July 2002 Advisor will also receive cash proceeds equal to 7% of the aggregate exercise price of any warrants issued to the investors in the offering and subsequently exercised.

Shortly before the August 5, 2002 closing of our August 2002 private placement which was arranged by the July 2002 Advisor, the 2001 Advisor communicated to us that it believes that it is entitled under the 2001 Letter Agreement to fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor’s interpretation of the 2001 Letter Agreement. Even if the 2001 Advisor’s interpretation is determined to be correct, we believe that the 2001 Advisor waived any rights to compensation it might have in connection with the August 2002 private placement.

We sent to the 2001 Advisor on August 21, 2002 a termination letter relating to the 2001 Letter Agreement. Pursuant to the terms of the 2001 Letter Agreement, our obligations to pay the 2001 Advisor a commission or to issue to it warrants in connection with sales of our securities terminated thirty (30) days from the date of this termination letter, or September 20, 2002. On August 29, 2002, the 2001 Advisor sent to us an invoice for cash commissions and warrants that the 2001 Advisor claims are owed to it pursuant to the 2001 Letter Agreement as a result of the closing of the August 2002 private placement. On September 10, 2002, we sent a letter to the 2001 Advisor to express our position that no fees or warrants are due to the 2001 Advisor in connection with the closings of the August 2002 private placement. On September 26, 2002 we received a letter from legal counsel to the 2001 Advisor reasserting the 2001 Advisor’s claim that it must receive payment of commissions and warrants in connection with the August 2002 private placement.

In the event the 2001 Advisor prevails on any claims in connection with the August 2002 private placement, we would be required to pay to the 2001 Advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of shares of common stock, and issue to the 2001 Advisor warrants to purchase up to 698,287 shares of common stock, or 10% of the number of shares of common stock sold in the August 2002 private placement. In the event of the warrants issued to the investors in the August 2002 private placement are exercised, we would be required to pay to the 2001 Advisor an additional cash amount equal to $133,549 or 7% of the aggregate exercise price of those warrants. Any payments to the 2001 Advisor or warrants issued to the 2001 Advisor would be in addition to placement fees and warrants paid to the July 2002 Advisor in connection with the terms of the July 2002 Letter Agreement.

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering and a break-up fee of $100,000 for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placements were undertaken without the November 2002 Advisor’s assistance.

On December 9, 2002, we retained another party as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the December 2002 Advisor, provides for, among other things, the payment of fees to the December 2002 Advisor equal to 8% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the December 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 7.5% of the number of securities issued in such offering.

On December 28, 2002, we retained another party to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchase shares of our common stock that closed on December 31, 2002 and January 22, 2003. The letter agreement with this finder, or the December 2002 Finder, provides for the payment of fees to the December 2002 Finder equal to 7.5% of the gross proceeds of the December 31, 2002 and January 22, 2003 closings of the private placement, including any proceeds from the exercise of the Warrants. In addition to the cash fee, the December 2002 Finder will receive warrants to purchase a number of shares equal to 10% of the number of shares sold in the December 31, 2002 and January 22, 2003 closings of the private placement. The December 2002 Finder received a cash finder’s fee of $300,000 and warrants to purchase 533,331 shares of our common stock at a price per share of $0.8245 in connection with the December 31, 2002 and January 23, 2003 closings of our private placements.

On March 11, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the March 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 6% of the gross proceeds of the offering. In addition to the cash fee, the advisor has the right to receive warrants to purchase a number of shares equal to 6% of the number of securities issued in such offering at 110% of the market price.

Despite the termination letter that we delivered to the 2001 Advisor on August 21, 2002 terminating our obligations to pay the 2001 Advisor a commission or to issue them warrants in connection with sales of our securities after September 20, 2002, we received on January 7, 2003, a letter from the 2001 Advisor asserting that it also is owed (i) approximately $245,000 plus (ii) five year warrants to purchase approximately 436,000 shares of the our common stock at an exercise price of $0.8245 per share, in each case arising in connection with a private placement of securities consummated by us in December 2002. In addition, on February 2, 2003 we received another letter from the 2001 Advisor asserting that it is also owed (i) approximately $54,717 plus (ii) five year warrants to purchase approximately 97,332 shares of our common stock at an exercise price of $0.8245 per share, in each case in connection with the January 22, 2003 closing of our recent private placement. Any payments to the 2001 Advisor or warrants issued to the 2001 Advisor would be in addition to placement fees and warrants paid to the December 2002 Finder pursuant to the terms of our letter agreement with the December 2002 Finder.

The July 2002 Advisor received a cash finder’s fee of $175,000 and warrants to purchase 294,117 shares of our common stock at a price per share of $0.935 in connection with the March 28, 2003 closing of our private placement.

Due to the existence of these various letter agreements, there is a possibility that we may be obligated to pay fees, cash commissions, and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private placements of our securities. There is the possibility that we might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents warrants to purchase shares of our common stock. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with the recent closings of our private placement or subsequent placements. These commissions paid or warrants issued to the may be in addition to the commissions payable or warrants issuable to other financial advisors, finders or placement agents in respect of the same transaction.

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

Our net losses were approximately $12.6 million, $9.3 million and $7.8 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, our accumulated deficit was approximately $90 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

We have only limited experience marketing and selling our products in commercial quantities. In January 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude’s Daig division was to distribute our diagnostic products in the United States. St. Jude did not meet the first year minimum annual sales quota under the distribution agreement. In June 2001, we mutually agreed with St. Jude to terminate the agreement and to allow for a transition period to transfer customer accounts by the termination date of September 1, 2001. As a result, we expanded our own small sales force to three sales representatives in the United States. Therefore, we will be solely responsible for marketing and distributing our products in the United States. If we receive FDA approval of our PMA, we may not have an adequate marketing and sales force to adequately sell our product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

We also have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. Our ability to operate a remote sales force effectively will require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a European distribution or direct business, that it will be cost-effective or that its efforts will be successful. Failure to establish an adequate business in Europe would harm our business.

Currently, sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a small direct sales force in Europe. We have sold only a limited number of PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems through these distributors. We have approval to sell the REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST in the European Union, Hong Kong and Canada. We cannot be certain that these distributors will be able to effectively market and sell our products in these markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

We rely on multiple third parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data or the FDA refuses to accept the data in a filing, the commercialization of our products will be delayed and our business will be harmed.

We often rely on multiple third parties, such as hospitals and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access to data and cooperate with us in completing regulatory filings for the approval or clearance of our products. In order for the FDA and other regulatory agencies to accept and rely on the data of a filing, the data collection, analysis and summarization must meet certain standards. We cannot be certain that the clinical data collected by the third parties meet the standards of the FDA or other regulatory agencies. If we are unable to rely on the clinical data collected by third parties, or if these third parties do not perform their contractual obligations, the FDA or other regulatory agencies may require us to gather additional clinical data. This could significantly delay commercialization of our products, require us to spend additional capital on our clinical trials and harm our business.

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

We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this atrial fibrillation feasibility study in August 1997 and the ablation feasibility study in December 1998. We received approval of an investigational device exemption, or IDE, supplement in December 1998 allowing us to expand the ablation study. In June 2000, we received permission from the FDA to expand the clinical trial to Phase III pivotal study with up to 128 patients at up to 20 centers. On September 20, 2002, we submitted to the FDA our PMA application for our REVELATION Tx microcatheter system, data from a trial involving 80 patients and follow-up data relating to those 80 patients for the six months after completion of the trial. As part of the submission of the PMA application, we have asked the FDA for an expedited review of our PMA. On November 5, 2002, the FDA accepted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. Currently we are targeting approval for our REVELATION® Tx microcatheter system in the second quarter of 2003. We must receive PMA approval before marketing our products for ablation in the United States.

Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. Enrollment in this study was completed in June 2002. By December 2002, all enrolled study subjects had completed the six month follow-up. Data from the six month follow-up on these subjects will be analyzed and prepared for publication targeted for the first half of 2003. In December, 2001, the REVELATION Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM microcatheter system for ablation of ventricular tachycardia to focus on completing our REVELATION Tx clinical trial for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM microcatheter system. If we resume the clinical trial for our THERASTREAM microcatheter system, the completion of this clinical trial could take several years.

Clinical trial of our microcatheter systems will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will need to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations.

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

The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

•	conventional catheters using the “drag and burn” or “dot to dot” technique;

•	anti-arrhythmic and anti-coagulant drugs;

•	external electrical shock to restore normal heart rhythms and defibrillation;

•	implantable defibrillators;

•	purposeful destruction of the atrio-ventricular node followed by implantation of a pacemaker; and

•	open-heart surgery known as the “maze” procedure.

Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of atrial fibrillation or ventricular tachycardia. If our clinical data and other studies do not show that our products are safe and effective, the FDA will not approve our products for sale. If our products are not approved, we will not be able to enter the market and we will not be able to generate revenues from their sale.

None of our ablation products have received regulatory approval in the United States. Our failure to receive these approvals will harm our business.

To date, none of our products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be materially harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to successfully commercialize these systems would materially harm our business.

Reuse of our single-use products could cause our revenues to decline.

Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See “Factors Affecting Future Results—We may face product liability claims related to the use or misuse of our products.”

We must obtain governmental approvals or clearances before we can sell our products.

Our products are considered to be medical devices and are subject to extensive regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

•	product design and development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance and approval;

•	advertising and promotion; and

•	product sales and distribution.

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance or a PMA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and for the REVELATION microcatheter system for mapping atrial fibrillation. Currently, the process for 510(k) clearance is approximately 120 days and PMA approval is six to twelve months. However, the timing of such process can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module will be left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. The modular PMA submission process may reduce the time for FDA approval by allowing an applicant to submit data on pre-clinical testing while clinical testing is occurring. In addition, dialogue with the FDA during the modular submission process allows us to improve our final submission. Closure and acceptance of any one module does not allow marketing of any part of the product. We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to obtain a PMA on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

We filed an IDE application for a feasibility trial with the THERASTREAM microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the THERASTREAM clinical trial while we focus our resources on completing our atrial fibrillation Phase III clinical trial. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our Phase III clinical trial for ablation of atrial fibrillation will provide us with data and information that supports a PMA.

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

The rate at which we may complete our pre-clinical and clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients’ residences to clinical sites, the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians’ time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

If we do not comply with applicable domestic laws and regulations after obtaining approvals or clearances, our business results may suffer.

After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, including, but not limited to:

•	fines;

•	injunctions;

•	recall or seizure of products;

•	withdrawal of marketing approvals or clearances;

•	refusal by the FDA to grant clearances or approvals; and

•	civil and criminal penalties.

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

We received approval to sell our PATHFINDER, PATHFINDERMini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATIONTx and REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheters for ablation of atrial fibrillation in the European Union. In July 2002, we announced that we submitted to the FDA a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system is designed to use a Cardima surgical probe using multi-electrode linear array microcatheter technology, a novel power-channeling device, the INTELLITEMP, which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe and commercially available electro-surgical radio frequency (RF) generators.

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

We derive a portion of our revenues from the sale of our products in the European Union. The adoption of the Eurodollar presents uncertainties for our international business.

All European countries that are part of the European Monetary Union, or EMU, began operating with the new “Euro” currency in 2002. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general. In particular, as a portion of our sales revenue is derived from sales to EMU countries, the adoption by these participating countries of a single currency could result in greater price transparency, making the EMU a more competitive environment for our products. We have assessed the effect the introduction of the Euro could possibly have on our internal accounting systems and potential sales of our products. Recently, we have routinely updated our accounting and financial software, which included appropriate accounting for foreign currencies, including the Euro. This issue and its related costs could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific Corporation currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutic license agreement we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutic covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutic’s technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutic has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target Therapeutic-based microcatheter technology would significantly harm our business.

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

Although we have not received any letters from others threatening to enforce intellectual property rights against us, we cannot be certain that we will not become subject to patent infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using such technology, or require us to license disputed rights from third parties. However, we cannot be certain that at such time any licenses will be available to us, or if available, on commercially reasonable terms. Our inability to license any disputed technology could materially delay the commercialization of our products and harm our business. Our license with Target Therapeutics, does not provide us with indemnification against claims brought by third parties alleging infringement of patent rights. Consequently, we would bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property; as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

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

Third-party payors may deny reimbursement if they determine that a prescribed device (1) has not received appropriate regulatory clearances or approvals, (2) is not used in accordance with cost-effective treatment methods as determined by the payor, or (3) is experimental, unnecessary or inappropriate. If we receive FDA clearance or approval, third-party reimbursement also would depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that (1) reimbursement for our products will be available domestically or internationally, (2) if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems, or (3) that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payor policies toward reimbursement for procedures employing our products would harm our business. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We currently believe that our manufacturing capacity will be sufficient through December 2004. We expect that if U.S. sales for the PATHFINDER™ and REVELATION® microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

•	capacity constraints;

•	production yields;

•	quality control; and

•	shortages of qualified personnel.

Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo Quality System Regulations compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, the State of California and European Notified Bodies. We have demonstrated compliance with EN 46001 (ISO 13485 or ISO 9001) quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the Quality System Regulations requirements or to maintain our compliance with EN 46001 (ISO 13485 or ISO 9001) standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with Quality System Regulations or EN 46001 (ISO 13485 or ISO 9001) standards. There can be no assurance that we will be found in compliance with the Quality System Regulations by regulatory authorities, or that we will maintain compliance with EN 46001 (ISO 13485 or ISO 9001) standards in future audits. Our failure to comply with state or FDA Quality System Regulations, maintain compliance with EN 46001 (ISO 13485 or ISO 9001) standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

Our facilities and manufacturing processes have undergone a successful annual re-certification inspection by the European Notified Body in November 2001 and a successful annual inspection in November 2002. In November 2000 and in January 2003, the FDA conducted a QSIT-Audit of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are re-using such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to pay cash dividends on our stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Our stock may become subject to penny stock rules, which may make it more difficult for investors to sell their shares and may lead to financial penalties under certain of our agreements.

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

On October 28, 2002, we received notification from the NASD that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq for a period of more than thirty consecutive trading days. In its notification, the NASD informed us that we have 180 calendar days, or until April 28, 2003, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before April 28, 2003.

As of January 23, 2003, the closing bid price of our common stock had remained equal to $1.00 per share or greater for more than ten consecutive trading days. On January 29, 2003, we received affirmative notification from Nasdaq that we had regained compliance with Rule 4310(c)(4), and that the matter was therefore closed.

We cannot assure you that the closing bid price of our common stock will remain equal to or greater than $1.00 per share in the future. If the closing bid price of our common stock again falls below $1.00 for more than thirty consecutive trading days, we will be subject to delisting by Nasdaq, and required to regain compliance with Rule 4310(c)(4) in order to maintain our listing on the Nasdaq SmallCap Market.

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

In addition, the purchase agreements signed in connection with the December 31, 2002 and the January 22, 2003 closings of our recent private placement provide that if at any time during the two year period beginning on the respective closing dates of that placement our common stock is delisted from the Nasdaq National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the Nasdaq National SmallCap Market.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we did not have short-term investments or a line of credit obligation as of December 31, 2002, we do not have any material quantitative or qualitative disclosures about market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of independent auditors appear on pages F-1 through F-19 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part below and the remainder is contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 19, 2003 (the “2003 Proxy Statement”) under the caption “Election of Directors” and is incorporated herein by reference.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board.

Mr. Gabriel Vegh (age 63), the founder of the Company was nominated as our Chairman of the Board in May 2001 to serve along with his continued position as Chief Executive Officer. Mr. Vegh has been a Director of Cardima since November 1992, serving as President and Chief Executive Officer from June 2000 to May 2001. Mr. Vegh was the President and Chief Financial Officer in May 1993 until November 1994 and July 1996, respectively, Chief Operating Officer in November 1994, and Executive Vice President from January 1995 until June 2000. Prior to joining Cardima, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc, which is now a division of Guidant Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. William Wheeler (age 56) was appointed as our President and Chief Operating Officer in May 2001. From May 2000 until May 2001, Mr. Wheeler was our Senior Vice President, Worldwide Sales and Marketing since May 2000. Prior to joining us, from August 1998 to October 1999, Mr. Wheeler was the President, Chief Executive Officer, as well as a member of the Board of Directors, of Vascular Architects, Inc., a private start-up company focused on vascular occlusive disease. From October 1996 to August 1998, Mr. Wheeler was the Vice President of Sulzer Vascutek, a worldwide leader of large diameter, synthetic vascular grafts. From May 1987 to October 1996, Mr. Wheeler was Director of Sales and Marketing, in both international and domestic operations for IMPRA, Inc., a vascular graft manufacturer. Mr. Wheeler attended Lebanon Valley College in Pennsylvania and has completed individual courses at the UCLA John B. Anderson Graduate School of Business Administration.

Ms. Marianne Baldwin (age 56) was appointed as our Vice President, Worldwide Regulatory and Quality in October 2001 after serving as our Director of Regulatory and Clinical and Quality. Prior to joining us, Ms. Baldwin held various positions over a period of more than 10 years. These positions involved increasing responsibility in regulatory and clinical affairs for companies that manufactured Class III implantable cardiovascular medical devices that featured novel biomaterials, including Baxter, Novacor from 1992 to 1997 and Thoratec Laboratories from 1997 to 2000 and, most recently for a start-up company that was developing catheters for interventional cardiology. Ms. Baldwin has over 20 years of management experience with various organizations, including University of California, San Francisco Department of Biophysics and Biochemistry and the State of Oregon. Ms. Baldwin received a B.A. in Romance Languages and Masters Degree in Psychology from the University of Oregon.

Mr. Victor Barajas (age 39) was appointed as Senior Vice President of Operations in October 2001 and has been responsible for all operations and manufacturing activity as our Vice President of Operations since August 1997. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as a Research and Design/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

Mr. Ronald Bourquin (age 52) was appointed as Senior Vice President of the Company in May 2001. Mr. Bourquin has been our Vice President and Chief Financial Officer since July 1996 and our Corporate Secretary since December 1998. Prior to joining us, from July 1993 until July 1996, Mr. Bourquin was the Corporate Controller of EP Technologies, Inc., an electrophysiology catheter manufacturer that was acquired by Boston Scientific in January 1996. From April 1993 until July 1993, Mr. Bourquin served as a consultant to EP Technologies. From December 1991 until February 1993, Mr. Bourquin was the Controller of the Endoscopy Division of Stryker Corporation, a medical instrument company. From January 1979 until December 1991, Mr. Bourquin held various positions of increasing responsibility at Coherent, Inc., a manufacturer of lasers, ultimately serving as the Director of Finance of the Medical Group from November 1985 to December 1991. Mr. Bourquin is a Certified Management Accountant and received a B.A. in Accounting and a M.B.A. in Finance from Golden Gate University.

Mr. Eric Chan, Ph.D. (age 45) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology, high resolution ECG and catheter lab systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin.

Mr. Gary Wilson (age 48) was appointed as our Vice President, Worldwide Sales and Marketing from May 2001 to January 2003. In January 2003, Mr. Wilson was appointed as our Vice President of all Asia Pacific territories and continues responsibilities as head of Marketing. Prior to joining us, from March 1999 to October 2000, Mr. Wilson was the Vice President, Worldwide Sales and Marketing for EndoSonics Corporation, a manufacturer of diagnostic and therapeutic devices for coronary artery disease. He also served there as Director, Asia Pacific/Latin America Sales from February 1996 until March 1999. Mr. Wilson was, from April 1992 until June 1995, Asia Pacific Sales for Advanced Technology Laboratories, a manufacturer of diagnostic medical ultrasound imaging equipment. He also held positions as Director, Product Management and Product Manager from February 1988 until April 1992. Mr. Wilson began his medical industry career with General Electric Medical Systems Division where he held positions in Engineering and Marketing from October 1980 until February 1988. Mr. Wilson received a B.S. in Electrical Engineering from the University of California, Santa Barbara and an M.B.A. in International Business from National University.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item will be contained in our 2003 Proxy Statement under the caption “Compensation of Directors” and “Compensation of Executive Officers,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in part below and the remainder will be contained in our 2003 Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of the end of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Units A	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Performance Units B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans C
Equity compensation plans approved by security holders(2)	4,417,829	$1.30	4,009,728
Equity compensation plans not approved by security holders(3)	—	— —	— —

Total	4,417,829	$1.30	4,009,728

(1)	The table does not include information for employee benefit plans of the Company and its subsidiaries intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code and foreign employee benefit plans which are similar to Section 401(a) plans.

(2)	Consists of three plans: the 1993 Stock Option Plan, the 1997 Director’s Stock Option Plan and the 1997 Employee Stock Purchase Plan.

(3)	The Company does not have any equity compensation plan not approved by security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be contained in our 2003 Proxy Statement under the caption “Transactions with Management,” and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There were not significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

Our financial statements are indexed on page F-1.

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted.

(3)	Exhibits

See paragraph (c) below.

(b)	Reports on form 8-K:

None.

(c)	Exhibits

Exhibits No.	Description of Exhibits
3.1(1)	Certificate of Incorporation, as amended, of Cardima.
3.2(1)	Bylaws of Cardima.
4.1(1)	Form of Common Stock Certificate.
4.2(2)	Rights Agreement, dated May 20, 2002, between Cardima and American Transfer & Trust Company, a New York Corporation.
10.1	1993 Stock Option Plan, as amended.
10.2(1)	1997 Directors’ Stock Option Plan.
10.3(1)	1997 Employee Stock Purchase Plan.
10.4(1)	Form of Indemnification Agreement.
10.5(1)	Fourth Amended and Restated Stockholders’ Rights Agreement dated March 7, 1997, between Cardima and certain stockholders of Cardima.
10.6(1)	License Agreement dated May 21, 1993, between Cardima and Target Therapeutics, Inc.
10.7(1)	Lease dated April 25, 1994, between Cardima and State of California Public Employees’ Retirement System.
10.8(1)	Sublease dated November 14, 1996, between Cardima and Target Therapeutics, Inc.
10.9(3)	Master Lease Agreement dated January 26, 1996, between Cardima and Comdisco, Inc., together with Equipment Schedules VL-1, VL-2 and VL-3.
10.10(1)	Warrant Purchase Agreement dated December 9, 1993, between Cardima and Target Therapeutics, Inc., together with the Series A Preferred Stock Warrant.
10.11(1)	Series A Preferred Stock Warrant dated June 10, 1994, issued to Silicon Valley Bank.
10.12(1)	Warrant Purchase Agreement dated July 1, 1994, between Cardima and California Public Employees’ Retirement System, together with the Common Stock Warrant.
10.13(1)	Series A Preferred Stock Warrant dated October 26, 1994, issued to Silicon Valley Bank.
10.14(1)	Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.
10.15(1)	Series D Preferred Stock Warrant dated October 31, 1995, issued to Silicon Valley Bank.
10.16(1)	Form of Common Stock Warrant issued to certain investors from April 1995 to December 1995.

Exhibits No.	Description of Exhibits
10.17(1)	Warrant Agreement dated January 23, 1996, between Cardima and Comdisco, Inc., together with the Series D Preferred Stock Warrant.
10.18(1)	Electrophysiology Catheter License Agreement dated May 17, 1994, between Cardima and BSI Corporation, together with the Credit Pool Agreement of same date.
10.19(1)	Distribution Agreement dated June 15, 1995, between Cardima and Paramedic Co., Ltd.
10.20(1)	Distribution Agreement dated July 14, 1995, between Cardima and Werfen Distribution AG, together with the May 15, 1996 letter amendment.
10.21(1)	Employment Agreement dated May 21, 1993, between Cardima and Gabriel B. Vegh.
10.22(1)	Employment Letter Agreement dated October 31, 1994, between Cardima and Phillip C. Radlick, Ph.D.
10.23(1)	Warrant Agreement dated April 7, 1997, between Cardima and Comdisco, Inc.
10.24(1)	Distribution Agreement dated April 1, 1997, between Cardima and Cardiologic, GmbH.
10.25(4)	Master Loan and Security Agreement dated June 1998, between Cardima and Transamerica Business Credit Corp.
10.26(5)	(10.1) Form of Subscription Agreement between Cardima and certain investors.
10.27(6)	(4.1) Form of Share Purchase Warrant issued to Sunrise Securities, Inc.
10.28(7)	St. Jude Investment Agreement.
10.29(8)	Executive Agreement between Cardima and Victor J. Barajas.
10.30(8)	Executive Agreement between Cardima and Ronald Bourquin.
10.31(8)	Executive Agreement between Cardima and Eric K.Y. Chan, Ph.D.
10.32(8)	Executive Agreement between Cardima and Gabriel B Vegh.
10.33(8)	Executive Agreement between Cardima and William K. Wheeler.
10.34(8)	Executive Agreement between Cardima and Marianne Baldwin.
10.35(8)	Executive Agreement between Cardima and Gary Wilson.
10.36†(8)	Agreement dated December 19, 2000, between Cardima and Medtronic Inc.
10.37(9)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.38(9)	Form of Warrant for common stock of Cardima issued to AmeriCal Securities, Inc.
10.39(10)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.40(11)	Form of Warrant for common stock of Cardima issued to the Placement Agent.
10.41(12)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.42(13)	Form of Warrant for common stock of Cardima issued to the Finder.
10.43(14)	Form of Warrant for common stock of Cardima issued to Gruntal & Co.
10.44(15)	Form of Warrant for common stock of Cardima issued to the Investor Relations Group.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Section 1350 Certification
99.2	Section 1350 Certification

(1)	Incorporated by reference to the exhibit of the same number filed with the Cardima Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.

(2)	Incorporated by reference to Exhibit 4.1 filed with the Cardima Statement on Form 8-A (File No. 000-22419) filed on May 22, 2002.

(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22419) filed on March 30, 2000.

(4)	Incorporated by reference to the exhibit of the same number filed with the Company’s statement on Form 10-Q (File No. 000-22419) filed on August 12, 1998.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on February 2, 1999

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on February 2, 1999.

(7)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on May 15, 2000.

(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on November 13, 2000.

(9)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (File No. 333-64536) filed on July 3, 2001.

(10)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on September 19, 2002.

(11)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on September 19, 2002.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on January 29, 2003.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on January 29, 2003.

(14)	Incorporated by reference to Exhibit 10.43 filed with the Company’s Registration Statement on Form S-3 (File No. 333-102837) filed on February 12, 2003.

(15)	Incorporated by reference to Exhibit 10.42 filed with the Company’s Registration Statement on Form S-3 (File No. 000-22419) filed on February 12, 2003.

†	The Company has required confidential treatment of certain portions of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2003	CARDIMA, INC.

/s/ GABRIEL B. VEGH

Gabriel B. Vegh Chief Executive Office and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gabriel B. Vegh and Ronald E. Bourquin or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ GABRIEL B. VEGH	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2003

Gabriel B. Vegh

/S/ RONALD E. BOURQUIN	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003

Ronald E. Bourquin

/s/ JESSE D. ERICKSON	Director	March 31, 2003

Jesse D. Erickson

/s/ RODOLFO C. QUIJANO, M.D.	Director	March 31, 2003

Rodolfo C. Quijano, M.D.

/s/ PHILLIP C. RADLICK, PH.D.	Director	March 31, 2003

Phillip C. Radlick, Ph.D.

/s/ LAWRENCE J. SISKIND	Director	March 31, 2003

Lawrence J. Siskind

CERTIFICATIONS

I, Gabriel B. Vegh, certify that:

1.	I have reviewed this annual report on Form 10-K of Cardima, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/S/ GABRIEL B. VEGH

Gabriel B. Vegh Chairman of the Board and Chief Executive Officer

I, Ronald E. Bourquin, certify that:

1.	I have reviewed this annual report on Form 10-K of Cardima, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/S/ RONALD E. BOURQUIN

Ronald E. Bourquin Senior Vice President, Chief Financial Officer and Secretary

CARDIMA, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 7, 2003, except for Note 7

    as to which the date is March 28, 2003

CARDIMA, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,385	$7,542
Accounts receivable, net of allowances for doubtful accounts of $79 and $75 at December 31, 2002 and 2001, respectively	318	301
Inventories	1,226	1,564
Prepaid expenses	540	270
Other current assets	82	57

Total current assets	5,551	9,734
Property and equipment, net	1,030	1,323
Notes receivable from officers	595	565
Other assets	89	196

	$7,265	$11,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,029	$1,563
Accrued compensation	1,238	1,094
Other current liabilities	276	42
Credit obligation	106	—
Capital lease obligation—current portion	36	279

Total current liabilities	3,685	2,798
Deferred rent	4	19
Capital lease obligation—noncurrent portion	26	64

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 54,394,264 and 42,528,143 shares issued and outstanding at December 31, 2002 and 2001 respectively; at amount paid	94,003	86,583
Accumulated deficit	(90,453)	(77,826)

Total stockholders’ equity	3,550	8,757

	$7,265	$11,818

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net sales	$2,228	$1,861	$2,570
Cost of goods sold	3,594	3,717	3,667

Gross margin	(1,366)	(1,856)	(1,097)
Operating expenses:
Research and development	4,530	4,873	4,432
Selling, general and administrative	6,787	6,675	6,185

Total operating expenses	11,317	11,548	10,617

Operating loss	(12,683)	(13,404)	(11,714)
Interest and other income	75	123	230
Interest expense	(19)	(60)	(365)
Gain on sale of intellectual property	—	4,000	4,000

Net loss	$(12,627)	$(9,341)	$(7,849)

Basic and diluted net loss per share	$(0.28)	$(0.30)	$(0.38)

Shares used in computing basic and diluted net loss per share	45,586	31,114	20,818

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Common Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 1999	$60,441	$(225)	$(60,636)	$(420)
Issuance of 4,666,611 shares of common stock at $2.25 per share in February 2000 through private placement, net of commissions and issuance costs of $604, including warrants to purchase 933,323 shares of common stock at $2.48 per share	9,896	—	—	9,896
Issuance of 233,333 shares of common stock at for exercise of warrants at $2.25 per share	525	—	—	525
Issuance of 180,744 shares of common stock at for exercise of warrants at $2.20 per share	398	—	—	398
Issuance of 48,986 shares of common stock for cash upon exercise of employee stock options at $0.56-$1.40 per share	33	—	—	33
Issuance of 93,064 shares of common stock for cash in employee stock purchase plan at $1.49 and $1.04 per share	112	—	—	112
Amortization of deferred compensation	—	199	—	199
Net loss	—	—	(7,849)	(7,849)

Balances at December 31, 2000	71,405	(26)	(68,485)	2,894
Issuance of 183,258 shares of common stock for cash upon exercise of employee stock options at $0.34-$1.94 per share	198	—	—	198
Issuance of 203,370 shares of common stock for cash in employee stock purchase plan at $0.48 and $0.45 per share	96	—	—	96
Issuance of 11,746,916 shares of common stock at $0.87 per share in May 2001 through private placement, net of issuance costs of $591	6,222	—	—	6,222
Issuance of 2,822,471 shares of common stock at $1.27-$1.38 per share in August 2001 through private placement, net of issuance costs of $300	3,477	—	—	3,477
Issuance of 5,830,361 shares of common stock at $0.87 per share in December 2001 through warrant exercises, net issuance costs of $425	4,647	—	—	4,647
Stock-based compensation expense related to stock option repricing	457	—	—	457
Compensation expense for options granted to non-employees	81			81
Amortization of deferred compensation	—	26		26
Net loss	—	—	(9,341)	(9,341)

Balance at December 31, 2001	86,583	—	(77,826)	8,757
Issuance of 18,325 shares of common stock for cash upon exercise of employee stock options at $0.34-$1.22 per share	17	—	—	17
Issuance of 308,499,370 shares of common stock for cash in employee stock purchase plan at $0.48, $0.60 and $1.04 per share	176	—	—	176
Issuance of 11,539,297 shares of common stock through private placements	7,534	—	—	7,534
Stock-based compensation expense/(credit) related to stock option repricing	(432)	—	—	(432)
Deferred expense related to issuance of warrants	98	—	—	98
Compensation expense for options granted to non-employees	27	—	—	27
Net loss	—	—	(12,627)	(12,627)

Balance at December 31, 2002	$94,003	$—	$(90,453)	$3,550

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,627)	$(9,341)	$(7,849)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	974	877	1,024
Stock-based compensation	(405)	564	199
Loss on disposal of assets	22	35	2
Changes in operating assets and liabilities:
Accounts receivable	(17)	(80)	448
Inventories	338	99	(395)
Prepaid expenses	(270)	(74)	(3)
Other current assets	(25)	(13)	14
Other assets	107	(58)	(195)
Accounts payable	466	253	(126)
Accrued employee compensation	144	113	(60)
Other current liabilities	234	11	(29)
Deferred rent	(15)	(2)	20

Net cash used in operating activities	(11,074)	(7,616)	(6,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and sales of short-term investments	—	—	497
Capital expenditures	(703)	(350)	(122)
Proceeds from disposal of assets	—	—	—

Net cash provided by (used in) investing activities	(703)	(350)	375

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(281)	(405)	(1,302)
Principal payments under credit line	(30)	—	(2,183)
Notes receivable from officers (financing activities)	—	(51)	(149)
Proceeds from line of credit	106	—	—
Net proceeds from sale of common stock	7,825	14,640	10,964
Proceeds from sale/leaseback of capital equipment	—	—	146

Net cash provided by financing activities	7,620	14,184	7,476

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,157)	6,218	901
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,542	1,324	423

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,385	$7,542	$1,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$19	$60	$365

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$0	$82	$180

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

Management’s Plans

As of December 31, 2002, the Company had cash and cash equivalents on hand of $3.4 million, working capital of $1.9 million, and an accumulated deficit of approximately $90.5 million. Management expects to continue to incur additional losses in the foreseeable future as the Company completes its key clinical trial in the United States, commercialization of the REVELATION Tx in the United States and the commercialization of the REVELATION Helix in Europe. Our management believes that our cash balances will be sufficient to fund planned expenditures through the middle of June 2003. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

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

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44 “Accounting for Certain Transactions Involving Stock Compensation”. Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common shareholders—as reported	$(12,627)	$(9,341)	$(7,849)
Add:
Stock-based employee compensation expense included in reported net income	(432)	457	0
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards	(652)	(382)	(662)

Pro forma net loss applicable to common shareholders	$(13,711)	$(9,266)	$(8,511)

Basic and diluted net loss per share applicable to common shareholders—as reported
As reported	$(0.28)	$(0.30)	$(0.38)
Pro forma	$(0.30)	$(0.30)	$(0.41)

The Company accounts for options and warrants issued to non-employees under SFAS 123 and Emerging Issues Task Force Issue No. (“EITF”) 96-18. The value of options and warrants are periodically re-measured over their vesting terms.

Net Loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

	December 31,
	2002	2001	2000
Warrants	11,449,236	6,143,863	2,421,331
Stock Options	4,417,829	2,609,313	2,101,958

Total Options and Warrants	15,867,065	8,753,176	4,523,284

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with purchased maturity of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. All of the Company’s cash equivalents are classified as available-for-sale as of December 31, 2002. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and accordingly, no adjustments have been made to other comprehensive income or stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income, if any. Such realized gains and losses are determined using the specific identification method. The Company has not experienced any realized gains or losses in any of the years ended December 31, 2002, 2001 or 2000. The fair value of these securities approximated the amortized cost at such dates. The Company did not hold any short term investments at December 31, 2002 or 2001. Cash and cash equivalents at consist of the following (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$3,378	$301
Money market funds	7	7,241

Total cash and cash equivalents	$3,385	$7,542

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$532	$653
Work-in-process	121	50
Finished goods	573	861

	$1,226	$1,564

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $242,000 and $141,000 at December 31, 2002 and 2001, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Equipment	$3,074	$6,019
Leasehold improvements	216	176

	3,290	6,195
Less accumulated depreciation and amortization	(2,260)	(4,872)

	$1,030	$1,323

Equipment includes property and equipment financed under capital leases which were $115,000 and $3,653,000 at December 31, 2002 and 2001, respectively. Accumulated amortization related to leased assets was $43,000 and $3,345,000 at December 31, 2002 and 2001, respectively.

Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. There was no single customer who represented greater than 10% of product sales in any periods presented in the statements of operations. The total export sales represented 67% of net sales for the year ended December 31, 2002. Japan and Germany were the only two countries that account for more than 10% of the Company’s net sales with Japan accounting for 33% and Germany accounting for 20% of net sales. Provisions for doubtful accounts were $79,000 and $75,000 for the years ended December 31, 2002 and 2001, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2002		2001		2000
United States	$729	33%	$743	39%	$1,334	52%
Europe	734	33%	613	33%	674	26%
Asia	741	33%	501	27%	548	21%
Rest of World	24	1%	4	1%	14	1%

Total Net Sales	$2,228		$1,861		$2,570

The Company purchases certain key components of its products, including the hydrophilic coating for certain of its microcatheters, from sole, single or limited source supplies. For certain of these components, there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the numerous components used in the Company’s products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company’s products would limit the Company’s ability to manufacture its products and would have a material adverse effect on the Company’s business, financial condition and results of operations.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a disposal of a segment of a business.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 and has determined that SFAS 144 does not have a significant impact on the Company’s historical financial position and results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial position and results of operations.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the company’s financial position and results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, “Accounting for Stock Issued to Employees,” to account for employee stock options.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investments in variable interest entities.

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

2.    Commitments

The Company leases facilities under an operating lease, which has been extended until November 2005. The Company also leases certain equipment under noncancelable capital leases (see Note 6). Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands).

	Operating Lease	Capital Leases
Year ending December 31:
2003	$466	$42
2004	511	25
2005	434	2
2006		—
2007	—	—

Total minimum payments required	$1,411	69

Less amount representing interest		(7)

Present value of future lease payments		62
Less current portion		(36)

Noncurrent portion		$26

Rent expense, net of a sublease rental, was approximately $577,000 in 2002, $587,000 in 2001 and $585,000 in 2000.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Stockholders’ Equity

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and has reserved 7,650,690 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

Activity under the plan is as follows:

	Shares Available	Outstanding Options
		Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 1999	1,811,045	1,760,851	$0.56-$7.00	$2.44
Additional shares reserved	57,005	—	—	—
Options granted	(1,237,001)	1,237,001	$1.09-$1.65	$1.21
Options exercised	—	(48,986)	$0.56-$1.40	$0.67
Options forfeited	936,908	(936,908)	$0.56-$5.88	$3.12

Balance at December 31, 2000	1,567,957	2,011,958	$0.56-$7.00	$1.41
Additional shares reserved	2,300,000	—	—	—
Options granted	(859,400)	859,400	$0.34-$2.09	$0.58
Options exercised	—	(183,258)	$0.34-$1.94	$1.08
Options forfeited	170,787	(170,787)	$0.34-$5.88	$1.29

Balance at December 31, 2001	3,179,344	2,517,313	$0.34-$7.00	$1.16
Additional shares reserved	1,500,000	—	—	—
Options granted	(1,916,403)	1,916,403	$0.69-$1.50	$1.49
Options exercised	—	(14,325)	$0.82-$1.52	$1.43
Options forfeited	75,562	(75,562)	$0.34-$2.56	$1.23

Balance at December 31, 2002	2,838,503	4,343,829	$0.34-$7.00	$1.30

At December 31, 2002, 2001 and 2000, approximately 2,126,437, 1,314,092 and 1,021,429 options, respectively, were outstanding and exercisable under the plan. All options granted in 2002, 2001 and 2000 were granted at fair value.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.34-$1.10	716,277	7.58	$0.44	346,236	$0.50
1.10- 1.20	609,790	7.40	1.16	534,067	1.16
1.20- 1.40	426,533	7.82	1.22	224,775	1.22
1.40- 1.65	2,148,335	8.32	1.49	679,214	1.46
1.65- 2.65	405,272	6.66	1.97	304,521	1.98
2.65- 7.00	37,622	5.33	3.54	37,622	3.54

$0.34-$7.00	4,343,829	7.84	$1.30	2,126,437	$1.31

1997 Directors’ Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of non-statutory stock options to non-employee directors of the Company. In 2002, options to purchase 8,000 shares were granted with a weighted average exercise price of $1.45. In 2002, options to purchase 22,000 shares were cancelled with a weighted average exercise price of $2.11. In February 2002, 4,000 options were exercised with a weighted average exercise price of $1.59. A total of 66,000 options are outstanding and exercisable under this plan.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase, as amended, and has reserved 1,750,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2002, 700,775 shares of common stock have been issued under the purchase plan.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

The following table summaries information about warrants outstanding at December 31, 2002 and the number of shares of common stock that the holder is entitled to purchase:

Date	In Connection With	Price Range	Outstanding
6/97	Bridge Loan	$1.05 & $7.00	326,055
6/97	Facility Lease	$7.00	1,428
6/97 & 6/98	Letter of Credit	$4.00-$7.00	79,047
6/99	Capital Lease	$2.54-$5.74	57,226
05/01	Private Placement	$0.638-$0.87	1,074,691
08/01	Private Placement	$1.91-$2.07	1,411,235
08/01	Private Placement Commission	$1.40-$1.52	282,247
06/01	Finance Consulting for Private Placement	$1.20	225,000
08/02	Private Placement	$0.90	2,028,991
08/02	Private Placement	$1.285	58,365
08/02	Private Placement Commission	$0.792-$1.131	698,287
10/02	Finance Consulting for Public Relations	$0.90	160,000
12/02	Private Placement	$0.825	1,962,000
12/02	Private Placement Commission	$0.8245	435,999
12/02	1999 and 2000 Private Placement Warrants (including anti-dilution shares)	$0.96-$1.44	2,648,665

	Total Warrants Outstanding		11,449,236

These warrants are exerciseable immediately and expire at the earliest of (i) between 3 to 10 years after the date of grant or (ii) the closing of the company’s sale of all or substantially all of its assets or (iii) the acquisition of the company by another entity by means of a merger or other transaction.

On August 5, 2002, the Company issued warrants to purchase an aggregate of 2,036,491 shares of our common stock at an exercise price of $0.90 per share in connection with the shares purchased in the August 2002 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 678,832 shares of our common stock at an exercise price of $0.792 as additional commission for the placement agent in this transaction. The warrant issued to the placement agent is not redeemable. The warrants issued to the investors are redeemable at a purchase price of $0.01 per warrant at the Company’s option if its common stock closes at or above $1.44 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders for the warrants of its intent to redeem.

On August 12, 2002, the Company issued warrants to purchase an aggregate of 58,365 shares of our common stock at an exercise price of $1.285 per share in connection with the shares purchased in the August 2002 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 19,455 shares of our common stock at an exercise price of $1.131 as additional commission for the placement agent in this transaction. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $2.056 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem. The warrant issued to the placement agent is not redeemable.

On December 31, 2002, the Company issued warrants to purchase an aggregate of 1,962,000 shares of its common stock at an exercise price of $0.8245 per share in connection with the shares purchased in the

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002 closing of its private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 435,999 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain “cashless exercise provisions.”

The Company has reserved 11,449,236 shares of common stock for issuance upon exercise of the warrants described above.

The investors who participated in the December 31, 2002 and January 22, 2003 closings of our private placement and the warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that may be triggered in certain instances.

In addition, the purchase agreements signed in connection with the December 31, 2002 and the January 22, 2003 closings of our recent private placement provide that if at any time during the two year period beginning on the respective closing dates of that placement our common stock is delisted from the Nasdaq National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the Nasdaq National SmallCap Market.

Accounting for Stock-Based Compensation

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model for 2002, 2001 and 2000 with the following weighted-average assumptions for 2002, 2001 and 2000, respectively; risk-free interest rates of approximately 2.5%, 2.5% and 6.5%; dividend yields of 0.0%, volatility factors of the expected market price of the Company’s common stock of 0.85, 1.42 and 0.8; and a weighted-average expected life of the options of four years.

The option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For fiscal years 2002, 2001 and 2000, the weighted average fair value of options granted is $0.78, $0.68 and $1.24, respectively.

4.    Notes Receivable from Officers

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. In August 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan as long as Dr. Radlick is a member of the Board of Directors. As security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 31, 2002, the balance of the loan is approximately

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$372,500, including approximately $94,000 of accrued interest. The note receivable and accrued interest are included in the accompanying balance sheet.

In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate of 6.42% at the time the note was issued and is due and payable in a single lump sum forty-eight months from the note date. The Board of Directors amended Mr. Wheeler’s agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2002, the balance of the loan is approximately $ 222,500, including approximately $30,000 of accrued interest. The note receivable and accrued interest are included in the accompanying balance sheet.

5.    Income Taxes

As of December 31, 2002, the Company had federal and state net operating loss carry forwards of approximately $87,000,000 and $21,000,000 respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $120,000 and $390,000, respectively. The net operating loss and credit carry forwards will expire at various dates beginning in 2003 through 2020, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$30,930	$26,400
Research credits carryforwards (federal and state)	710	340
Manufacturing investment credit carryforwards	80	70
Capitalized research and development	2,180	460
Other, net	1,020	380

Total deferred tax assets	34,920	27,650

Valuation allowance for deferred tax assets	(34,920)	(27,650)

	$—	$—

As of December 31, 2002 and 2001, the Company had deferred tax assets of approximately $34,920,000 and $27,690,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $7,230,000, $3,690,000 and $600,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    License Rights

In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc. granted the Company an exclusive royalty-free worldwide license to use Target Therapeutic’s technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutic’s technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutic’s technology. Under the License Agreement, the Company granted back to Target Therapeutic an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the “Target Field”). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutic’s technology. Target Therapeutic granted the Company a non-exclusive, royalty-free license to use Target Therapeutic’s technology to make, use and sell or otherwise distribute the Company’s products for use within the cardiology field, provided the Company’s products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target Therapeutic’s technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target Therapeutic an exclusive, royalty-free license to use the Company’s technology to make, have made, use and sell or otherwise distribute products within the Target Field.

In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target Therapeutic’s technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. The Company also agreed that it would not sell products utilizing Target Therapeutic’s technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutic an amount equal to 40% of the gross profit for such product.

7.    Subsequent Events

On January 22, 2003, we completed a second closing of our private placement in which we issued 973,325 shares of our common stock at prices of $0.74955 per share for an aggregate purchase price of $730,000. In addition, we issued to the investors warrants to purchase 438,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants will be exercisable beginning on March 23, 2003 and will be reduced on a share-for-shared basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between the closing and March 23, 2003. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants, and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party that acted as finder in connection with this private placement upon consummation of the second closing a total of $73,000 in cash and issued to the finder warrants to purchase 97,332 shares of our common stock at an exercise price of $0.8245. The Company registered for resale the Common Stock issued in this private placement, including shares underlying the warrants.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-shared basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

SCHEDULE II

CARDIMA, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2002	$75	$22	$(17)	$80
Year Ended December 31, 2001	$124	$19	$(68)	$75
Year Ended December 31, 2000	$92	$26	$6	$124

Inventory Reserves:
Year Ended December 31, 2002	$141	$118	$(17)	$242
Year Ended December 31, 2001	$212	$75	$(146)	$141
Year Ended December 31, 2000	$320	$(89)	$(19)	$212