Form 10-Q
period 2003-03-31
CARDIMA INC
filed 2003-05-15
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

As of May 12, 2003, there were 62,931,248 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I.    Financial Information

PART I.

Item 1.    Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	March 31, 2003 (Unaudited)	December 31, 2002 (1)
Current assets:
Cash and cash equivalents	$2,827	$3,385
Accounts receivable, net of allowances for doubtful accounts of $80 at March 31, 2003 and $79 at December 31, 2002	420	318
Inventories	1,061	1,226
Other current assets	427	622

Total current assets	4,735	5,551
Property and equipment, net	891	1,030
Notes receivable from officers	603	595
Other assets	89	89

	$6,318	$7,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,191	$2,029
Accrued compensation	1,099	1,238
Other current liabilities	617	276
Capital lease obligation—current portion	43	142

Total current liabilities	2,950	3,685

Deferred rent	16	4
Capital lease obligation—noncurrent portion	98	26

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 58,472,803 shares issued and outstanding at March 31, 2003; 54,394,264 as of December 31, 2002; at amount paid in	96,928	94,003
Accumulated deficit	(93,674)	(90,453)

Total stockholders’ equity	3,254	3,550

	$6,318	$7,265

(1)	The balance sheet as of December 31, 2002 was derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2003	2002
Net sales	$638	$766
Cost of goods sold	1,085	890

Gross margin	(447)	(124)

Operating expenses:
Research and development	950	833
Selling, general and administrative	1,834	1,633

Total operating expenses	2,784	2,466

Operating loss	(3,231)	(2,590)

Interest and other income	12	28
Interest expense	(2)	(8)

Net loss	$(3,221)	$(2,570)

Basic and diluted net loss per share	$(0.06)	$(0.06)

Shares used in computing basic and diluted net loss per share	55,344	42,641

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,221)	$(2,570)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	220	247
Reversal of stock-based compensation	—	(122)
Loss on disposal of assets	7	6
Non-cash interest income on notes receivable from officers	(8)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(102)	(230)
Inventories	165	(21)
Other current assets	153	3
Other assets	42	105
Accounts payable	(838)	(229)
Accrued employee compensation	(139)	(274)
Other current liabilities	341	4
Deferred rent	12	(6)

Net cash used in operating activities	(3,368)	(3,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88)	(390)

Net cash used in investing activities	(88)	(390)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases	(27)	(114)
Net proceeds from sale of common stock	2,925	67

Net cash provided by (used in) financing activities	2,898	(47)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(558)	(3,531)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,385	$7,542

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,827	$4,011

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

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

The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying balance sheet at December 31, 2002 has been derived from these audited financial statements.

2.    MANAGEMENT’S PLANS

As of March 31, 2003, the Company had approximately $2,827,000 in cash and cash equivalents, working capital of $1,785,000 and an accumulated deficit of $93,673,000. Management expects to continue to incur additional losses in the foreseeable future as the Company completes its key clinical trial in the United States, commercialization of the REVELATION® Tx in the United States and the commercialization of the REVELATION® Helix in Europe. Management believes that the Company’s cash balances will be sufficient to fund planned expenditures through September 30, 2003. Although management recognizes the need to raise funds in the near future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if such a transaction is consummated, that the terms and conditions of such financing will not be unfavorable to us. Any failure by management to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern.

The Company continues to initiate relationships with new distributors worldwide. As of March 31, 2003, the Company had distributors in place in eight countries that provide service and sales support in twelve countries, consultants and sales agents in place in two countries that provide service and sales support in five countries and a European distribution center in place which provides service and sales support to an additional nine European countries. The Company is currently seeking regulatory approval of all its therapeutic products in China, but cannot predict if its products will ultimately be approved for sale in that region. In addition, the Company cannot predict whether or not it will be successful in marketing and selling its diagnostic and therapeutic products in China and other Asian countries. Recent foreign regulatory approval developments affecting the Company’s product registrations include the acceptance by Turkey of the CE Mark already in place in Europe for the Company’s diagnostic and therapeutic products and the ratification of an agreement between the EU and Switzerland, granting approval to market and sell CE Mark products in that country.

3.    PRIVATE PLACEMENTS

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at a price per share of $0.74955 for an aggregate net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable on March 1, 2003 and March 23, 2003, respectively, and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between each of the closings and March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party which acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $2.3 million. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the March 28, 2003 closing, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on October 11, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We are obligated to issue to a party which acted as finder in connection with this closing of the recent private placement 24,746 shares of our common stock as consideration for its execution of a new letter agreement. We also paid to the parties that acted as agents in connection with this private placement upon the April 11, 2003 closing, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

4.    INVENTORIES

Inventories consists of the following (in thousands):

	March 30, 2003	December 31, 2002
Raw materials	$516	$532
Work-in-process	190	121
Finished goods	355	573

	$1,061	$1,226

The amounts shown above are net of reserves for excess and obsolete inventory of $276,000 and $242,000 at March 31, 2003 and December 31, 2002, respectively. The Company provides reserves for potential excess quantities and obsolescence as a result of technological advances which impact inventories on hand.

5.    REVENUE RECOGNITION

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

Of the initial 462,576 shares that were re-priced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of March 31, 2003. The cumulative non-cash compensation expense for the re-valuation of these re-priced options is $25,000 from the date of repricing in 2000 until March 31, 2003. No expenses related to the re-pricing were recorded for the quarter ended March 31, 2003 because the closing price of $1.00 on March 31, 2003 was below the re-price strike price of $1.16 per share, therefore, no adjustment was required.

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

9.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 on January 1, 2003 did not have a significant impact on our financial position and results of operations.

In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the recognition requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 in January 2003 did not have a material impact on the Company’s financial position or results of operations.

The following information regarding pro forma net loss and loss per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net loss and loss per share pursuant to FAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to FAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.8% and 2.5%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 89.0% and 85.0%; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(3,221)	$(2,570)
Add:
Stock-based employee compensation expense included in reported net income	—	(149)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(186)	(143)

Pro forma net loss	$(3,407)	$(2,862)

Basic and diluted net loss per share
As reported	$(0.06)	$(0.06)

Pro forma	$(0.06)	$(0.07)

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include our ability to obtain adequate funding, whether our premarket approval application, or PMA, will be approved by the U.S. Food and Drug Administration, whether we will be able to conduct successful clinical trials, whether we will be able to obtain timely regulatory approvals and gain acceptance from the marketplace for our products, whether we will be able to successfully market, sell and derive sufficient revenue from our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in the Company’s SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have been engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to emit radio frequency energy for ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that can be adapted to and used with all conventional ECG-recording systems and radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

We have generated revenues of approximately $15.6 million from inception to March 31, 2003. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION and REVELATION Tx microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in August 1998 and March 1999, respectively.

We have obtained the right to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheter systems for both mapping and ablation of atrial fibrillation and for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, permitting us to market these products in the member countries of the European Union. We received 510(k) clearances for the (1) REVELATION microcatheter for mapping and pacing diagnostic electrophysiology studies including atrial fibrillation; (2) PATHFINDER, PATHFINDER mini and the TRACER microcatheters for mapping and pacing epicardial electrophysiological studies from the coronary venous vasculature including ventricular tachycardia; (3) VUEPORT balloon guiding catheter and (4) NAVIPORT deflectable tip guiding catheter. On July 25, 2000, we announced that we submitted a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system will use commercially available electro-surgical radio frequency, or RF, generators, a Cardima surgical prove using multi-electrode linear array microcatheter technology and INTELLITEMP, a novel power-channeling device which allows the surgeon to apply RF energy to any or all of the individual electrodes on the probe.

We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the U.S. Food and Drug Administration, or FDA, in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation.

While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. During 2001, management decided to conserve and concentrate resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and in Europe. We have completed the Phase III clinical trial in the United States of the REVELATION Tx microcatheter system for the treatment of atrial fibrillation and on September 30, 2002 submitted the PMA application to the FDA. On November 5, 2002, the PMA was accepted by the FDA and was granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device Panel on May 29, 2003.

We began a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. To date, 43 patients have been treated at five sites. The purpose of this study is to gain clinical data that will be important to future marketing efforts of the REVELATION Helix in Europe and potentially used as initial data for our planned REVELATION Helix clinical trial in the United States. We received CE mark approval for the REVELATION Helix in the European Union in December 2001 and for the REVELATION Helix ST in May 2002.

As of April 30, 2003, following the closing on April 11, 2003 of our private placement, we have cash and cash equivalents of approximately $4,500,000. Our management believes that our cash balances as of April 30, 2003, will be sufficient to fund planned expenditures through September 30, 2003. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transactions, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

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

Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventory amounts are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand.

Results Of Operations—Three Months Ended March 31, 2003 And 2002

Net Sales

Net sales for the quarter ended March 31, 2003 decreased 17% to $638,000 from $766,000 for the same period in 2002. This decrease was primarily due to 52% lower revenues in Europe, comparing $159,000 in the first quarter of 2003 to $328,000 in the first quarter of 2002, which included significant revenues from the initial product launch of the REVELATION® Helix in Europe during the first three months of 2002. Revenues in Asia/Pacific decreased 17%, comparing $209,000 in the first quarter of 2003 to $252,000 in the first quarter of 2002, while sales in the United States increased 33% to $244,000 for the first quarter of 2003 compared with $184,000 for the equivalent quarter in 2002. Revenues in the United States are reflective of strong sales of existing diagnostic and guiding catheters. The first quarter of 2003 marks the fourth consecutive quarter of increased sales, from $423,000 in the second quarter of 2002, to $444,000 in the third quarter of 2002, to $595,000 in the fourth quarter of 2002 and finally to $638,000 in the first quarter of 2003.

Accounts receivable increased 32% to $420,000 at March 31, 2003 from $318,000 at December 31, 2002, which correlates directly to the 34% increase in revenue when comparing the quarter ended March 31, 2003 to the fourth quarter ended December 31, 2002. Allowance for doubtful accounts increased slightly to $80,000 at March 31, 2003 from $79,000 at December 31, 2002.

We have continued to focus our resources on the submission of the PMA of the REVELATION® Tx microcatheter system, while awaiting the outcome of our scheduled Circulatory Systems Device Panel Meeting with the FDA on May 29, 2003. We also plan to increase our sales and marketing capabilities in the diagnostic electrophysiology market so that we may increase future revenue opportunities.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for the quarter ended March 31, 2003 increased 22% to $1,085,000 from $890,000 for the same period in 2002. This increase was primarily due to the lower unit sales of higher margin therapeutic products sold in the first quarter of 2003 when compared to the product mix sold in the first quarter of 2002. Inventory reserves for excess and obsolete inventory increased $34,000, or 14%, from December 31, 2002 to March 31, 2003. This increase was primarily due to a higher number of units in finished goods with shelf live expiration dates within six months of March 31, 2003. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write off specific inventory or have determined that inventory is obsolete, we subsequently dispose of that inventory.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses, including regulatory and clinical functions for the quarter ended March 31, 2003 increased 14% to $950,000 from $833,000 for the same quarter in 2002. More specifically, our investment in new product development for the quarter ended March 31, 2003 increased only 4% to $422,000 from $404,000 for the same period in 2002, as all programs not directly related to the atrial fibrillation clinical trial have been postponed. Regulatory and clinical expenses for the quarter ended March 31, 2003 increased 23% to $528,000 from $429,000 for the same quarter in 2002. The increase was due to the costs associated with finalizing the Phase III clinical trials for REVELATION® Tx and preparing all the supporting data in preparation for the May 29, 2003 meeting of the Circulatory Systems Device Panel of the FDA.We expect total research and development expenses to decrease in 2003, while costs associated with clinical and regulatory expenses will increase throughout the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2003 increased 12% to $1,834,000 from $1,633,000 for the same period in 2002. Selling expenses for the quarter ended March 31, 2003 remained essentially flat between the periods, comparing $757,000 in 2003 with $763,000 for the same period in 2002, while general and administrative expenses for the quarter ended March 31, 2002 increased 24% to $1,077,000 from $870,000 for the same period in 2002. The increase in general and administrative expenses in this period is due primarily to the administrative costs indirectly associated with the financing activities and increased expenses related to investor and public relation activities.

Interest and Other Income

Interest and other income for the quarter ended March 31, 2003 decreased to $12,000 from $28,000 for the same period in 2002. The decrease was primarily due to lower average cash balances and lower interest rates during the first quarter of 2003 compared to the same period in 2002.

Interest Expense

Interest expense for the quarter ended March 31, 2003 decreased to $2,000 from $8,000 for the same period in 2002. This decrease was primarily due to the expiration and payoff of certain capital equipment leases.

Liquidity And Capital Resources

We have financed our operations to date, principally through (1) private placements of equity securities, which have yielded net proceeds of $98,500,000 through March 31, 2003, (2) our initial public offering of Common Stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) sale of certain of our non-core patents to Medtronic for $8,000,000 and (5) equipment leases to finance certain capital equipment, which have provided proceeds in the amount of $4,700,000. As of March 31, 2003, we had approximately $2,827,000 in cash and cash equivalents. On January 22, 2003, March 28, 2003 and April 11, 2003, we sold a total of 8,310,087 shares of common stock in private placements to accredited investors resulting in net proceeds, after expenses, of approximately $6.8 million.

Net cash used in operating activities was approximately $3,368,000 in the quarter ended March 31, 2003, compared to $3,094,000 for the quarter ended March 31, 2002. The 9% increase of cash used in operating activities is due to the higher net loss offset by the increase in the collection of accounts receivable and accrued payables. Net cash provided by financing and investing activities was approximately $2,810,000 for the first quarter of 2003, compared to net cash used by financing and investing activities of $437,000 in the comparable quarter of 2002. This change was primarily due to the closing of private placements in January and March of 2003 and the expiration and subsequent payoff of certain capital leases during the quarters following the first quarter of 2002.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, the extent to which our products gain market acceptance and competitive developments.

As of March 31, 2003, we have an accumulated deficit of approximately $93,700,000. Our management expects to continue to incur additional losses in the foreseeable future as it completes new product development and product commercialization. As of March 31, 2003, our cash balance was approximately $2.8 million, we had accounts receivable of approximately $0.5 million and we had total liabilities of approximately $3.0 million. As of April 30, 2003, following the closing on April 11, 2003 of our private placement, we have cash and cash equivalents of approximately $4,500,000. Our management believes that our cash balances as of April 30, 2003, will be sufficient to fund planned expenditures through September 30, 2003. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transactions, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us.

We must seek to raise additional funds prior to September 30, 2003 through public or private financing, collaborative relationships or other arrangements. We expect equity financing will be dilutive to stockholders and debt financing, if available, may include restrictive covenants. Collaborative arrangements, if necessary, may require us to relinquish our rights to certain technologies, products, or marketing territories. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

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

Our net losses were approximately $12.6 million for the year ended December 31, 2002, $9.3 million for the year ended December 31, 2001 and $7.8 for the year ended December 31, 2000. As of March 31, 2003, our accumulated deficit was approximately $93.7 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock a price per share of $0.74955 for an aggregate purchase price of $4.0 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable on March 1, 2003 and March 23, 2003, respectively, and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between each of the closing dates and March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party which acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the March 28, 2003 closing, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on October 11, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the April 11, 2003 closing, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935. We are also obligated to issue to a party that acted as finder in connection with this closing of the recent private placement 24,746 shares of our common stock as consideration for its execution of a new letter agreement.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, the price per share of the common stock sold in the December 31, 2002 and the January 22, 2003 closings of our private placement and the exercise price of the warrants issued to the investors and the finder who participated in the closings were discounted from the closing price of our common stock on those dates. Also, the price per share of the common stock sold in the March 28, 2003 and April 11, 2003 closings of our recent private placement represented a discount to the closing price of our common stock on those dates. It is possible that we may close future private placements involving the issuance of securities at a price per share that represents a discount to the closing price of our common stock. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which certain shares of our common stock and certain warrants were issued. Currently, the number of shares of our common stock issued to the investors who participated in the December 31, 2002 and January 22, 2003 closings of our private placement and the number of shares of common stock issuable upon the exercise of warrants held by those investors and the number of shares of common stock issuable upon exercise of warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that may be triggered in certain instances.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. As of March 31, 2003, our cash balance was approximately $2.8 million, we had accounts receivable of approximately $0.5 million and we had total liabilities of approximately $3.0 million. Following the closings on March 28, 2003 and April 11, 2003 of our private placement, as of April 30, 2003, we have cash and cash equivalents of approximately $4.5 million. Our management believes that our cash balances as of April 30, 2003, will be sufficient to fund planned expenditures through September 30, 2003. Controllable expenses, such as overtime and travel, have been curtailed and all expenses are being closely monitored. There can be no assurance that we can or will obtain additional financing to fund our operations after September 30, 2003.

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

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering. The letter agreement also provided for the payment of a cash fee of $25,000 upon execution of the agreement, and a break-up fee of $100,000 (net of the fee paid upon execution) for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placements were undertaken without the November 2002 Advisor’s assistance, and in April 2003 we paid to the November 2002 Advisor a net break-up fee of $75,000. On April 17, 2003, we terminated this letter agreement, effective May 18, 2003. The November 2002 Advisor has acknowledged and agreed to the terms of that termination, including that no additional fees will be owed by us under this letter agreement other than those owed upon subsequent exercise of any warrants held by purchasers introduced through the November 2002 Advisor.

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

On December 28, 2002, we retained another party, or the January 2003 Finder, to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchase shares of our common stock that closed on December 31, 2002 and January 22, 2003. The January 2003 Finder received a cash finder’s fee of $300,000 and warrants to purchase 533,331 shares of our common stock at a price per share of $0.8245 in connection with the December 31, 2002 and January 23, 2003 closings of our private placements. On January 13, 2003, we entered into a new letter agreement with the January 2003 Finder, pursuant to which the January 2003 Finder would act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchaser shares of our common stock that closed on March 28, 2003 and April 11, 2003. The January 2003 Finder was entitled to receive 24,746 shares of our common stock upon execution of the letter agreement. The letter agreement with this finder also provides for the payment of fees to the January 2003 Finder equal to 7.5% of the gross proceeds of the March 28, 2003 and April 11, 2003 closings of the private placement, including any proceeds from the exercise of the Warrants. In addition to the cash fee, the January 2003 Finder will receive warrants to purchase a number of shares equal to 10% of the number of shares sold in the March 28, 2003 and April 11, 2003 closings of the private placement.

On March 11, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the March 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 6% of the gross proceeds of the offering. In addition to the cash fee, the advisor has the right to receive warrants to purchase a number of shares equal to 6% of the number of securities issued in such offering at an exercise price equal to 110% of the market price. On April 29, 2003, we terminated this letter agreement, effective May 6, 2003. The March 2003 Advisor has acknowledged and agreed to the terms of that termination, including that no fees are owed by us under this letter agreement.

Despite the termination letter that we delivered to the 2001 Advisor on August 21, 2002 terminating our obligations to pay the 2001 Advisor a commission or to issue them warrants in connection with sales of our securities after September 20, 2002, we received on January 7, 2003, a letter from the 2001 Advisor asserting that it also is owed (i) approximately $245,000 plus (ii) five year warrants to purchase approximately 436,000 shares of the our common stock at an exercise price of $0.8245 per share, in each case arising in connection with a private placement of securities consummated by us in December 2002. In addition, on February 2, 2003 we received another letter from the 2001 Advisor asserting that it is also owed (i) approximately $54,717 plus (ii) five year warrants to purchase approximately 97,332 shares of our common stock at an exercise price of $0.8245 per share, in each case in connection with the January 22, 2003 closing of our private placement. Any payments to the 2001 Advisor or warrants issued to the 2001 Advisor would be in addition to placement fees and warrants paid to the January 2003 Finder pursuant to the terms of our letter agreement with the January 2003 Finder. We have not yet received a letter from the 2001 Advisor claiming additional fees or warrants in connection with the March 28, 2003 and April 11, 2003 closings of our recent private placement, but there can be no guarantee that such a claim will not be made.

In connection with the March 28, 2003 and April 11, 2003 closings of our private placement, (i) the July 2002 Advisor received an aggregate cash finder’s fee of $351,400 and warrants to purchase 590,587 shares of our common stock at a price per share of $0.935, (ii) the November 2002 Advisor received an aggregate cash finder’s fee of $15,937.50 and warrants to purchase 25,000 shares of our common stock at a price per share of $0.935, (iii) the December 2002 Advisor received an aggregate cash finder’s fee of $40,000 and warrants to purchase 44,117 shares of our common stock at a price per share of $0.935, and (iv) the January 2003 Finder received an aggregate cash fee of $37,781 and warrants to purchase 82,970 shares of our common stock at a price of $0.935.

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

We received approval to sell our PATHFINDER, PATHFINDERMini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx and REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST microcatheters for ablation of atrial fibrillation in the European Union. In July 2002, we announced that we submitted to the FDA a 510(k) pre-market notification application for a surgical ablation system for use in minimally invasive cardiac surgery. This new system is designed to use a Cardima surgical probe using multi-electrode linear array microcatheter technology, a novel power-channeling device, the INTELLITEMP, which allows the surgeon to apply radio frequency, or RF, energy to any or all of the individual electrodes on the probe and commercially available electro-surgical RF generators.

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

We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific Corporation currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics’ technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. The loss of our exclusive rights to the Target Therapeutics-based microcatheter technology would significantly harm our business.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Since we did not have a short-term investments or a line of credit obligation as of March 31, 2003, we do not have any material quantitative disclosures about market risk.

Item 4.    Controls and Procedures

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

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

On January 22, 2003, we sold by means of the second closing of a private placement an aggregate of 973,339 shares of our common stock a price per share of $0.74955 for net proceeds of approximately $650,000. In addition, we issued to the investors warrants to purchase 438,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable on March 23, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between January 22, 2003 and March 23, 2003. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. Upon the January 22, 2003 closing of the transaction, we paid to the finder a total of $54,750 in cash and issued to the finder warrants to purchase 97,333 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $2.3 million. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

Following the end of the first quarter of 2003, on April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on October 11, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the closing transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

We intend to use the proceeds received from the sale of our securities on January 22, 2003, March 28, 2003 and April 11, 2003 for working capital, including, without limitation, costs and expenses relating to our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter currently in Phase III trial, planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the January 22, 2003 closing of our private placement. We filed with the SEC a registration statement on Form S-3 in connection with that placement.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the March 28, 2003 and April 11, 2003 closings of our most recent private placement. We filed with the SEC a registration statement on Form S-3 in connection with that private placement.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10.45(1)	Form of Stock and Warrant Purchase Agreements between Cardima and certain purchasers dated March 28, 2003 and April 11, 2003.

10.46(2)	Form of warrants to purchase common stock of Cardima, Inc. issued to the Placement Agent.

10.47(3)	Form of warrant to purchase common stock of Cardima, Inc. issued to the Finder.

10.48(4)	Form of warrants to purchase common stock of Cardima, Inc. issued to the Placement Agents.

99.1	Section 1350 Certification of the Chief Executive Officer of Cardima, Inc.

99.2	Section 1350 Certification of the Chief Financial Officer of Cardima, Inc.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed April 28, 2003.

(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed April 28, 2003.

(b)	Reports on From 8-K

On January 6, 2003, we filed a report on Form 8-K to disclose the terms of the December 31, 2002 and March 28, 2003 private placements.

On January 29, 2003, we filed a report on Form 8-K/A amending the report on Form 8-K that we filed on January 6, 2003.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2003	CARDIMA, INC.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Gabriel B. Vegh
Gabriel B. Vegh Chairman of the Board and Chief Executive Officer

I, Ronald E. Bourquin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cardima, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Ronald E. Bourquin
Ronald E. Bourquin Senior Vice President, Chief Financial Officer and Secretary