Form 10-Q
period 2003-06-30
CARDIMA INC
filed 2003-08-14
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 4, 2003, there were 62,950,415 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I.    Financial Information

PART I.

Item 1.    Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	June 30, 2003 (Unaudited)	December 31, 2002 (1)
Current assets:
Cash and cash equivalents	$2,165	$3,385
Accounts receivable, net of allowances for doubtful accounts of $85 at June 30, 2003 and $79 at December 31, 2002	216	318
Inventories	1,209	1,226
Other current assets	444	622

Total current assets	4,034	5,551
Property and equipment, net	778	1,030
Notes receivable from officers	610	595
Other assets	39	89

	$5,461	$7,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,034	$2,029
Accrued compensation	978	1,238
Other current liabilities	272	276
Capital lease obligation—current portion	177	142

Total current liabilities	2,461	3,685

Deferred rent	27	4
Capital lease obligation—noncurrent portion	104	26

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized, 62,950,415 shares issued and outstanding at June 30, 2003; 54,394,264 issued and outstanding as of December 31, 2002; at amount paid in	100,210	94,003
Accumulated deficit	(97,341)	(90,453)

Total stockholders’ equity	2,869	3,550

	$5,461	$7,265

(1)	The balance sheet as of December 31, 2002 was derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$491	$423	$1,129	$1,189
Operating expenses:
Cost of goods sold	821	703	1,906	1,593
Research and development	1,495	1,213	2,445	2,046
Selling, general and administrative	1,859	1,688	3,693	3,321

Total operating expenses	4,175	3,604	8,044	6,960

Operating loss	(3,684)	(3,181)	(6,915)	(5,771)
Interest and other income	21	19	33	47
Interest expense	(4)	(6)	(6)	(14)

Net income (loss)	$(3,667)	$(3,168)	$(6,888)	$(5,738)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.12)	$(0.13)

Shares used in computing basic and diluted net loss per share	62,391	42,705	57,611	42,712

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,888)	$(5,738)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	384	505
Reversal of stock-based compensation	—	(287)
Loss on disposal of assets	9	5
Non-cash interest income on notes receivable from officers	(15)	(15)
Changes in operating assets and liabilities:
Accounts receivable	102	(60)
Inventories	17	(128)
Other current assets	178	(58)
Other assets	50	119
Accounts payable	(995)	55
Accrued employee compensation	(260)	(64)
Other current liabilities	(4)	133
Deferred rent	23	(12)

Net cash used in operating activities	(7,399)	(5,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(141)	(435)

Net cash used in investing activities	(141)	(435)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under leases	113	(196)
Net proceeds from sale of common stock	6,207	107

Net cash provided by (used in) financing activities	6,320	(89)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,220)	(6,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,385	$7,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,165	$1,473

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

The operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying balance sheet at December 31, 2002 has been derived from these audited financial statements.

2.    MANAGEMENT’S PLANS

As of June 30, 2003 the Company has approximately $2,165,000 in cash and cash equivalents, working capital of $1,573,000 and an accumulated deficit of $97,341,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards completion of its key clinical trial in the United States, commercialization of the REVELATION® Tx in the United States and commercialization of the REVELATION® Helix in Europe. [Management believes that the Company’s cash balances will fund planned expenditures into the middle of September 2003. Although management recognizes the need to raise funds in the near future and is currently attempting to raise funds to continue operations, there can be no assurance that the Company will be successful in consummating any such transaction, or, if such a transaction is consummated, that the terms and conditions of such financing will not be unfavorable to us.] [Following the closing on August 13, 2003 of our private placement, we have cash and cash equivalents of approximately $            . Our management currently estimates that our cash balances as of August 13, 2003 will be sufficient to fund planned expenditures until approximately [MONTH] [DATE], 2003, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on August 13, 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Furthermore, certain provisions in the documents governing the private placement closed on August 13, 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 13, 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 13, 2003 private placement.] Any failure by management to obtain additional funding will result in our inability to continue as a going concern.

The Company continues to initiate relationships with new distributors worldwide. As of June 30, 2003, the Company had distributors in place in eight countries that provide service and sales support in twelve countries; consultants and sales agents in place in two countries that provide service and sales support in five countries; and a European distribution center in place which provides services and sales support to an additional nine European countries. The Company is currently seeking regulatory approval of all its therapeutic products in China, but cannot predict whether its products will ultimately be approved for sale in that region. In addition, the Company cannot predict whether or not it will be successful in marketing and selling its diagnostic and therapeutic products in China or other Asian countries. Recent additions to the Company’s product registrations include Canadian Device License acceptance for the REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix product lines of cardiac ablation catheters by the Canadian Therapeutic Products Directorate to enable commercial distribution throughout Canada.

3.    CRITICAL ACCOUNTING POLICIES

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

Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand.

4.    PRIVATE PLACEMENTS

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at a price per share of $0.74955 for an aggregate net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable on March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party who acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $2.3 million. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-by-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the March 28, 2003 closing of the transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on October 11, 2003 and will be reduced on a share-by-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We are obligated to issue to a party which acted as finder in connection with this closing of the private placement 24,746 shares of our common stock as consideration for its execution of a new letter agreement. We also paid to the parties that acted as agents in connection with this private placement upon the April 11, 2003 closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

Subsequent to the quarter end, on August 13 and August 14, 2003, we sold by means of a private placement an aggregate of approximately 10,222,800 shares of our common stock at a price of $0.5296 per share and approximately 979,600 shares of common stock at a price of $0.5664 per share for gross proceeds of approximately $6,000,000. In addition, we issued to the investors warrants to purchase approximately 3,084,840 shares of our common stock at an exercise price of $0.7282 per share and warrants to purchase approximately 293,880 shares of our common stock at an exercise price of $0.7788 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592 or             , respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We paid a total of $420,000 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase approximately 272,543 shares of our common stock at an exercise price of $0.8375 and warrants to purchase approximately 5,840,010 shares of our common stock at an exercise price of $1.10. The closing of this transaction will cause additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

5.    RESTRUCTURING

On June 30, 2003, our workforce was reduced by 21 employees, of which fifteen (15) were in operations, four (4) in research and development and two (2) in marketing and general and administration in order to concentrate all resources on continued efforts to resubmit data to the FDA for the approval of the REVELATION Tx. Additionally, the Company accepted the resignation of former Chief Financial Officer and Secretary, Ronald E. Bourquin, who left to pursue other interests. Barry D. Michaels joined the company on June 30, 2003 as Interim Chief Financial Officer and Secretary. Restructuring charges are expected to be approximately $325,000 with $117,000 in research and development, $137,000 in marketing and general and administration and $71,000 in operations. Approximately $60,000 of the total costs were paid out on June 30, 2003 and we expect $184,000 to be paid in the third quarter of 2003 and $71,000 in the fourth quarter of 2003.

6.    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$451	$532
Work-in-process	241	121
Finished goods	517	573

	$1,209	$1,226

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $189,000 and $242,000 at June 30, 2003 and December 31, 2002, respectively. The Company provides reserves for potential excess quantities and obsolescence as a result of technological advances which impact inventories on hand.

7.    STOCK OPTION RE-PRICING

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

Of the initial 462,576 shares that were repriced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of June 30, 2003. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until June 30, 2003. No expenses related to the re-pricing were recorded for the quarter ended June 30, 2003 because the closing price of $0.72 on June 30, 2003 is below the repriced exercise price of $1.16 per share and, therefore, no adjustment was required.

8.    NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

9.    COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

10.    RECENT ACCOUNTING PRONOUNCEMENTS

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

11.    STOCK-BASED COMPENSATION

The following information regarding pro forma net loss and net loss per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method proscribed by FAS 123. The resulting effect on net loss and net loss per share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to FAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the six months ended June 30, 2003 and 2002, respectively: risk-free interest rates of 2.16% and 2.50%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 103% and 85%; and a weighted-average expected life of the option of four years.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss—as reported	$(3,667)	(3,168)	$(6,888)	$(5,738)
Add:
Stock-based employee compensation (benefit) expense included in reported net loss		(165)		(314)

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(316)	(183)	(502)	(326)

Pro forma net loss	$(3,983)	$(3,516)	$(7,390)	$(6,378)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.07)	$(0.12)	$(0.13)

Pro forma	$(0.06)	$(0.08)	$(0.13)	$(0.15)

12.    SUBSEQUENT EVENTS

On July 16, 2003, we received notice from the Canadian Medical Devices Bureau that they may suspend our license to sell the REVELATION® family of products because they believe the products may no longer meet the safety and effectiveness requirements. We have requested a hearing and it has been granted, with a date scheduled for August 28, 2003.

Currently, our common stock trades on the Nasdaq SmallCap Market. On July 22, 2003, we received notification from the NASD that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq for a period of more than thirty consecutive trading days. In its notification, the NASD informed us that we have 180 calendar days, or until January 12, 2004, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before January 12, 2004. Furthermore, the NASD will require that we meet all of the applicable listing requirements. See “Factors Affecting Future Results—Our stock may become subject to penny stock rules, which may make it more difficult for investors to sell their shares and may lead to financial penalties under certain of our agreements.”

[On August 13, 2003, we sold by means of a private placement an aggregate of ________ shares of our common stock at a price of $0.5296 per share for gross proceeds of $_______. In addition, we issued to the investors warrants to purchase _______ shares of our common stock at an exercise price of $0.7282 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and certain other conditions are met, including the continued listing of our common stock on specified securities exchanges or trading markets and the effectiveness of a registration statement covering the resale of the warrant shares. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We cannot assure you that we will be able to redeem the warrants. We paid a total of $________ in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase _______ shares of our common stock at an exercise price of $0.8375 and warrants to purchase _______ shares of our common stock at an exercise price of $______. ]

[We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in connection with the August 13, 2003 placement. A registration statement on Form S-3 will be filed with the SEC in connection with that placement. The terms of the private placement agreements will require us to make specified payments to the investors if we fail to file this registration statement, cause it to be declared effective or make it continuously available for resales, within specified time periods.]

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include the Company’s ability to obtain adequate funding, whether we will re-submit our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system, and whether the re-submitted PMA will be approved by the U.S. Food and Drug Administration, whether we will be able to conduct successful clinical trials, whether we will be able to obtain timely regulatory approvals and gain acceptance from the marketplace for its products, whether we will be able to successfully market, sell and derive sufficient revenue from our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in the Company’s SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have engaged in the design, research, development, manufacturing and testing of microcatheter systems for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We develop microcatheter systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, we believe all of our microcatheters are disposable, single-use products that can be adapted to and used with all conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

We have generated revenues of approximately $16.1 million from inception to June 30, 2003. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

We have obtained the right to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix, REVELATION Helix ST and REVELATION Helix STX microcatheter systems for both mapping and ablation of atrial fibrillation and for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, permitting us to market these products in the member countries of the European Union. We received 510(k) clearances for the (1) REVELATION microcatheter for mapping and pacing diagnostic electrophysiology studies including atrial fibrillation; (2) PATHFINDER, PATHFINDER mini and the TRACER microcatheters for mapping and pacing epicardial electrophysiological studies from the coronary venous vasculature including ventricular tachycardia; (3) VUEPORT balloon guiding catheter and (4) Naviport deflectable tip guiding catheter. On January 29, 2003, we received notice from the FDA that they had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP®, an RF energy management device, which allows surgeons to apply RF energy through up to eight probe electrodes simultaneously.

We will be required to conduct clinical trials, demonstrate safety and effectiveness and obtain PMA approval from the FDA in order to sell any of the Company’s products for treating atrial fibrillation or ventricular tachycardia in the United States. Specifically, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation.

While we produce and sell microcatheters for the diagnosis of ventricular tachycardia, our current efforts focus on the development of microcatheters to diagnose and treat atrial fibrillation. During 2001, management decided to conserve and concentrate resources on the clinical trials for our atrial fibrillation products with the objective of completing the regulatory approval process in both the United States and in Europe. We completed the Phase III clinical trial in the United States of the REVELATION Tx microcatheter system for the treatment of atrial fibrillation and on September 30, 2002 submitted the PMA application to the FDA. On November 5, 2002, the PMA was accepted by the FDA and was granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device Panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel recommended that the U.S. Food and Drug Administration not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We have subsequently requested a meeting with the FDA, in which we intend to provide new analysis, including data from an expanded patient base, and clarification of previously submitted data.

We completed a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. By the end of the study which was completed in August 2002, 43 patients had been treated at five sites. The purpose of this study was to gain clinical data that will be important to future marketing efforts of the REVELATION Helix in Europe and potentially used as initial data for our planned REVELATION Helix clinical trial in the United States. We received CE mark approval for the REVELATION Helix in the European Union in December 2001, for the REVELATION Helix ST in May 2002 and for the REVELATION Helix STX in July 2003.

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Following the closings on August 13 and August 14, 2003 of our private placement, we have cash and cash equivalents of approximately $_______. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures until approximately [MONTH] [DATE], 2003, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Furthermore, certain provisions in the documents governing the private placement closed on August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

We continue to focus our resources primarily on gaining FDA approval of our submitted REVELATION® Tx microcatheter system PMA. We have submitted preliminary information and requested a meeting with officials from the FDA to discuss in further detail those issues necessary for approval. At the FDA meeting, we intend to present new analyses, data from additional patients who have completed six months of follow-up, and to clarify existing records that demonstrate substantial compliance with the original study protocol. In addition, we are finalizing design of our surgical delivery system and are pursuing additional European distribution channels for our products.

Results Of Operations—Three and Six Months Ended June 30, 2003 and 2002

Net Sales

Net sales for the quarter ended June 30, 2003 increased 16% to $491,000 from $423,000 for the same period in 2002. This increase was due in part to a 47% increase in domestic sales and a significant increase of 110% in revenues from the Asian/Pacific region, partially attributed to a new distribution agreement in China. These increases were partially offset by a decrease of 74% in European revenues due to decreased international sales efforts as the Company continues to focus efforts on the long-term revenue plan for therapeutic products and the launch of the REVELATION® Tx microcatheter system in the United States. For the six-month period ended

June 30, 2003, net sales decreased 5% to $1,129,000 in 2003 from $1,189,000 for the same six-month period in 2002. The decrease in 2003 is primarily attributable to the one-time European sales of the REVELATION® Helix in Europe, reported in 2002. This decrease was partially offset by strong diagnostic product sales in the United States and Japan during the six-month period ended June 30, 2003.

Accounts receivable decreased 32% to $216,000 as of June 30, 2003 from $318,000 as of December 31, of 2002 as a result of decreased revenues and increased collection efforts during the first six months of 2003. Allowance for doubtful accounts increased to $85,000 as of June 30, 2003 from $79,000 as of December 31, 2002.

We continue to focus our resources primarily on gaining FDA approval of our submitted REVELATION® Tx microcatheter system PMA. We have submitted preliminary information and requested a meeting with officials from the FDA to discuss in further detail those issues necessary for approval. At the FDA meeting, we intend to present new analyses, data from additional patients who have completed six months of follow-up, and to clarify existing records that demonstrate substantial compliance with the original study protocol. In addition, we are finalizing design of our surgical delivery system and are pursuing additional European distribution channels for our products.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing labor and overhead. Cost of goods sold for the quarter ended June 30, 2003 increased 17% to $821,000 from $703,000 for the same period in 2002. For the six-month period ended June 30, 2003 cost of goods sold increased 20% to $1,906,000 from $1,593,000 for the same six-month period in 2002. This increase was partially due to the decrease in sales of the higher-margin therapeutic products sold in 2003 when compared to the product mix sold in the first six months of 2002. Inventory reserves for excess and obsolete inventory decreased $52,000, or 21%, from December 31, 2002 to June 30, 2003. This decrease was primarily due to the disposition and write-off of excess and obsolete obsolete raw material and finished goods. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts, and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write-off specific inventory or have determined that inventory is obsolete, the inventory is subsequently disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses, including regulatory and clinical functions for the quarter ended June 30, 2003 increased 23% to $1,495,000 from $1,213,000 for the same period in 2002. For the six-month period ended June 30, 2003, total research and development expenses increased $399,000, or 20%, to $2,445,000 from $2,046,000 for the same six-month period in 2002. More specifically, our product development costs for the first six months of 2003 decreased $220,000, or 19%, when compared to the first six months of 2002, as all programs not directly related to the atrial fibrillation clinical trial have been postponed. This decrease was partially offset by a significant increase in regulatory and clinical expenses for the first six months of 2003 of $619,000, or 70%, when compared to the same period in 2002. The increase was attributable to the costs associated with finalizing Phase III clinical trials and preparing all of the supporting data in preparation for the May 29, 2003 meeting of the Circulatory Systems Device Panel of the FDA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2003 increased $171,000, or 10%, to $1,859,000 from $1,688,000 for the same period in 2002. For the six month period ended June 30, 2003, total selling, general and administrative expenses increased $372,000, or 11%, to $3,693,000 from $3,321,000 for the first six months of 2002. More specifically, selling expenses for the first six months of 2003 decreased $248,000, or 18%, to $1,095,000 from $1,343,000 for the first six months of 2002. This decrease is attributable to the decreased international sales presence as focus was directed on the long-term revenue plan for therapeutic products and the launch of the REVELATION® Tx in the United States. This decrease was partially offset by an increase in general and administrative expenses for the first six months of 2003 of $518,000, or 31%, to $2,196,000 from $1,678,000 for the first six months of 2002. The increase in general and administrative expenses in this period is due primarily to the non-cash compensation expense of warrants issued to consultants and increased expenses related to investor and public relation activities. Marketing expenses for the first six months of 2003 also increased $100,000, or 33%, to $401,000 from $301,000 for the same period in 2002 as preparations were being made for the launch of therapeutic products worldwide.

Interest and Other Income

Interest and other income for the quarter ended June 30, 2003 increased to $21,000 from $19,000 for the same period in 2002. For the six month period ended June 30, 2003, interest and other income decreased $14,000, or 30%, to $33,000 from $47,000 for the same six month period in 2002. The decrease was primarily due to lower average cash balances and a decrease in interest rates during the first six months of 2003 compared to the same period in 2002.

Interest Expense

Interest expense for the quarter ended June 30, 2003 decreased to $4,000 from $6,000 for the same period in 2002. For the six month period ended June 30, 2003, interest expense decreased $8,000, or 57%, to $6,000 from $14,000 for the same six month period in 2002. This decrease was primarily due to the expiration and payoff of certain capital equipment leases.

Liquidity And Capital Resources

Following the closing on August 13 and August 14, 2003 of our private placement, we have cash and cash equivalents of approximately $_______. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures until approximately [MONTH] [DATE], 2003, but the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed in August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

We have financed our operations to date, principally through (1) private placements of equity securities, (2) our initial public offering of Common Stock in June 1997, together with interest income on such proceeds, (3) borrowings under a $3,000,000 line of credit, (4) sale of certain of our non-core patents to Medtronic for $8,000,000 and (5) equipment leases to finance certain capital equipment.

Net cash used in operating activities for the first six months of 2003 was approximately $7,399,000, compared to the net cash used of $5,545,000 for the first six months of 2002. The increase of $1,854,000, or 33%, in net cash used in operating activities is due to the higher cash requirements for regulatory and clinical expenses associated with the PMA submission to the FDA for the REVELATION® Tx and the increased general and administrative costs related to financing activities and increased investor relations. Net cash provided by financing and investing activities for the first six months of 2003 was approximately $6,179,000, compared to net cash used by financing and investing activities of $524,000 for the first six months of 2002. This change was primarily due to the closing of sales of shares of our common stock in private placements in January, March and April of 2003 and the expiration and subsequent payoff of certain capital leases during the second quarter of 2002.

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

Factors Affecting Future Results

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Following the closing on August 13 and August 14, 2003 of our private placement, we have cash and cash equivalents of approximately $_______. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures until approximately [MONTH] [DATE], 2003, but the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed in August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 13, 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Any failure by management to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern.

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

Our net losses were approximately $12.6 million, $9.3 million and $7.8 for the years ended December 31, 2002, 2001 and 2000, respectively. As of June 30, 2003, our accumulated deficit was approximately $97,341,000. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

In order to complete the required regulatory approval process and commercialize our products, we will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our common stock.

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock a price per share of $0.74955 for an aggregate purchase price of $4.0 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable beginning on March 1, 2003 and March 23, 2003, respectively, and will be reduced on a share-by-share basis to the extent that an investor sells our common stock or other securities during the sixty (60) day period between each of the closing dates and March 1, 2003 and March 23, 2003, respectively. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party which acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on September 28, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing of the transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants will be exercisable beginning on October 11, 2003 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, the price per share of the common stock sold in the December 31, 2002 and the January 22, 2003 closings of our private placement and the exercise price of the warrants issued to the investors who participated in the closings were discounted from the closing price of our common stock on those dates. Also, the price per share of the common stock sold in the March 28, April 11, and August 13, 2003 private placements were at a discount to the closing price of our common stock on these dates. It is possible that we may close future private placements involving the issuance of securities at a price per share that represents a discount to the closing price of our common stock. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which certain shares of our common stock and certain warrants were issued. Currently, the number of shares of our common stock issued to the investors who participated in the December 31, 2002 and January 22, 2003 closings of our recent private placement and the number of shares of common stock issuable upon the exercise of warrants held by those investors and the number of shares of common stock issuable upon exercise of warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that have been triggered by private placement such as the private placement that we completed on August 13, 2003 and may be triggered in the future in certain instances.

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

Our common stock closed below $1.00 per share from May 30, 2003 through July 11, 2003. Consequently, we received notification from the NASD, dated July 14, 2003, that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq for a period of more than thirty consecutive trading days. Since the date of the notice, our common stock has continued to trade below $1.00 per share. In its notification, the NASD informed us that we have 180 calendar days, or until January 12, 2004, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before January 12, 2004. Furthermore, the NASD will additionally require that we meet all other applicable NASD listing requirements. Ultimately, whether we meet these requirements or not, our continued listing will be at the NASD’s discretion.

We cannot assure you that the closing bid price of our common stock will close at $1.00 per share or more before January 12, 2004. If we were to be delisted from the Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market.

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

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering. The letter agreement also provided for the payment of a cash fee of $25,000 upon execution of the agreement, and a break-up fee of $100,000 (net of the fee paid upon execution) for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placements were undertaken without the November 2002 Advisor’s assistance, and in April 2003 we paid to the November 2002 Advisor a net break-up fee of $75,000. On April 17, 2003, we terminated this letter agreement, effective May 18, 2003. The November 2002 Advisor has acknowledged and agreed to the terms of that termination, including that no additional fees will be owed by use under this letter agreement other than those owed on subsequent exercise of any warrants held by purchaser introduced through the November 2002 Advisor.

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

On December 28, 2002, we retained another party to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchase shares of our common stock that closed on December 31, 2002 and January 22, 2003. The December 2002 Finder received a cash finder’s fee of $300,000 and warrants to purchase 533,331 shares of our common stock at a price per share of $0.8245 in connection with the December 31, 2002 and January 23, 2003 closings of our private placements. On January 13, 2003, we entered into a new letter agreement with the December 2002 Finder (hereinafter, the January 2003 Finder) to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchaser shares of our common stock that close on March 28, 2003 and April 11, 2003. The January 2003 Finder received 24,746 shares of our common stock upon execution of the letter agreement. The letter agreement with this finder also provides for the payment of fees to the January 2003 Finder equal to 7.5% of the gross proceeds of the March 28, 2003 and April 11, 2003 closings of the private placement, including any proceeds from the exercise of the Warrants. In addition to the cash fee, the January 2003 Finder received warrants to purchase a number of shares equal to 10% of the number of shares sold in the March 28, 2003 and April 11, 2003 closings of the private placement.

On March 11, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the March 2003 Advisor, provided for, among other things, the payment of fees to the advisor equal to 6% of the gross proceeds of the offering. In addition to the cash fee, the advisor had the right to receive warrants to purchase a number of shares equal to 6% of the number of securities issued in such offering at 110% of the market price. On April 29, 2003, we terminated this letter agreement, effective May 6, 2003. The March 2003 Advisor has acknowledged and agreed to the terms of that termination, including that no fees are owed by us under this letter agreement.

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

In connection with the March 28, 2003 and April 11, 2003 closings of our private placement, in addition to the cash fee and warrants to purchase common stock issued to the January 2003 Finder, (i) the July 2002 Advisor received an aggregate cash finder’s fee of $351,400 and warrants to purchase 590,588 shares of our common stock at a price per share of $0.935, (ii) the November 2002 Advisor received an aggregate cash finder’s fee of $15,937.50 and warrants to purchase 25,000 shares of our common stock at a price per share of $0.935 and (iii) the December 2002 Advisor received an aggregate cash finder’s fee of $40,000 and warrants to purchase 44,117 shares of our common stock at a price per share of $0.935, in each case, for placement of securities with parties introduced through the respective advisor.

[On July 15, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 7% of the purchase price of shares sold to purchasers introduced to us by the July 2003 Advisor. In addition to the cash fee, the advisor has the right to receive warrants to purchase 93,750 shares of our common stock per $1 million raised by this advisor (up to a maximum of 750,000 shares) at a price per share of $0.8375.]

[On July 18, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 2003 Agent, provides for, among other things, the payment of fees to the agent equal to 7% of the gross subscription proceeds of any equity offering by us from purchasers procured by the July 2003 Agent. In addition to the cash fee, the agent has the right to receive warrants to purchase six percent (6%) for every dollar raised by the July 2003 Agent in connection with the placement at an exercise price equal to 125% of the closing bid price of our common stock on the date of the closing.]

[Pursuant to an oral agreement entered into in August 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. Our oral agreement with this advisor, or the August 2003 Advisor, provides for cash fees and warrants to be issued to this advisor with respect to investors introduced by this advisor, at the same rates as described above with respect to the July 2003 Advisor.]

[In connection with the August 13, 2003 closing of the private placement, we paid to the July 2003 Advisor, the July 2003 Agent and the August 2003 Advisor aggregate cash fees of $________. In addition, to these cash fees, (i) the July 2003 Advisor received warrants to purchase ____ shares of our common stock at an exercise price of $0.8375, (ii) the July 2003 Agent received warrants to purchase ___ shares of our common stock at an exercise price of $__________ and (iii) the August 2003 Advisor received warrants to purchase ________ shares of our common stock at an exercise price of $0.8375, in each case, for placement of securities with parties introduced through the respective advisor.]

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

To date, we have received from the FDA 510(k) pre-market clearances with respect to our PATHFINDER and PATHFINDER mini microcatheter systems for venous mapping of ventricular tachycardia, and our REVELATION microcatheter system for mapping the atria of the heart. We also received FDA 510(k) clearance for our VENAPORT, VUEPORT and NAVIPORT guiding catheters and our TRACER microcatheter for mapping ventricular tachycardia. We have further received FDA 510(k) clearance for Cardima’s Cardiac Ablation System to ablate cardiac tissue during heart surgery using radio frequency (RF) energy.

We are in the final stages of developing, testing and obtaining regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. We completed the mapping phase of this atrial fibrillation feasibility study in August 1997 and the ablation feasibility study in December 1998. We received approval of an investigational device exemption, or IDE, supplement in December 1998 allowing us to expand the ablation study. In June 2000, we received permission from the FDA to expand the clinical trial to Phase III pivotal study with up to 128 patients at up to 20 centers. On September 20, 2002, we submitted to the FDA our PMA application for our REVELATION Tx microcatheter system, data from a trial involving 80 patients and follow-up data relating to those 80 patients for the six months after completion of the trial. As part of the submission of the PMA application, we have asked the FDA for an expedited review of our PMA. On November 5, 2002, the FDA accepted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel recommended that the U.S. Food and Drug Administration not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We have subsequently requested a meeting with the FDA, in which we intend to provide new analysis, including data from an expanded patient base, and clarification of previously submitted data. We must receive PMA approval before marketing our products for ablation in the United States.

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

The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

•	conventional catheters using the “drag and burn” or “dot to dot” technique;

•	anti-arrhythmic and anti-coagulant drugs;

•	external electrical shock to restore normal heart rhythms and defibrillation;

•	implantable defibrillators;

•	purposeful destruction of the atrial-ventricular node followed by implantation of a pacemaker; and

•	open-heart surgery known as the “maze” procedure.

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

None of our ablation products for electrophysiology have received regulatory approval in the United States. Our failure to receive these approvals will harm our business.

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

Our products are considered to be medical devices and are subject to regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

•	product design and development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance and approval;

•	advertising and promotion; and

•	product sales and distribution.

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities and Notified Bodies. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance or a PMA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia; and for the REVELATION microcatheter system for mapping atrial fibrillation and for the Cardima Ablation System to ablate Cardiac tissue during cardiac surgery using radio-frequency energy. Currently, the process for 510(k) clearance requires approximately 90 days and PMA approval is six to twelve months. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module will be left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. The modular PMA submission process may reduce the time for FDA approval by allowing an applicant to submit data on pre-clinical testing while clinical testing is occurring. In addition, dialogue with the FDA during the modular submission process allows us to improve our final submission. Closure and acceptance of any one module does not allow marketing of any part of the product. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel recommended that the U.S. Food and Drug Administration not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We have subsequently requested a meeting with the FDA, in which we intend to provide new analysis, including data from an expanded patient base, and clarification of previously submitted data.

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

We received approval to sell our PATHFINDER, PATHFINDER Mini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATIONTx, REVELATION T-Flex, REVELATION Helix, REVELATION Helix ST and REVELATION® Helix STX microcatheter systems for both mapping and ablation of atrial fibrillation, permitting us to market these products in the member countries of the European Union. On January 29, 2003, we received notice from the FDA that they had cleared for commercial distribution the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP, an RF energy management device that allows surgeons to apply RF energy through up to eight probe electrodes simultaneously.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Since we did not have a short-term investment or a line of credit obligation as of June 30, 2003, we do not have any material quantitative disclosures about market risk.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We used the proceeds received from the sale of our securities on April 11, 2003 for working capital, including, without limitation, costs and expenses relating to our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the April 11, 2003 closing of our private placement. We filed with the SEC a registration statement on Form S-3 in connection with that placement.

Item 3.     Default Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 19, 2003, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of April 24, 2003, the record date, 62,898,390 shares were entitled to vote at the Annual Meeting.

1.	As listed below, all of management’s nominees for directors were elected:

Gabriel B. Vegh – 43,184,422 shares voted in favor, 9,624,590 withheld.

Jesse D. Erickson – 52,144,826 shares voted in favor, 664,186 withheld

Rodolfo C. Quijano, M.D., Ph.D. – 52,284,226 shares voted in favor, 524,786 withheld

Phillip C. Radlick, Ph.D. – 52,154,276 shares voted in favor, 654,736 withheld.

Lawrence J. Siskind – 52,214,226 shares voted in favor, 594,786 withheld.

2.	The proposal to approve and ratify our 2003 Stock Option Plan with 2,200,000 shares reserved for this plan was approved with 27,774,852 shares voting in favor, 8,200,574 shares voting against and 251,004 shares abstaining.

3.	The proposal to consider and approve the issuance of shares of our Common Stock and warrants to purchase shares of our Common Stock in connection with our proposed private placement was approved with 34,780,122 shares voting in favor, 1,346,430 shares voting against and 99,878 shares abstaining.

4.	The proposal to amend our Certificate of Incorporation authorizing the Board of Directors to increase our number of authorized shares of Common Stock from 100,000,000 to 125,000,000 and to increase the number of total authorized shares from 105,000,000 to 130,000,000 was approved with 34,662,523 shares voting in favor, 1,442,689 shares voting against and 121,218 shares abstaining.

5.	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 was ratified with 52,650,935 shares voting in favor, 102,557 shares voting against and 55,520 shares abstaining.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the second quarter

On April 1, 2003, we filed a report on Form 8-K to disclose the terms of the March 28, 2003 and April 11, 2003 private placements.

On May 7, 2003, we filed a report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company’s financial results for the three months ended March 31, 2003.

On May 9, 2003, we filed, pursuant to Item 12, a report on Form 8-K to disclose the termination of two private placement advisors.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2003	CARDIMA, INC.

/s/ GABRIEL B. VEGH
GABRIEL B. VEGH Chairman, Chief Executive Officer and Director

/s/ BARRY D. MICHAELS
BARRY D. MICHAELS Interim Chief Financial Officer and Secretary