Form 10-Q/A
period 2003-06-30
CARDIMA INC
filed 2003-08-15
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the sole purpose of revising Notes 2, 4 and 12 of the Notes to Condensed Financial Statements, the Overview and Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Factors Affecting Future Results to discuss the closings on August 13 and August 14, 2003 of our private placement. There are no changes to the earnings per share or other reported amounts in the selected financial data.

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

2.    MANAGEMENT’S PLANS

As of June 30, 2003 the Company has approximately $2,165,000 in cash and cash equivalents, working capital of $1,573,000 and an accumulated deficit of $97,341,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards completion of its key clinical trial in the United States, commercialization of the REVELATION® Tx in the United States and commercialization of the REVELATION® Helix in Europe. Following the closings on August 13 and August 14, 2003 of our private placement, we will have cash and cash equivalents of approximately $6.5 million. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures into 2004, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement that closed in August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. Any failure by management to obtain additional funding will result in our inability to continue as a going concern.

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

Subsequent to the quarter end, on August 13 and August 14, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share and approximately 979,600 shares of common stock at a price of $0.5664 per share for net proceeds of approximately $5.58 million. In addition, we issued to the investors warrants to purchase approximately 3,084,840 shares of our common stock at an exercise price of $0.7282 per share and warrants to purchase approximately 293,880 shares of our common stock at an exercise price of $0.7788 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592 or $1.1328, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We paid a total of $420,000 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase approximately 272,602 shares of our common stock at an exercise price of $0.8375 and warrants to purchase approximately 350,401 shares of our common stock at an exercise price of $1.10. The closing of this transaction will cause additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

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

On August 13 and August 14, 2003, we sold by means of a private placement an aggregate of 10,282,800 shares of our common stock at a price of $0.5296 per share and 979,600 shares of our common stock at a price of $0.5664 per share for net proceeds of $5.44 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592 or $1.1328, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and certain other conditions are met, including the continued listing of our common stock on specified securities exchanges or trading markets and the effectiveness of a registration statement covering the resale of the warrant shares. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We cannot assure you that we will be able to redeem the warrants. We paid a total of $420,000 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase 272,602 shares of our common stock at an exercise price of $0.8375 and warrants to purchase 350,401 shares of our common stock at an exercise price of $1.10.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in connection with the August 2003 placement. A registration statement on Form S-3 will be filed with the SEC in connection with that placement. The terms of the private placement agreements will require us to make specified payments to the investors if we fail to file this registration statement, cause it to be declared effective or make it continuously available for resales, within specified time periods.

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

Following the closings on August 13 and August 14, 2003 of our private placement, we will have cash and cash equivalents of approximately $6.5 million. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures into 2004, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed on August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Furthermore, certain provisions in the documents governing the private placement closed on August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

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

Liquidity And Capital Resources

Following the closing on August 13 and August 14, 2003 of our private placement, we will have cash and cash equivalents of approximately $6.5 million. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures into 2004, but the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed in August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

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

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Following the closing on August 13 and August 14, 2003 of our private placement, we will have cash and cash equivalents of approximately $6.5 million. Our management currently estimates that our cash balances as of August 14, 2003 will be sufficient to fund planned expenditures into 2004, but the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions in addition to the private placement closed in August 2003, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future. In particular, the investors in the August 2003 private placement have a preemptive right to participate in our next equity financing which raises gross proceeds of more than $1,000,000, and we are prohibited, except in certain circumstances, from selling additional shares of common stock without the consent of those investors prior to or within thirty days after the effectiveness of a registration statement covering the sale of their shares purchased in the August 2003 private placement. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Any failure by management to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern.

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

On August 13 and August 14, 2003, we sold by means of a private placement an aggregate of 10,282,800 shares of our common stock at a price of $0.5296 per share for net proceeds of $5.44 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592 or $1.1328, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the closing transaction, a total of $420,000 in cash and issued to the agents warrants to purchase 272,602 shares of our common stock at an exercise price of $0.8375 and warrants to purchase 350,401 shares of our common stock at an exercise price of $1.10.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, the price per share of the common stock sold in the December 31, 2002 and the January 22, 2003 closings of our private placement and the exercise price of the warrants issued to the investors who participated in the closings were discounted from the closing price of our common stock on those dates. Also, the price per share of the common stock sold in the March 28, April 11, and August 13, 2003 private placements were at a discount to the closing price of our common stock on these dates. It is possible that we may close future private placements involving the issuance of securities at a price per share that represents a discount to the closing price of our common stock. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which certain shares of our common stock and certain warrants were issued. Currently, the number of shares of our common stock issued to the investors who participated in the December 31, 2002 and January 22, 2003 closings of our recent private placement and the number of shares of common stock issuable upon the exercise of warrants held by those investors and the number of shares of common stock issuable upon exercise of warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that have been triggered by private placement such as the private placement that we completed on August 13, 2003 and may be triggered in the future in certain instances. The August 2003 private placements will result in a substantial number of additional shares being issued to the holders of the stock and warrants issued in the December 31, 2002 and the January 22, 2003 closings of our private placement and the holders of the warrants issued in our 1999 and 2000 private placements.

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

On July 15, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 7% of the purchase price of shares sold to purchasers introduced to us by the July 2003 Advisor. In addition to the cash fee, the advisor has the right to receive warrants to purchase 93,750 shares of our common stock per $1 million raised by this advisor (up to a maximum of 750,000 shares) at a price per share of $0.8375.

On July 18, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 2003 Agent, provides for, among other things, the payment of fees to the agent equal to 7% of the gross subscription proceeds of any equity offering by us from purchasers procured by the July 2003 Agent. In addition to the cash fee, the agent has the right to receive warrants to purchase six percent (6%) for every dollar raised by the July 2003 Agent in connection with the placement at an exercise price equal to 125% of the closing bid price of our common stock on the date of the closing.

Pursuant to an oral agreement entered into in August 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. Our oral agreement with this advisor, or the August 2003 Advisor, provides for cash fees and warrants to be issued to this advisor with respect to investors introduced by this advisor, at the same rates as described above with respect to the July 2003 Advisor.

In connection with the August 2003 private placement, we paid to the July 2003 Advisor, the July 2003 Agent and the August 2003 Advisor aggregate cash fees of $420,000. In addition, to these cash fees, (i) the July 2003 Advisor received warrants to purchase 122,602 shares of our common stock at an exercise price of $0.8375, (ii) the July 2003 Agent received warrants to purchase 350,401 shares of our common stock at an exercise price of $1.10 and (iii) the August 2003 Advisor received warrants to purchase 150,000 shares of our common stock at an exercise price of $0.8375, in each case, for placement of securities with parties introduced through the respective advisor.

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