Form 10-Q
period 2003-09-30
CARDIMA INC
filed 2003-11-14
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________.

Commission File Number: 0-22419

CARDIMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

47266 Benicia Street, Fremont, CA 94538-7330

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 354-0300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes  ☒ No

As of November 13, 2003, there were 76,750,471 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I. Financial Information

PART I.

Item 1.	Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003 (Unaudited)	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$6,296	$3,385
Accounts receivable, net of allowances for doubtful accounts of $83 at September 30, 2003 and $79 at December 31, 2002	304	318
Inventories	1,172	1,226
Other current assets	532	622

Total current assets	8,304	5,551

Property and equipment, net	644	1,030
Notes receivable from officers	618	595
Other assets	39	89

	$9,605	$7,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104	$2,029
Accrued compensation	806	1,238
Other current liabilities	273	276
Capital lease obligation—current portion	271	142

Total current liabilities	2,454	3,685

Deferred rent	39	4
Capital lease obligation—noncurrent portion	93	26

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized, 76,725,183 shares issued and outstanding at September 30, 2003; 54,394,264 issued and outstanding as of December 31, 2002; at amounts paid in	107,018	94,003
Accumulated deficit	(99,999)	(90,453)

Total stockholders’ equity	7,019	3,550

	$9,605	$7,265

(1)	The balance sheet as of December 31, 2002 was derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$561	$444	$1,690	$1,633
Operating expenses:
Cost of goods sold	840	1,074	2,746	2,667
Research and development	967	1,200	3,412	3,246
Selling, general and administrative	1,423	1,544	5,116	4,865

Total operating expenses	3,230	3,818	11,274	10,778

Operating loss	(2,669)	(3,374)	(9,584)	(9,145)

Interest and other income	15	19	48	66
Interest expense	(4)	(3)	(10)	(17)

Net loss	$(2,658)	$(3,358)	$(9,546)	$(9,096)

Basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.16)	$(0.21)

Shares used in computing basic and diluted net loss per share	70,071	47,072	59,391	44,139

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,546)	$(9,096)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	521	745
Reversal of stock-based compensation on variable awards	—	(405)
Loss on disposal of assets	9	6
Non-cash interest income on notes receivable from officers	(23)	(23)
Changes in operating assets and liabilities:
Accounts receivable	14	53
Inventories	54	271
Other current assets	90	(289)
Other assets	50	94
Accounts payable	(925)	(323)
Accrued employee compensation	(432)	(198)
Other current liabilities	(3)	462
Deferred rent	35	(18)

Net cash used in operating activities	(10,156)	(8,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(144)	(551)

Net cash used in investing activities	(144)	(551)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under leases	196	(256)
Net proceeds from sale of common stock	13,015	4,873

Net cash provided by financing activities	13,211	4,617

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,911)	$(4,655)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,385	$7,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,296	$2,887

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

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

The operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The accompanying balance sheet at December 31, 2002 has been derived from these audited financial statements.

2.	MANAGEMENT’S PLANS

As of September 30, 2003 the Company had approximately $6,296,000 in cash and cash equivalents, working capital of $5,850,000 and an accumulated deficit of $99,999,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards completion of its key clinical trial in the United States, regulatory approval for and commercialization of the REVELATION® Tx in the United States. Our management currently estimates that our cash balances as of September 30, 2003 will be sufficient to fund planned expenditures into the second quarter of 2004, but this cannot be predicted with certainty. Although management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will be favorable to us. Any failure by management to obtain additional funding will result in our inability to continue as a going concern.

On June 30, 2003, our workforce was reduced by 21 employees, of which fifteen (15) were in operations, four (4) in research and development and two (2) in marketing and general and administration, in order to concentrate all resources on continued efforts to resubmit data to the FDA for the approval of the REVELATION Tx. Additionally, the Company accepted the resignation of former Chief Financial Officer and Secretary, Ronald E. Bourquin, who left to pursue other interests. Barry D. Michaels joined the Company on June 30, 2003 as Interim Chief Financial Officer and Secretary. Restructuring charges are expected to be approximately $325,000 with $117,000 in research and development, $137,000 in marketing and general and administration and $71,000 in operations. Approximately $60,000 of the total costs were paid out on June 30, 2003 and $226,000 in the third quarter of 2003 and we expect $71,000 additional restructuring charges in the fourth quarter of 2003.

The Company continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements in eight countries with an emphasis on Europe and the Pacific Rim. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing United States Food and Drug Administration approval of the REVELATION® Tx remains one of our primary goals. Approvals will continue to be pursued in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application.

3.	STOCK-BASED COMPENSATION

The following information regarding pro forma net loss and net loss per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method proscribed by FAS 123. The resulting effect on net loss and net loss per share pursuant to FAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to FAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the six months ended September 30, 2003 and 2002, respectively: risk-free interest rates of 2.23% and 2.50%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 120% and 85%; and a weighted-average expected life of the option of four years.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(2,658)	$(3,358)	$(9,546)	$(9,096)
Add: Stock-based employee compensation expense reversal included in reported net loss	—	(118)	—	(432)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(393)	(190)	(895)	(516)

Pro forma net loss	$(3,051)	$(3,666)	$(10,441)	$(10,044)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.07)	$(0.16)	$(0.21)

Pro forma	$(0.04)	$(0.08)	$(0.18)	$(0.23)

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group, options to purchase 422,535 shares of our common stock at an exercise price of $0.71 per share. The options become exercisable upon the achievement of specific milestones as defined in the related consulting and option agreements. As of September 30, 2003, none of the specified milestones had been achieved.

4.	CRITICAL ACCOUNTING POLICIES

Use of Estimates

We have prepared our financial statement in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statement and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from two types of customers—end users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to any rights of product return.

Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand.

5.	PRIVATE PLACEMENTS

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

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $2.3 million. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the March 28, 2003 closing of the transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for net proceeds of approximately $3.5 million. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We are obligated to issue to a party which acted as finder in connection with this closing of the private placement 24,746 shares of our common stock as consideration for its execution of a new letter agreement. We also paid to the parties that acted as agents in connection with this private placement upon the April 11, 2003 closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. The warrants will become exercisable six months after issuance date. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We paid a total of $518,703.20 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase approximately 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction caused 337,536 additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

6.	INVENTORY

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$597	$532
Work-in-process	23	121
Finished goods	552	573

	$1,172	$1,226

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $173,000 and $242,000 at September 30, 2003 and December 31, 2002, respectively. The Company provides reserves for potential excess quantities and obsolescence as a result of technological advances which impact inventories on hand.

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

Of the initial 462,576 shares that were repriced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of September 30, 2003. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until September 30, 2003. No expenses related to the re-pricing were recorded for the quarter ended September 30, 2003 because the closing price of $1.07 on September 30, 2003 is below the repriced exercise price of $1.16 per share and therefore, no adjustment was required. For the options that remain outstanding, to the extent the fair value of the Company’s common stock exceeds $1.16 per share, additional compensation expenses will be recognized.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the period ended December 31, 2003 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on the company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (EITF) of Financial Accounting Standards Board (or FASB) finalized revisions to EITF 00-21, Revenue Arrangements with Multiple Deliverables, on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s financial position or results of operations.

12.	SUBSEQUENT EVENTS

Currently, our common stock trades on the NASDAQ SmallCap Market. On July 22, 2003, we received notification from the NASD that we were not in compliance with Marketplace Rule 4310(c)(4) in that our common stock had closed below the minimum $1.00 per share for a period of more than thirty consecutive trading days. On October 14, 2003, Cardima was notified by Nasdaq that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4), because the closing price of our common stock had been at $1.00 per share or greater for at least 10 consecutive trading days.

On October 13, 2003, Cardima issued a notice of redemption to the holders of warrants to purchase 3,655,757 shares of Common stock issued on August 13, 2003. Subject to satisfaction of certain conditions, including that our Common Stock’s average closing price shall have been greater than or equal to $1.0592 (subject to adjustment for any stock splits or similar events) for fifteen (15) consecutive trading days during the period ending on February 13, 2004, that our Registration Statement shall be effective as to shares of Common Stock issuable upon exercise of the warrants and the continued listing of our Common Stock on the Nasdaq SmallCap Market, the warrants will automatically be redeemed on March 15, 2004 at the price of $0.001 per share underlying the warrant unless they are exercised between February 13, 2004 and March 15, 2004. After the close of business on the redemption date, the warrants shall not be deemed outstanding, and all rights with respect to such warrants shall cease, except the right of the holders to receive, upon surrender of the warrants, the monies that were payable on redemption of such warrants.

On November 12, 2003, Cardima issued a notice of redemption to the holders of warrants to purchase 858,851 shares of Common Stock issued on August 14, 2003. Subject to satisfaction of certain conditions, including that our Common Stock’s average closing price shall have been greater than or equal to $1.1328 (subject to adjustment for any stock splits or similar events) for fifteen (15) consecutive trading days during the period ending on February 14, 2004, that our Registration Statement shall be effective as to shares of Common Stock issuable upon exercise of the warrants and the continued listing of our Common Stock on the Nasdaq SmallCap Market, the warrants will automatically be redeemed on March 15, 2004 at the price of $0.001 per share underlying the warrant unless they are exercised between February 14, 2004 and March 15, 2004. After the close of business on the redemption date, the warrants shall not be deemed outstanding, and all rights with respect to such warrants shall cease, except the right of the holders to receive, upon surrender of the warrants, the monies that were payable on redemption of such warrants.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. Such factors include uncertainties associated with the Company’s ability to obtain adequate funding, whether we will be successful in obtaining U.S. Food and Drug Administration approval of our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system, after the FDA’s initial indication that it concurred in the nonapproval recommendation of the Circulatory Systems Device Panel, whether we will be able to conduct successful clinical trials, whether we will be able to obtain and maintain timely regulatory approvals and gain acceptance from the marketplace for our products, whether we will be able to successfully market, sell and derive sufficient revenue from our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in the Company’s SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001 however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation, including our REVELATION® Tx microcatheter for use in the Electrophysiology (EP) market and our Surgical Ablation System for use in the surgical market.

Our EP products provide for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We have developed microcatheter-based systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are also designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that we believe can be adapted to and used with all conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

More recently, we have leveraged our proprietary technologies for treating AF into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that they had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP®, an RF energy management device, which allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously, a feature which can significantly reduce the time required to perform the ablation procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. While early results are promising, additional patient follow-up data will be required over a period of six months or more, to judge the long-term effectiveness and safety of our system.

We have generated revenues of approximately $16.7 million from inception to September 30, 2003. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

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

We are be required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(K) or PMA approval from the U.S. Food and Drug Administration in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United

States. While the Surgical Ablation System has received 510(K) approval from the FDA, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology and appear to offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in western Europe and select portions of Asia.

We completed a Phase III clinical trial in the United States of the REVELATION Tx microcatheter system for the treatment of atrial fibrillation and on September 30, 2002 submitted a PMA application for this system to the FDA. On November 5, 2002, the PMA was accepted by the FDA and was granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with FDA’s Circulatory Systems Device Panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which reiterated the recommendation of the Panel and stated that the FDA concurred with the panel recommendation. We subsequently requested an informal meeting with the FDA to discuss our intended next steps toward pursuing approval of our PMA and we continue to communicate with the FDA through both written and verbal correspondence. As a result of those communications, we believe there is no need for such an informal meeting. Our focus and priority has been, and remains, to obtain PMA approval. To that end, we expect to submit a letter to the FDA which addresses issues expressed at the Panel meeting, as well as formally submit a supplement to our PMA filing, in which we intend to provide new analysis and an expanded patient base. The timing of the submission and the outcome of the FDA’s response are uncertain.

We completed a left-sided atrial clinical trial in Germany with the REVELATION Helix microcatheter system for the treatment of atrial fibrillation originating in the pulmonary veins. By the end of the study in August 2002, 43 patients had been treated at five sites. The purpose of this study was to gain clinical data for use in future marketing efforts of the REVELATION Helix in Europe and potentially for use as initial data for a potential REVELATION Helix clinical trial in the United States. We received CE mark approval for the REVELATION Helix in the European Union in December 2001, for the REVELATION Helix ST in May 2002 and for the REVELATION Helix STX in July 2003. We cannot assure you that we will obtain any other regulatory approvals or maintain existing approvals.

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Results Of Operations—Three and Nine Months Ended September 30, 2003 and 2002

Net Sales

Net sales for the quarter ended September 30, 2003 increased 26% to $561,000 from $444,000 for the same period in 2002. This increase was distributed throughout all regions with a 32% increase in the European region, a 29% increase in U.S. sales and a 27% increase in sales in the Asian region, when comparing third quarter 2003 revenues with third quarter 2002 revenues. All regions experienced these increased revenues in the diagnostic and guiding catheter product lines, while the therapeutic product line increased only $8,000 in the European region. For the nine-month period ended September 30, 2003, net sales increased 3% to $1,690,000 in 2003 from $1,633,000 for the same nine-month period in 2002. The modest increase in 2003 is primarily attributed to the decrease experienced in the first quarter partially offset by increases in the second and third quarters of 2003. The first quarter decrease in 2003, as compared to first quarter 2002 sales, is due to the one-time European sales of the REVELATION® Helix in Europe at the onset of the European clinical study of the Helix, reported in the first quarter of 2002.

Accounts receivable decreased 4% to $304,000 as of September 30, 2003 from $318,000 as of December 31, of 2002 as a result of continued collection efforts during the first nine months of 2003. Allowance for doubtful accounts increased to $83,000 as of September 30, 2003 from $79,000 as of December 31, 2002.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended September 30, 2003 decreased 22% to $840,000 from $1,074,000 for the same period in 2002. For the nine-month period ended September 30, 2003 cost of goods sold increased 3% to $2,746,000 from $2,667,000 for the same nine-month period in 2002. Inventory reserves for excess and obsolete inventory decreased $69,000, or 29%, to $173,000 in September 2003 from $242,000 at December 31, 2002. This decrease was primarily due to the disposition and write-off of excess and obsolete raw material and finished goods. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts, and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write-off specific inventory or have determined that inventory is obsolete, the inventory is subsequently disposed of.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses, including regulatory and clinical functions, for the quarter ended September 30, 2003 decreased 19% to $967,000 from $1,200,000 for the same period in 2002. For the nine-month period ended September 30, 2003, total research and development expenses increased $166,000, or 5%, to $3,412,000 from $3,246,000 for the same nine-month period in 2002. More specifically, our direct product development costs for the first nine months of 2003 decreased $344,000, or 21%, when compared to the first nine months of 2002, as we continued to focus most resources on the development of products directly related to the atrial fibrillation clinical trial. This decrease was partially offset by a significant increase in regulatory and clinical expenses for the first nine months of 2003 of $510,000, or 32%, when compared to the same period in 2002. The increase was attributable to the costs associated with finalizing Phase III clinical trials, preparing all of the supporting data for the May 29, 2003 meeting of the Circulatory Systems Device Panel of the FDA and continuing efforts to provide additional and supplemental data to the FDA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2003 decreased $121,000, or 8%, to $1,423,000 from $1,544,000 for the same period in 2002. For the nine month period ended September 30, 2003, total selling, general and administrative expenses increased $251,000, or 5%, to $5,116,000 from $4,865,000. More specifically, selling expenses for the first nine months of 2003 decreased $572,000, or 29%, to $1,430,000 from $2,002,000 for the first nine months of 2002. This decrease is attributable to the decreased international sales presence as we focused our resources on securing regulatory approval for the REVELATION® Tx in the United States. The decrease was partially offset by an increase in general and administrative expenses for the first nine months of 2003 of $724,000, or 30%, to $3,163,000 from $2,439,000 for the first nine months of 2002. The increase in general and administrative expenses in this period is due primarily to overall increased corporate and legal expenses. Marketing expenses for the first nine months of 2003 also increased $99,000, or 23%, to $523,000 from $424,000 for the same period in 2002 as internal preparations continue for the launch of therapeutic products worldwide.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2003 decreased to $15,000 from $19,000 for the same period in 2002. For the nine-month period ended September 30, 2003, interest and other income decreased $18,000, or 27%, to $48,000 from $66,000 for the same nine-month period in 2002. The decrease was primarily due to lower average cash balances and a decrease in interest rates during the first nine months of 2003 compared to the same period in 2002.

Interest Expense

Interest expense for the quarter ended September 30, 2003 increased to $4,000 from $3,000 for the same period in 2002. For the nine-month period ended September 30, 2003, interest expense decreased $7,000, or 41%, to $10,000 from $17,000 for the same nine-month period in 2002. This decrease was primarily due to the expiration and payoff of certain capital equipment leases.

Liquidity And Capital Resources

Our management currently estimates that our cash balance of $6.3 million as of September 30, 2003, will be sufficient to fund planned expenditures into the second quarter of 2004, but the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties, we may be unable to secure additional financing, and the terms and conditions of any future financing may be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future such as a right in favor of certain investors to participate in our next equity financing that raises gross proceeds of over $1.0 million. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

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

Net cash used in operating activities for the first nine months of 2003 was approximately $10,156,000, compared to the net cash used in operating activities of $8,721,000 for the first nine months of 2002. The increase of $1,435,000, or 16%, in net cash used in operating activities is due to the higher cash requirements for regulatory and clinical expenses associated with the PMA submission to the FDA for the REVELATION® Tx and the increased general and administrative costs. Net cash provided by financing activities for the first nine months of 2003 was approximately $13,211,000, compared to net cash provided by financing and investing activities of $4,617,000 for the first nine months of 2002. This change was primarily due to the closing of sales of shares of our common stock in private placements in January, March, April and August of 2003 and the expiration and subsequent payoff of certain capital leases during the second quarter of 2002.

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

Factors Affecting Future Results

If we fail to raise additional capital when needed, our business will fail.

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to complete our clinical trials, obtain necessary regulatory approvals, market our microcatheter systems and fund our other expenses. In addition, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products or in other aspects of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, on terms attractive to us. If we cannot obtain sufficient capital, we may be forced to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital. Our failure to raise capital when needed could cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Although our management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its the terms and conditions will not be unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. Furthermore, certain provisions in the documents governing the private placement closed in August 2003 will hinder our ability to raise additional equity financing in the future. In particular, certain of the investors in our August 2003 private placements have a preemptive right to participate in the next equity financing which raises gross proceeds of more than $1,000,000. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business. Our failure to raise capital as needed will have a material adverse effect on our business and financial condition and will likely cause us to cease our operations. Our independent auditors have concluded that there is a substantial doubt as to our ability to continue as a going concern for a reasonable period of time and have, therefore, modified their report included in our Report on Form 10-K for the year ended December 31, 2002 in the form of an explanatory paragraph describing events that have given rise to this uncertainty.

We have sold a limited number of our microcatheter products, and we will continue to incur substantial losses for the foreseeable future.

We have sold only a limited number of our microcatheter systems. In addition, we will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, regulatory approval efforts and manufacturing, sales, marketing and other expenses as we seek to obtain necessary approvals and bring our microcatheters to market. Since our inception, we have experienced losses, and we expect to experience substantial net losses into the foreseeable future.

Our net losses were approximately $9.5 million for the nine months ended September 30, 2003 and approximately $12.6 million, $9.3 million and $7.8 for the years ended December 31, 2002, 2001 and 2000, respectively. As of September 30, 2003, our accumulated deficit was approximately $99,999,000. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

In order to complete the required regulatory approval process and commercialize our products, we will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our common stock or securities convertible into or exercisable for our common stock.

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock a price per share of $0.74955 for an aggregate purchase price of $4.0 million. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable beginning on March 1, 2003 and March 23, 2003. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants and the warrants are subject to a mandatory exchange or termination in the case of certain reorganizations, mergers, or divestitures. We paid to the party, which acted as finder in connection with this private placement a fee of $25,000 in cash plus 66,667 shares of our common stock upon execution of a letter agreement. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on September 28, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing of the transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on October 11, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective, among other conditions. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $1.0592 for redemption on March 15, 2004, but this redemption is subject to conditions including that our common stock’s average closing price for the 15 consecutive trading days ending on February 13, 2004 must equal at least $1.0592 per share. In November 2003, we called the warrants dated August 14, 2003 with exercise prices of $1.1328—for redemption on March 15, 2004, but this redemption is subject to conditions including that our common stock’s average closing price for the 15 consecutive trading days ending on February 14, 2004 must equal at least $1.1328— per share. Accordingly, we cannot predict whether the redemption of these warrants will occur. We paid approximately $520,000 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction will cause additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and it is likely that we will close future private placements involving the issuance of securities at a discount to the closing price of our common stock. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make substantial payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. One such claim has been submitted by a previous investor and the company is researching the details and merit of said claim.

Our current independent auditors believe that there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date, working capital deficiency and accumulated deficit, our current independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors’ going concern modification may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

Our independent auditors recently notified us of their intention to resign, and our business will be harmed if we are unable to retain a replacement auditing firm in a timely manner.

On October 17, 2003, Ernst & Young LLP informed us that they will resign as our independent auditing firm effective upon the completion of the quarterly review of our fiscal quarter ended September 30, 2003. The Audit Committee of our Board of Directors has begun the process of considering other international, national and regional independent accounting firms to replace Ernst & Young LLP, with the goal of selecting a replacement firm prior to the end of this fiscal year, but we are unable to predict when a replacement will be retained. The failure to do so in a timely manner, and any transition issues or other disruptions caused by the resignation of Ernst & Young LLP or the retention of a new independent accounting firm, could make it more difficult or impossible for us to raise necessary capital or effect other corporate transactions, could otherwise disrupt our business, and could cause us to incur additional costs and expenses, any of which, could have a materially adverse effect on the Company and the value of the Common Stock.

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

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering. The letter agreement also provided for the payment of a cash fee of $25,000 upon execution of the agreement, and a break-up fee of $100,000 (net of the fee paid upon execution) for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placements were undertaken without the November 2002 Advisor’s assistance, and in April 2003 we paid to the November 2002 Advisor a net break-up fee of $75,000. On April 17, 2003, we terminated this letter agreement, effective May 18, 2003. In a letter dated September 19, 2003, this former advisor has claimed that its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $157,500 and warrants to purchase “Units” of the Company’s securities (compromising 396,514 shares of Common Stock and warrants to purchase 118,954 shares of Common Stock at an exercise price per share of $0.7282) at an exercise price per Unit of

$0.58256, in connection with four enumerated purchasers’ investments in our August 2003 private placement. The letter also stated that the November 2002 Advisor believed that the Company would have additional obligations to the advisor in the event that it was determined that other investors in the August 2003 private placement were investors as to which the November 2002 Advisor is entitled to compensation under its November 13, 2002 agreement with us. In management’s opinion, the November 2002 Advisor has not established merit of this claim and despite several requests for support to substantiate this claim, the November 2002 Advisor has not yet responded. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

On December 28, 2002, we retained another party as our financial advisor and finder in connection with a offer and sale of shares of Company common stock and warrants to purchase shares of our common stock that closed on December 31, 2002 and January 22, 2003. The December 2002 Finder received a cash finder’s fee of $300,000 and warrants to purchase 533,331 shares of our common stock at a price per share of $0.8245 in connection with the December 31, 2002 and January 23, 2003 closings of our private placements. On January 13, 2003, we entered into a new letter agreement with the December 2002 Finder (hereinafter, the January 2003 Finder) to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchaser shares of our common stock that close on March 28, 2003 and April 11, 2003. The January 2003 Finder received 24,746 shares of our common stock upon execution of the letter agreement. The letter agreement with this finder also provides for the payment of fees to the January 2003 Finder equal to 7.5% of the gross proceeds of the March 28, 2003 and April 11, 2003 closings of the private placement received from investors introduced to us by the January 2003 Finder, including any proceeds from the exercise of the Warrants. In addition to the cash fee, the January 2003 Finder received warrants to purchase a number of shares equal to 10% of the number of shares sold in the March 28, 2003 and April 11, 2003 closings of the private placement to investors introduced to us by the January 2003 Finder.

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

Despite the termination letter that we delivered to the 2001 Advisor on August 21, 2002 terminating our obligations to pay the 2001 Advisor a commission or to issue them warrants in connection with sales of our securities after September 20, 2002, we received on January 7, 2003, a letter from the 2001 Advisor asserting that it also is owed (i) approximately $245,000 plus (ii) five year warrants to purchase approximately 436,000 shares of the our common stock at an exercise price of $0.8245 per share, in each case arising in connection with a private placement of securities consummated by us in December 2002. In addition, on February 2, 2003 we received another letter from the 2001 Advisor asserting that it is also owed (i) approximately $54,717 plus (ii) five year warrants to purchase approximately 97,332 shares of our common stock at an exercise price of $0.8245 per share, in each case in connection with the January 22, 2003 closing of our private placement. Any payments to the 2001 Advisor or warrants issued to the 2001 Advisor would be in addition to placement fees and warrants paid to the December 2002 Finder pursuant to the terms of our letter agreement with the December 2002 Finder. We have not yet received a letter from the 2001 Advisor claiming additional fees or warrants in connection with the March 28, 2003, April 11, 2003 and August 2003 closings of our recent financings, but there can be no guarantee that such a claim will not be made in connection with any prior or future financing.

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

On July 15, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 15, 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 7% of the purchase price of shares sold to purchasers introduced to us by the July 15, 2003 Advisor. In addition to the cash fee, the advisor has the right to receive warrants to purchase 93,750 shares of our common stock per $1 million raised by this advisor (up to a maximum of 750,000 shares) at a price per share of $0.8375.

On July 18, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 18, 2003 Agent, provides for, among other things, the payment of fees to the agent equal to 7% of the gross subscription proceeds of any equity offering by us from purchasers procured by the July 23 Agent. In addition to the cash fee, the agent has the right to receive warrants to purchase six percent (6%) for every dollar raised by the July 18, 2003 Agent in connection with the placement at an exercise price equal to 125% of the closing bid price of our common stock on the date of the closing.

Pursuant to an oral agreement entered into in August 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. Our oral agreement with this advisor, or the August 2003 Advisor, provides for cash fees and warrants to be issued to this advisor with respect to investors introduced by this advisor, at the same rates as described above with respect to the July 15, 2003 Advisor.

In connection with the August 2003 private placement, we paid to the July 15, 2003 Advisor, the July 18, 2003 Agent and the August 2003 Advisor aggregate cash fees of approximately $520,000. In addition, to these cash fees (i) the July 15, 2003 Advisor received warrants to purchase 114,814 shares of our common stock at an exercise price of $0.8375, (ii) the July 18, 2003 Agent received warrants to purchase 350,401 shares of our common stock at an exercise price of $1.10 and (iii) the August 2003 Advisor received warrants to purchase 149,994 shares of our common stock at an exercise price of $0.8375 per share, warrants to purchase up to 31,780 shares of common stock at an exercise price of $1.1025 per share and warrants to purchase up to 58,631 shares of common stock at an exercise price of $0.90 per share, in each case, for investments procured by the respective advisor. In August 2003, one of the foregoing advisors notified the Company of such advisor’s belief that it was entitled to an additional fee of approximately $35,000 and additional warrants to purchase approximately 47,000 shares of Common Stock, in connection with the August 2003 private placement. The Company responded that, based on the information in its possession, it believed that such advisor is not entitled to such fees and warrants. To date, the Company has received no further information from such advisor in support of its claim.

Due to the existence of these various letter agreements, there is a possibility that we may be obligated to pay fees, cash commissions, and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private placements or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in the Company. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors’ entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

We have only limited experience marketing and selling our products in commercial quantities. In January 2000, we signed an exclusive three-year distribution agreement with St. Jude Medical Corporation whereby St. Jude’s Daig division was to distribute our diagnostic products in the United States. St. Jude did not meet the first year minimum annual sales quota under the distribution agreement. In June 2001, we mutually agreed with St. Jude to terminate the agreement and to allow for a transition period to transfer customer accounts by the termination date of September 1, 2001. Therefore, we will be solely responsible for marketing and distributing our products in the United States. If we receive FDA approval of our PMA for REVELATION® Tx, we may not have an adequate marketing and sales force to adequately sell our product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

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

Currently, sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems through these distributors. We have approval to sell the REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix and REVELATION Helix ST in the European Union, Hong Kong and Canada. We cannot be certain that these distributors will be able to effectively market and sell our products in these or other markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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

To obtain and maintain required regulatory approvals and secure the confidence of physicians and others whose acceptance is needed for our products, we will need to demonstrate that our products are safe and effective. We cannot assure you that our products will be deemed safe and effective. Many of our products, such as our surgical ablation system which has begun to be used by cardiac surgeons only recently, have not been used to a sufficient extent to permit us to predict their safety and effectiveness. In addition, our products include components and materials supplied by third parties, whose safety and reliability we cannot guarantee. We have occasionally experienced quality issues with some elements of our products, and we may face additional issues in the future. The perceived safety and effectiveness of our products can also depend on their manner of use by physicians and other third parties, which we cannot control. If safety and effectiveness issues arise with any of our products in the future, we may incur liabilities to third parties, lose any regulatory approvals for the applicable product, or be required to redesign the product. These issues will reduce our sales and increase our expenses, possibly substantially.

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

Physicians will not recommend the use of our microcatheter systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of atrial fibrillation or ventricular tachycardia. If our clinical data and other studies do not show that our products are safe and effective, the FDA and other regulators will not approve our products for sale. If our products are not approved, we will not be able to enter the market and we will not be able to generate revenues from their sale.

None of our ablation products for electrophysiology have received regulatory approval in the United States. Our failure to receive these approvals will harm our business.

To date, none of our products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be materially harmed. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

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

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance or a PMA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and for the REVELATION microcatheter system for mapping atrial fibrillation and for the CARDIMA® Ablation System to ablate Cardiac tissue during cardiac surgery using radio-frequency energy. Currently, the process for 510(k) clearance requires approximately 120 days and PMA approval is six to twelve months. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module has been left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel unanimously recommended that the U.S. Food and Drug Administration not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We intend to provide new analysis, including data from an expanded patient base, to the FDA. However, the timing of our submission, and the timing and outcome of the FDA’s consideration of any submission, are currently uncertain.

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

Regulatory agencies may limit the indications for which they approve or clear any of our products. Further, the FDA or regulatory agencies in other countries may restrict or withdraw approval or clearance of a product if additional information becomes available to support such action. Delays in the approval or clearance process, limitation of our labeling claims or denial of our applications or notifications would cause our business to be materially and adversely affected.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market our products and our revenues may decline.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. As a result, if we are unable to commence and complete our clinical trials as planned, or demonstrate the safety and effectiveness of our products, our business will be harmed. In addition, no assurance can be given that we can begin any future clinical trials or successfully complete these trials once started. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed.

As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION® Tx microcatheter systems designed for ablation of atrial fibrillation. On May 29, 2003, the FDA’s Circulatory System Devices Panel recommended that the FDA not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We intend to submit additional information to the FDA, but the timing and outcome of any response from the FDA, are currently uncertain. We must receive PMA approval before marketing our products for ablation in the United States.

Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. Enrollment in this study was completed in June 2002. By December 2002, all enrolled study subjects had completed the six-month follow-up. Data from the six-month follow-up on these subjects will be analyzed and prepared for publication targeted for the first half of 2003. In December, 2001, the REVELATION Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM microcatheter system for ablation of ventricular tachycardia to focus on completing our REVELATION Tx clinical trial for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM microcatheter system. If we resume the clinical trial for our THERASTREAM microcatheter system, the completion of this clinical trial could take several years.

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

After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, and other regulatory agencies, including, but not limited to:

•	fines;

•	injunctions;

•	recall or seizure of products;

•	withdrawal of marketing approvals or clearances;

•	refusal by the FDA to grant clearances or approvals; and

•	civil and criminal penalties.

We also are required to demonstrate and maintain compliance with the FDA’s Quality System Regulations for all of our products. The FDA enforces the Quality System Regulations through periodic inspections, including a pre-approval inspection for PMA products. The Quality System Regulations relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the Quality System Regulations and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. Foreign regulatory agencies may also impose burdensome and costly requirements on us. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results, and financial conditions will suffer.

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

We received approval to sell our PATHFINDER, PATHFINDER Mini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix, REVELATION Helix ST and REVELATION® Helix STX microcatheter systems for both mapping and ablation of atrial fibrillation, permitting us to market these products in the member countries of the European Union.

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

In July 2003, we received a Section 40 Letter (intention to suspend a medical device license) from the Medical Devices Bureau of the Health Products and Food Branch of Health Canada. On August 28, 2003, we met with representatives from the Medical Devices Bureau. On September 16, 2003, the Bureau advised us that it had postponed its decision regarding the medical device license for our REVELATION® Tx Microcatheter, T-Flex and Helix products pending further review. The Bureau indicated that it intends to review our revised analyses of the clinical data from the current clinical trial, which will include additional patient data gathered since February 10, 2003 and new analysis performed since March, 2003. We submitted the requested data to the Bureau before the October 31, 2003 deadline. We are unable to predict the timing or outcome of the Bureau’s review. We will be unable to sell our REVELATION® products in Canada if Health Canada suspends or revokes our license.

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

Although we have not received any letters from others threatening to enforce patent rights against us, we cannot be certain that we will not become subject to patent or intellectual property infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. Any such claim, litigation or proceeding, regardless of the outcome, would likely require us to expend substantial defense costs and would disrupt our business. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using important technology invalidate our intellectual property rights, or require us to license disputed rights from third parties. However, we cannot be certain that any licenses will be available to us on commercially reasonable terms or at all. Our inability to obtain such a license could materially delay the commercialization of our products, require us to expend substantial resources to design and develop alternative to the disputed technology, and otherwise harm our business. Our license with Target Therapeutics, does not provide us with indemnification against claims brought by third parties alleging infringement of patent rights. Consequently, we would bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property; as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

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

Our stock may be delisted from Nasdaq and may become subject to penny stock rules, which may make it more difficult for investors to sell their shares and may lead to financial penalties under certain of our agreements.

Currently, our common stock trades on the NASDAQ SmallCap Market. We cannot assure you that we will be able to maintain our listing on Nasdaq or any other established trading market. Among other things, Nasdaq has considerable discretion with respect to listing standards, which include qualitative criteria as well as quantitative criteria, such as minimum stock price requirements, some of which are out of our control. Among other things, Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty (30) consecutive trading days, the company faces possible delisting. We have faced possible delisting from Nasdaq in the past and may receive notices of potential delisting in the future. For example, the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the NASDAQ SmallCap Market. We appealed the NASD’s decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the NASDAQ SmallCap Market.

In addition, due to our stock trading below $1.00 per share over various periods, we have received notices from the NASD that our stock could be delisted if its closing bid price did not close at $1.00 per share or more for at least ten consecutive trading days before a date specified by the NASD. For example, we received such a notice on October 28, 2002 , but because the closing bid price of our common stock remained equal to $1.00 per share or greater for more than ten consecutive trading days as of January 23, 2003, on January 29, 2003, we received affirmative notification from the NASD that we had regained compliance with Rule 4310(c)(4), and that the matter was therefore closed.

On July 22, 2003, we received another notification from the NASD that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ for a period of more than thirty consecutive trading days. In its notification, the NASD informed us that we had 180 calendar days, or until January 12, 2004, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the NASD indicated that the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before January 12, 2004. On October 14, 2003, we were was notified by the NASD that we regained compliance with Nasdaq Marketplace Rule 4310(c)(4), because the closing price of our common stock had been at $1.00 per share or greater for at least 10 consecutive trading days.

We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market. Delisting would have material and adverse effects on our business and the value of your investment. If our common stock was to be delisted from Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.

In addition, the purchase agreements signed in connection with the December 31, 2002 and the January 22, 2003 closings of our private placement provide that if at any time during the two year period beginning on the respective closing dates of that placement our common stock is delisted from the NASDAQ National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the NASDAQ National SmallCap Market. We may incur other substantial liabilities under the terms of other financings, if our common stock is delisted.

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

Since we did not have a short-term investment or a line of credit obligation as of September 30, 2003, we do not have any material quantitative disclosures about market risk.

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

On June 30, 2003, the Company accepted the registration of former Chief Financial Officer and Secretary, Ronald E. Bourquin, who left to pursue other interests. Barry D. Michaels joined the Company on June 30, 2003 as Interim Chief Financial Officer and Secretary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group options to purchase 422,535 shares of our Common Stock at an exercise price of $0.71 per share. We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the issuance of these options to the physician.

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We paid a total of $518,703.20 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase approximately 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction caused additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

We used the proceeds received from the sale of our securities on August 13, August 14 and August 18, 2003 for working capital, including, without limitation, costs and expenses relating to our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our microcatheter planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the August 13, August 14 and August 18, 2003 closings of our private placement. We filed with the SEC a registration statement on Form S-3 in connection with that placement.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of the Security Holders

None.

Item 5.	Other Information

On October 17, 2003, Ernst & Young LLP informed the Company that they will resign as Cardima’s independent accountant effective upon the completion of the quarterly review of the Company’s fiscal quarter ending September 30, 2003. In connection with its audits of each of the two most recent fiscal years and through November 14, 2003, the date of this report, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Audit Committee of our Board of Directors has begun the process of considering other international, national and regional independent accounting firms to replace Ernst & Young LLP, with the goal of selecting a replacement firm prior to the end of this fiscal year, but the Company is unable to predict when a replacement will be retained. The failure to do so in a timely manner, and any transition issues or other disruptions caused by the resignation of Ernst and Young LLP or the retention of a new independent auditing firm, could have a material adverse effect on the Company.

On August 28, 2003, the Company met with the Medical Devices Bureau of the Health Products and Food Branch of Health Canada, in response to a Section 40 Letter (intention to suspend a medical device license) received on July 16, 2003 from the Medical Devices Bureau. On September 16, 2003, the Bureau advised us that it had postponed its decision regarding the medical device license for our REVELATION® Tx Microcatheter, T-Flex and Helix products pending further review. The Bureau indicated that it intends to review our revised analyses of the clinical data from the current clinical trial, which will include additional patient data gathered since February 10, 2003 and new analysis preformed since March, 2003. We submitted the requested data to the Bureau before the October 31, 2003 deadline. We are unable to predict the timing or outcome of the Bureau’s review.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Form of Investor Common Stock Purchase Warrant (1)

10.2	Form of Placement Agent Common Stock Purchase Warrant (1)

10.3	Form of Securities Purchase Agreement dated August 13, 2003 (1)

10.4	Form of Securities Purchase Agreement dated August 14, 2003 (1)

10.5	Form of Securities Purchase Agreement dated August 18, 2003 (1)

10.6	Form of Registration Rights Agreement (1)

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits 10.1 through 10.6 to the Company’s Registration Statement on Form S-3 (File No. 333-108788) filed September 12, 2003.

(b)	Reports on Form 8-K filed during the third quarter of 2003:

On July 2, 2003, we filed a report on Form 8-K to announce a reduction in workforce on June 30, 2003 by approximately 30%.

On July 8, 2003, we filed a report on Form 8-K, to announce the appointment of a new interim Chief Financial Officer and Secretary.

On August 14, 2003, we furnished a report on Form 8-K, with an exhibit attached thereto, to announce financial results for the second quarter ended June 30, 2003.

On August 15, 2003, we filed a report on Form 8-K to disclose two closings of private placements on August 14, 2003 and August 15, 2003.

On August 25, 2003, we filed a report on Form 8-K to disclose the final closing of our August 2003 private placement.

On September 19, 2003, we filed a report on Form 8-K, to announce the Company met with the Medical Devices Bureau of the Health Products and Food Branch of Health Canada on September 16, 2003, in response to a Section 40 Letter (intention to suspend a medical device license) received on July 16th from the Devices Bureau.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2003	CARDIMA, INC.

/s/ GABRIEL B. VEGH GABRIEL B. VEGH
Chairman, Chief Executive Officer and Director

/s/ BARRY D. MICHAELS BARRY D. MICHAELS
Interim Chief Financial Officer and Secretary