Form 10-Q/A
period 2003-09-30
CARDIMA INC
filed 2004-03-25
CIK 1022570

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

(Address of Principal Executive Offices)(Zip Code)

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

EXPLANATORY NOTE

Cardima, Inc. (referred to in this filing as “Cardima,” the “Company”, “we” and “us”) is filing this Form 10-Q/A for the quarter ended September 30, 2003 to reflect the restatement of its unaudited financial statements as of and for the three-month and nine-month periods ended September 30, 2003. See the financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A does not attempt to modify or update all other disclosures set forth in the original filing of our Form 10-Q for the quarter ended September 30, 2003, and this Form 10-Q/A does not purport to update or discuss any other event, development or information subsequent to the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2003 on November 14, 2003. Please refer to our SEC filings after that date, including without limitation the disclosures under the caption “Risk Factors” in our prospectus filed under Rule 424(b)(3) of the Securities Act of 1933 on February 12, 2004, for additional information about certain events, developments and information subsequent to the original filing of our Form 10-Q. Those subsequent filings update and supersede certain information contained in our original Form 10-Q and in this Form 10-Q/A. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

CARDIMA, INC.

PART I. Financial Information

PART II. Other Information

PART I.

Item 1.	Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003 (Unaudited and as restated)	December 31, 2002 (1)
ASSETS
Current assets:
Cash and cash equivalents	$6,296	$3,385
Accounts receivable, net of allowances for doubtful accounts of $83 at September 30, 2003 and $79 at December 31, 2002	304	318
Inventories	1,172	1,226
Other current assets	532	622

Total current assets	8,304	5,551
Property and equipment, net	644	1,030
Notes receivable from officers	618	595
Other assets	39	89

	$9,605	$7,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104	$2,029
Accrued compensation	986	1,238
Other current liabilities	273	276
Capital lease obligation - current portion	271	142

Total current liabilities	2,634	3,685
Deferred rent	39	4
Capital lease obligation - noncurrent portion	93	26
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized, 76,725,183 shares issued and outstanding at September 30, 2003; 54,394,264 issued and outstanding as of December 31, 2002; at amounts paid in	107,922	94,003
Accumulated deficit	(101,083)	(90,453)

Total stockholders’ equity	6,839	3,550

	$9,605	$7,265

(1)	The balance sheet as of December 31, 2002 was derived from the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003 (as restated)	2002	2003 (as restated)	2002
Net sales	$561	$444	$1,690	$1,633
Operating expenses:
Cost of goods sold	840	1,074	2,746	2,667
Research and development	967	1,200	3,412	3,246
Selling, general and administrative	1,603	1,544	5,296	4,865

Total operating expenses	3,410	3,818	11,454	10,778

Operating loss	(2,849)	(3,374)	(9,764)	(9,145)
Interest and other income	15	19	48	66
Other non-cash expense	(904)	—	(904)	—
Interest expense	(4)	(3)	(10)	(17)

Net loss	$(3,742)	$(3,358)	$(10,630)	$(9,096)

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.18)	$(0.21)

Shares used in computing basic and diluted net loss per share	70,071	47,072	59,391	44,139

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003 (as restated)	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,630)	$(9,096)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	521	745
Reversal of non-cash stock-based compensation	—	(405)
Derivative revaluation	904	—
Loss on disposal of assets	9	6
Non-cash interest income on notes receivable from officers	(23)	(23)
Changes in operating assets and liabilities:
Accounts receivable	14	53
Inventories	54	271
Other current assets	90	(289)
Other assets	50	94
Accounts payable	(925)	(323)
Accrued employee compensation	(252)	(198)
Other current liabilities	(3)	462
Deferred rent	35	(18)

Net cash used in operating activities	(10,156)	(8,721)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(144)	(551)

Net cash used in investing activities	(144)	(551)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under leases	196	(256)
Net proceeds from sale of common stock	13,015	4,873

Net cash provided by financing activities	13,211	4,617

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$2,911	(4,655)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,385	$7,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,296	$2,887

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited and as restated)

1.	RESTATEMENT OF FINANCIAL STATEMENTS

Cardima, Inc. is restating its unaudited financial statements as of and for the three-month and nine-month periods ended September 30, 2003 for two purposes. First, the restatement properly classifies and values warrants issued in connection with the Company’s private placements completed on August 13, August 14 and August 18, 2003, resulting in an additional non-cash expense. Through the filing of our Form 10-Q for the quarter ended September 30, 2003, the Company’s management believed that the warrants’ value was appropriately classified as equity. Accordingly, the Company did not expense the revaluation of the warrants as Other non-cash expense when the shares underlying the warrants were registered on a Registration Statement on Form S-3, which was declared effective on September 12, 2003, pursuant to the contractual registration rights granted to the investors in the private placements. However, the Company subsequently determined that Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” should be applied to these warrants, and that, under EITF 00-19, these warrants should be valued and their revaluation at the effective date of the registration statement expensed, because the Company was required to register shares to be delivered upon exercise of the warrants. Since EITF 00-19 requires that the warrants be recorded at fair value, the Company was required to expense the change in fair value of the warrants between the time of issuance and the date of effectiveness of the registration statement registering the underlying shares. This additional expense is a non-cash item.

In addition, the restatement adjusts accrued compensation with respect to the separation of a corporate officer from his employment with the Company. A separation agreement calling for payment to this officer over a period of time was initially approved by the Board of Directors in July 2003, with an amendment approved by the Board of Directors in October 2003. An accrual for this severance arrangement was inadvertently overlooked during the quarter ended September 30, 2003. The restatement to include this accrual resulted in a $180,000 increase in selling, general and administrative expense for that quarter for the amount of severance package approved in July 2003.

The valuation expense for the warrants issued in the August 2003 private placements, and the additional compensation expense described above, resulted in an increase to the Company’s net loss attributable to common stockholders in the quarter ended September 30, 2003.

The following table indicates the impact of the restatement on the Company’s balance sheets and statements of operations. The restatement had no impact on the net cash and cash equivalents as reported in the Company’s statements of cash flows.

CONDENSED BALANCE SHEETS

	As Originally Reported	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation	$806	$986

Total current liabilities	$2,454	$2,634
Stockholders’ equity:
Common stock, $0.001 par value	$107,018	$107,922
Accumulated deficit	$(99,999)	$(101,083)

Total stockholders’ equity	$7,019	$6,839

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	As originally Reported	As Restated	As originally Reported	As Restated
Operating expenses:
Selling, general and administrative	$1,423	$1,603	$5,116	$5,296

Total operating expenses	$3,230	$3,410	$11,274	$11,454

Operating loss	$(2,669)	$(2,849)	$(9,584)	$(9,764)
Other non-cash expense	—	$(904)	—	$(904)

Net loss	$(2,658)	$(3,742)	$(9,546)	$(10,630)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.16)	$(0.18)

2.	BASIS OF PRESENTATION

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

3.	MANAGEMENT’S PLANS

As of September 30, 2003 the Company had approximately $6,296,000 in cash and cash equivalents, working capital of $5,670,000 and an accumulated deficit of $101,083,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards completion of its key clinical trial in the United States, regulatory approval for and commercialization of the REVELATION® Tx in the United States. Our management currently estimates that our cash balances as of September 30, 2003 will be sufficient to fund planned expenditures into the second quarter of 2004, but this cannot be predicted with certainty. Although management recognizes the need to raise funds in the near future and is currently negotiating with certain third parties the terms and conditions of financing transactions, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will be favorable to us. Any failure by management to obtain additional funding will result in our inability to continue as a going concern.

On June 30, 2003, our workforce was reduced by 21 employees, of which fifteen (15) were in operations, four (4) in research and development and two (2) in marketing and general and administration, in order to concentrate all resources on continued efforts to resubmit data to the FDA for the approval of the REVELATION Tx. Additionally, the Company accepted the resignation of the former Chief Financial Officer and Secretary, who left to pursue other interests. Barry D. Michaels joined the Company on June 30, 2003 as Interim Chief Financial Officer and Secretary. Restructuring charges are approximately $325,000 with $117,000 in research and development, $137,000 in marketing and general administration and $71,000 in operations. Approximately $60,000 of the total costs were paid out on June 30, 2003 and $226,000 in the third quarter of 2003 and we expect $71,000 additional restructuring charges in the fourth quarter of 2003. For the quarter ended September 30, 2003, an accrual for compensation expenses of $180,000 was taken based on the terms of the separation agreement of the former Chief Financial Officer approved by the Board of Directors in July 2003.

The Company continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements covering eight countries with an emphasis on Europe and the Pacific Rim. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing United States Food and Drug Administration approval of the REVELATION® Tx remains one of our primary goals. Approvals will continue to be pursued in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application.

4.	STOCK-BASED COMPENSATION

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (as restated)	2002	2003 (as restated)	2002
Net loss - as reported	$(3,742)	(3,358)	$(10,630)	$(9,096)
Add:
Stock-based employee compensation expense included in reported net income	—	(118)	—	(432)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(393)	(190)	(895)	(516)

Pro forma net loss	$(4,135)	$(3,666)	$(11,525)	$(10,044)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.07)	$(0.18)	$(0.21)

Pro forma	$(0.06)	$(0.08)	$(0.19)	$(0.23)

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group, options to purchase 422,535 shares of our common stock at an exercise price of $0.71 per share. The options become exerciseable upon the achievement of specific milestones as defined in the related consulting and option agreements. As of September 30, 2003, none of the specified milestones had been achieved.

5.	CRITICAL ACCOUNTING POLICIES

Use of Estimates

We have prepared our financial statement in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statement and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from two types of customers – end users and distributors. Revenue is recognized upon the shipment of product, provided the title of products has been transferred at the point of shipment, there is persuasive evidence of an agreement, the payment for the product is reasonably assured, and no substantive obligations to the customer remain. Customers are not entitled to any rights of product return.

Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand.

6.	PRIVATE PLACEMENTS

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

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. The warrants will become exercisable six months after issuance date. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. We paid a total of $518,703.20 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase approximately 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction caused 337,536 additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities. Additionally, an expense of $904,000 was recorded as Other Non-Cash Expense for the difference in the valuation of the warrants between the issuance dates and the date of registration of the shares underlying warrants issued in this transaction. (See Note 1 above.)

7.	INVENTORY

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$597	$532
Work-in-process	23	121
Finished goods	552	573

	$1,172	$1,226

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $173,000 and $242,000 at September 30, 2003 and December 31, 2002, respectively. The Company provides reserves for potential excess quantities and obsolescence as a result of technological advances which impact inventories on hand.

8.	STOCK OPTION RE-PRICING

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

9.	NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss equaled net loss for all periods presented.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any financial interest in variable interest entities. The adoption of this Interpretation did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) of Financial Accounting Standards Board (or FASB) finalized revisions to EITF 00-21, Revenue Arrangements with Multiple Deliverables, on which it had reached a consensus in November 2002. EITF 00-21 addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fiar value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s financial position or results of operation.

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

On October 13, 2003, Cardima issued a notice of redemption to the holders of warrants to purchase 3,655,757 shares of Common stock issued on August 13, 2003. Subject to satisfaction of certain conditions, including that our Common Stock’s average closing price shall have been greater than or equal to $1.0592 (subject to adjustment for any stock splits or similar events) for fifteen (15) consecutive trading days during the period ending on February 13, 2004, that our Registration Statement shall be effective as to shares of Common Stock issuable upon exercise of the warrants and the continued listing of our Common Stock on the Nasdaq SmallCap Market, the warrants will automatically be redeemed on March 15, 2004 at the price of $0.001 per underlying share unless they are exercised between February 13, 2004 and March 15, 2004. After the close of business on the redemption date, the warrants shall not be deemed outstanding, and all rights with respect to such warrants shall cease, except the right of the holders to receive, upon surrender of the warrants, the monies that were payable on redemption of such warrants.

On November 12, 2003, Cardima issued a notice of redemption to the holders of warrants to purchase 858,851 shares of Common stock issued on August 14, 2003. Subject to satisfaction of certain conditions, including that our Common Stock’s average closing price shall have been greater than or equal to $1.1328 (subject to adjustment for any stock splits or similar events) for fifteen (15) consecutive trading days during the period ending on February 14, 2004, that our Registration Statement shall be effective as to shares of Common Stock issuable upon exercise of the warrants and the continued listing of our Common Stock on the Nasdaq SmallCap Market, the warrants will automatically be redeemed on March 15, 2004 at the price of $0.001 per underlying share unless they are exercised between February 14, 2004 and March 15, 2004. After the close of business on the redemption date, the warrants shall not be deemed outstanding, and all rights with respect to such warrants shall cease, except the right of the holders to receive, upon surrender of the warrants, the monies that were payable on redemption of such warrants.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This report, including the following management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the

Company’s goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q/A are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. Such factors include uncertainties associated with the Company’s ability to obtain adequate funding, whether we will be successful in obtaining U.S. Food and Drug Administration approval of our pre-market approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system, after the FDA’s initial indication that it concurred in the non-approval recommendation of the Circulatory Systems Device Panel, whether we will be able to conduct successful clinical trials, whether we will be able to obtain and maintain timely regulatory approvals and gain acceptance from the marketplace for our products, whether we will be able to successfully market, sell and derive sufficient revenue from our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in the Company’s SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q/A. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q/A and in the Company’s Annual Report on Form 10-K.

In addition, this Form 10-Q/A is being filed to reflect the restatement of the Company’s unaudited financial statements as of and for the three-month and nine-month periods ended September 30, 2003, and does not otherwise update the disclosures in the Form 10-Q originally filed with respect to those periods or reflect events occurring after the filing of that Form 10-Q on November 14, 2003. The restatement resulted in the recording of an Other non-cash expense of approximately $904,000 and an addition to selling, general and administrative expense of $180,000. Please see the Explanatory Note above for more information about the restatement and the disclosures contained in this Form 10-Q/A.

Overview

Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001 however, our efforts have primarily focused on developing differentitated products that diagnosis and treat atrial fibrillation, including our REVELATION® Tx microcatheter for use in the Electrophysiology (EP) market and our Surgical Ablation System for use in the surgical market.

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

We are be required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(K) or PMA approval from the U.S. Food and Drug Administration in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(K) approval from the FDA, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in western Europe and select portions of Asia.

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

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, clinical trials, obtaining regulatory approval, sales and marking and manufacturing.

Results Of Operations – Three and Nine Months Ended September 30, 2003 and 2002 (as restated)

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

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing labor and overhead. Cost of goods sold for the quarter ended September 30, 2003 decreased 22% to $840,000 from $1,074,000 for the same period in 2002. For the nine-month period ended September 30, 2003 cost of goods sold increased 3% to $2,746,000 from $2,667,000 for the same nine-month period in 2002 Inventory reserves for excess and obsolete inventory decreased $69,000, or 29%, to $173,000 in September 2003 from $242,000 at December 31, 2002. This decrease was primarily due to the disposition and write-off of excess and obsolete raw material and finished goods. We reserve for inventory amounts by considering the potential excess inventory in relation to sales forecasts, and the obsolescence of inventory as a result of technological advancements and shelf life expirations. When we write-off specific inventory or have determined that inventory is obsolete, the inventory is subsequently disposed of.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2003 increased $59,000, or 4%, to $1,603,000 from $1,544,000 for the same period in 2002. For the nine month period ended September 30, 2003, total selling, general and administrative expenses increased $431,000, or 9%, to $5,296,000 from $4,865,000. More specifically, selling expenses for the first nine months of 2003 decreased $572,000, or 29%, to $1,430,000 from $2,002,000 for the first nine months of 2002. This decrease is attributable to the decreased international sales presence as we focused our resources on securing regulatory approval for the REVELATION® Tx in the United States. This decrease was offset by an increase in general and administrative expenses for the first nine months of 2003 of $904,000, or 37%, to $3,343,000 from $2,439,000 for the first nine months of 2002. The increase in general and administrative expenses in this period is due primarily to overall corporate and legal expenses, as well as the additional severance expense of $180,000 described in this restatement. Marketing expenses for the first nine months of 2003 also increased $99,000, or 23%, to $523,000 from $424,000 for the same period in 2002 as internal preparations continued for the launch of therapeutic products worldwide.

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

Other Non-Cash Expense

Other non-cash expense for the quarter and nine months ended September 30, 2003 was $904,000. No such expense was recorded for the same periods in 2002. This non-cash expense relates to the warrants issued in connection with our August 2003 private placements, and represents the difference in the warrants’ valuation between their dates of issuance and the registration of the shares underlying the warrants.

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

Net cash used in operating activities for the first nine months of 2003 was approximately $10,156,000, compared to the net cash used of $8,721,000 for the first nine months of 2002. The increase of $1,435,000, or 16%, in net cash used in operating activities is due to the higher cash requirements for regulatory and clinical expenses associated with the PMA submission to the FDA for the REVELATION® Tx and the increased general and administrative costs. Net cash provided by financing and investing activities for the first nine months of 2003 was approximately $13,211,000, compared to net cash provided by financing and investing activities of $4,617,000 for the first nine months of 2002. This change was primarily due to the closing of sales of shares of our common stock in private placements in January, March, April and August of 2003 and the expiration and subsequent payoff of certain capital leases during the second quarter of 2002.

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

Our net losses were approximately $10.6 million for the nine months ended September 30, 2003 (after reflecting the restatement described above) and approximately $12.6 million, $9.3 million and $7.8 for the years ended December 31, 2002, 2001 and 2000, respectively. As of September 30, 2003, our accumulated deficit was approximately $101.1 million, as restated. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on September 28, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock or other securities during the six (6) month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the party that acted as agent in connection with this private placement upon the closing of the transaction, a total of $175,000 in cash and issued to the agent warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on October 11, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock or other securities during the six (6) month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective, among other conditions. Redemptions initiated during the first six months after the closing are subject to deferral and certain other conditions. In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $1.0592 for redemption on March 15, 2004, but this redemption is subject to conditions including that our common stock’s average closing price for the 15 consecutive trading days ending on February 13, 2004 must equal at least $1.0592 per share. In November 2003, we called the warrants dated August 14, 2003 with exercises prices of $1.1328 for redemption on March 15, 2004, but this redemption is subject to conditions including that our common stock’s average closing price for the 15 consecutive trading days ending on February 14, 2004 must equal at least $1.1328 per share, Accordingly, we cannot predict whether the redemption of these warrants will occur. We paid approximately $520,000 in cash to the parties that acted as agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction will cause additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

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

On October 17, 2003, Ernst & Young LLP informed us that they will resign as our independent auditing firm effective upon the completion of the quarterly review of our fiscal quarter ending September 30, 2003. The Audit Committee of our Board of Directors has begun the process of considering other international, national and regional independent accounting firms to replace Ernst & Young LLP, with the goal of selecting a replacement firm prior to the end of this fiscal year, but we are unable to predict when a replacement will be retained. The failure to do so in a timely manner, and any transition issues or other disruptions caused by the resignation of Ernst & Young LLP or the retention of a new independent accounting firm, could make it more difficult or impossible for us to raise necessary capital or effect other corporate transactions, could otherwise disrupt our business, and could cause us to incur additional costs and expenses, any of which, could have a materially adverse effect on the Company and the value of the Common Stock.

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

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering. The letter agreement also provided for the payment of a cash fee of $25,000 upon execution of the agreement, and a break-up fee of $100,000 (net of the fee paid upon execution) for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placements were undertaken without the November 2002 Advisor’s assistance, and in April 2003 we paid to the November 2002 Advisor a net break-up fee of $75,000. On April 17, 2003, we terminated this letter agreement, effective May 18, 2003. In a letter dated September 19, 2003, this former advisor has claimed that its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $157,500 and warrants to purchase “Units” of the Company’s securities (compromising 396,514 shares of Common Stock and warrants to purchase 118,954 shares of Common Stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, ini connection with four enumerated purchasers’ investments in our August 2003 private placement. The letter also stated that the November 2002 Advisor believed that the Company would have additional obligations to the advisor in the event that it was determined that other investors in the August 2003 private placement were investors as to which the November 2002 Advisor is entitled to compensation under its November 13, 2002 agreement with us. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module has been left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel recommended that the U.S. Food and Drug Administration not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the

FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the panel recommendation. We intend to provide new analysis, including data from an expanded patient base, to the FDA. However, the timing of our submission, and the timing and outcome of the FDA’s consideration of any submission, are currently uncdrtainities.

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

We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. For example, we currently do not have the ability to manufacture one of the components of our Surgical Ablation System in substantial quantities. We expect that if U.S. sales for the PATHFINDER™ and REVELATION® microcatheter systems increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

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

Currently, our common stock trades on the NASDAQ SmallCap Market. We cannot assure you that we will be able to maintain our listing on Nasdaq or any other established trading market. Among other things, Nasdaq has considerable discretion with respect to listing standards, which include qualitative criteria as well as quantitative criteria, such as minimum stock price requirements, some of which are out of our control. Among other things, Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. We have faced possible delisting from Nasdaq in the past and may receive notices of potential delisting in the future. For example, the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the NASDAQ SmallCap Market. We appealed the NASD’s decision, met the continued listing requirements and on June 7, 2001, the NASD notified us that our common stock would continue to trade on the NASDAQ SmallCap Market.

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

On June 30, 2003, our former Chief Financial Officer and Secretary, Ronald E. Bourquin, left the Company to pursue other interests. Barry D. Michaels joined the Company on June 30, 2003 as Interim Chief Financial Officer and Secretary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group options to purchase 422,535 shares of our Common Stock at an exercise price of $0.71 per share. We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the issuance of these warrant to the physician.

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

None

Item 5.	Other Information

On October 17, 2003, Ernst & Young LLP informed the Company that they will resign as Cardima’s independent accountant effective upon the completion of the quarterly review of the Company’s fiscal quarter ending September 30, 2003. In connection with its audits of each of the two most recent fiscal years and through November 14, 2003, the date of this report, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Audit Committee of our Board of Directors has begun the process of considering other international, national and regional independent accounting firms to replace Ernst & Young LLP, with the goal of selecting a replacement firm prior to the end of this fiscal year, but the Company is unable to predict when a replacement will be retained. The failure to do so in a timely manner, and any transition issues or other disruptions caused by the resignation of Ernst & Young LLP or the retention of a new independent auditing firm, could have a material adverse effect on the Company.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Form of Investor Common Stock Purchase Warrant (1)

10.2	Form of Placement Agent Common Stock Purchase Warrant (1)

10.3	Form of Securities Purchase Agreement dated August 13, 2003 (1)

10.4	Form of Securities Purchase Agreement dated August 14, 2003 (1)

10.5	Form of Securities Purchase Agreement dated August 18, 2003 (1)

10.6	Form of Registration Rights Agreement (1)

10.7	Separation agreement with former Chief Financial Officer

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits 10.1 through 10.6 to the Company’s Registration Statement on Form S-3 (File No. 333-108788) filed September 12, 2003.

(b)	Reports on Form 8-K filed during the third quarter of 2003:

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

DATE: March 25, 2004	CARDIMA, INC.

/s/ Gabriel B. Vegh

GABRIEL B. VEGH Chairman, Chief Executive Officer and Director

/s/ Barry D. Michaels

BARRY D. MICHAELS Interim Chief Financial Officer and Secretary