Form 10-K
period 2003-12-31
CARDIMA INC
filed 2004-03-31
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

Series A Participating Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of June 30, 2003, the last day of the Registrant’s most recently completed second fiscal quarter, there were 62,950,415 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on June 30, 2003) was $ 45,065,542. Shares of Registrant’s Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding shares of the Registrant’s Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2004, there were 84,618,244 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with our 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our actual results may differ materially from those expressed in or implied by forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express or imply our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words or other comparable terminology:

• “will likely result,”	• “estimate,”	• “intends,”

• “are expected to,”	• “believe,”	• “plans,”

• “will continue,”	• “predict,”	• “projection,” and

• “is anticipated,”	• “potential,”	• “outlook.”

You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ significantly and materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

•	our ability to obtain additional financing to support our operations,

•	clinical trial results,

•	obtaining and maintaining regulatory approval,

•	market acceptance of and continuing demand for our products,

•	the attainment of patent protection for any of these products,

•	the impact of competitive products, pricing and reimbursement policies, and

•	changing market conditions and other risks detailed below.

You should read and interpret any forward-looking statements together with the following documents:

•	our Quarterly Reports on Form 10-Q and 10-Q/A,

•	the risk factors contained in this report under the caption “Factors Affecting Future Results,” and

•	our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, unless required by law.

PART I

ITEM 1.    BUSINESS

Overview

We are focused on the diagnosis and treatment of cardiac arrhythmias. Arrhythmias are abnormal electrical heart rhythms that cause fast and/or otherwise irregular heartbeats, which can potentially be fatal. Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias: atrial fibrillation (AF) and ventricular tachycardia (VT), however our current efforts are focused on products for the diagnosis and treatment of AF. We develop, manufacture and market those products for two distinct market segments, electrophysiology (EP) and cardiac surgery.

The principal clinical goal in the treatment of atrial fibrillation is effective, less destructive ablation of arrhythmia-causing tissue with thin linear lesions. Ablation involves the destruction of arrhythmia-causing tissue through the application of various forms of energy. To achieve this goal in the electrophysiology setting, doctors must be able to treat areas of the heart that currently are inaccessible with existing catheter technology by using easy to perform techniques that minimize trauma to the patient. Similarly, in the surgical setting doctors need a system that can mimic the surgical “maze” procedure while minimizing trauma to the patient and reducing overall procedure time. The “maze” procedure is an open chest, open heart surgical procedure in which a surgeon creates an anatomical scar pattern on the heart tissue by making cuts in the tissue.

Our EP system utilizes microcatheters that are designed to offer the following perceived advantages over existing, competitive catheters:

•	Our therapeutic microcatheters for treating atrial fibrillation, including the REVELATION Tx, REVELATION Helix and the REVELATION T-Flex, are capable of precisely locating the arrhythmia-causing tissue (mapping) and ablating it. Using these dual functions in a single microcatheter, we believe doctors will need to access the arrhythmia-causing tissue only once in order to map it, verify its arrhythmia-causing nature and ablate it. We believe the dual functions of our microcatheter systems will decrease procedure times and improve treatment of atrial fibrillation.

•	Our microcatheters are approximately one-third to one-fourth the size of other existing catheters, which allow doctors to create thin, linear lesions, thereby preserving a greater amount of atrial tissue during an ablation procedure.

•	Our microcatheters require less radio frequency (RF) energy to yield a given depth of ablation lesion than competitive catheters.

•	Our microcatheters incorporate a variable stiffness technology, using a central core guidewire and an atraumatic, highly flexible tip, which allows them to conform to the surface of the heart’s atrial wall for diagnosing and treating atrial fibrillation.

•	Our microcatheters that diagnose and treat atrial fibrillation contain flexible, coiled electrodes arranged in a linear fashion. This design permits doctors to create long, thin linear lesions, or lines of block, using RF energy mimicking the “maze” procedure.

•	Our ablation microcatheters are designed with temperature-sensing bands between each electrode to allow direct contact of the temperature bands with the atrial tissue. We believe this provides doctors with a more accurate temperature reading during ablation.

•	All of our microcatheters for use in the EP market are disposable, single-use products that can be adapted to, and used with, virtually all existing signal display systems and most radio frequency generators currently used by doctors. Doctors can thereby use our products without making additional capital equipment expenditures.

Our Surgical Ablation System utilizes a microcatheter-based surgical probe coupled to INTELLITEMP, a RF energy management device. On January 29, 2003, we were notified that the U.S. Food and Drug

Administration, or FDA, had granted us 510(k) clearance to commercialize the Cardima Surgical Ablation System for use in cardiac surgery. 510(k) clearance is received when a product has been found by the FDA to be substantially equivalent to other similar and legally marketed devices and the product receives clearance for commercial distribution. This system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP, an RF energy management device. Our system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously, a feature which we expect may significantly reduce the time required to perform the ablation procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat atrial fibrillation as an adjunct procedure to valve replacement. While early results are promising, six month patient follow-up data will be required to judge the long-term effectiveness and safety of our system.

Our primary focus is to obtain FDA approval of our REVELATION Tx linear ablation microcatheter system. On November 5, 2002, our Pre-Market approval application, or PMA, was accepted by the FDA and we were granted expedited review status. On May 29, 2003, the Circulatory System Devices Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device, however the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which reiterated the recommendation of the Panel and stated that the FDA concurred with the panel recommendation. On January 20, 2004 we submitted an amendment to our PMA to the FDA which we believe was responsive to the suggestions provided by the Panel. We are currently waiting for FDA review of that amendment and response thereto.

As of March 15, 2004, we had cash and cash equivalents of approximately $7.1 million. Our management believes that our cash balances as of March 15, 2004, will be sufficient to fund planned expenditures into the fourth quarter of 2004. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

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

The heart, as with any other organ, requires oxygen and nutrients to function efficiently. Because the heart has large oxygen and nutrient demands of its own, it requires an extensive, well-developed vascular network to bring blood to and carry blood away from its muscle tissue. This vascular network is located throughout the majority of the heart’s walls and serves to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originates on the epicardium, or outer surface, of both the atria and the ventricles, and penetrates into the tissues of the walls of the heart. Thus, the anatomy of the heart walls consists of a thick mass of muscle cells supported by a framework of blood vessels.

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

Arrhythmias

Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart, have detrimental physical effects and impair a person’s quality of life. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke and even death. Arrhythmias have numerous causes, including congenital defects and tissue damage from either heart attacks or arteriosclerosis. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute; and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: (1) atrial tachycardia, which has its origin in the atria and (2) ventricular tachycardia, which has its origin in the walls of the ventricles. Generally, arrhythmias are degenerative and worsen over time.

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

According to the American Heart Association, atrial fibrillation affects more than 2.2 million people in the United States. The American Heart Association estimates that atrial fibrillation is responsible for over 100,000 strokes each year in the United States. AF is an independent risk factor for stroke, increasing the risk five fold.

Standard electrocardiograms may be unable to locate the origin, or focus, of the atrial fibrillation. The preferred diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus, or origin, of the arrhythmia.

Current atrial fibrillation treatments are primarily supportive and palliative and do not cure atrial fibrillation. The most common therapies used in treating atrial fibrillation are anti-arrhythmic and anticoagulant drugs. Anti-arrhythmic drugs are typically used in an attempt to reduce the number of episodes of atrial fibrillation severity and/or to reduce the duration of each individual episode. Anticoagulants are used to reduce the normal clotting mechanism of the blood, therefore reducing the potential of creating blood clots. Anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function, and may significantly affect the patient’s quality of life. Another palliative procedure for atrial fibrillation is external cardioversion, or the application of a strong electrical current using an external defibrillator to attempt to shock the heart back into normal sinus rhythm. This treatment only affects a single episode of atrial fibrillation, therefore it has no effect on the basic cause of atrial fibrillation and is not curative. Another treatment is the deliberate destruction of the atrio-ventricular node and subsequent implantation of a pacemaker. This is typically considered a treatment of last resort for atrial fibrillation patients as it does not cure or treat the atrial fibrillation itself, but rather allows rate control of the ventricles. The patient still has atrial fibrillation. Also, the patient is dependent on the pacemaker for life. Pacemakers are a device implanted into the chest, are battery-powered and typically require replacement approximately every seven to ten years, depending on manufacturer, type of device and amount of electrical energy delivered. Patients with pacemakers are usually required to continue with chronic anticoagulant drug therapy to attempt to prevent clotting. Anticoagulant drug therapy may result in the weakening of the blood vessels in the brain that may increase the risk of hemorrhagic stroke.

The only curative therapy for atrial fibrillation used today is an open heart operation commonly known as the surgical “maze” procedure. In the maze procedure, concomitant with another heart procedure, such as valve replacement or coronary artery bypass surgery, a surgeon makes a series of cuts in a specific “maze-like” formation through the wall of the atrium with a scalpel and then sutures these cuts back together. These scars re-direct and contain the chaotic electrical impulses and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive and is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to atrial fibrillation patients who also have some other surgical need, it is generally considered highly effective in controlling atrial fibrillation.

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

According to the American Heart Association, few deaths are statistically listed as being caused by ventricular tachycardia. However, it is estimated that approximately 340,000 sudden cardiac deaths per year from coronary artery disease may be attributed to ventricular tachycardia.

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

Our Microcatheter System Solution

We believe our microcatheter-based systems have the potential to offer the effectiveness of the only current open-heart surgical cure for atrial fibrillation—the “maze” procedure—, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. The principal clinical goals in the diagnosis and treatment of atrial fibrillation are effective mapping and safely creating appropriate lesions. To achieve those goals the electrophysiologist must be able to use easy-to-perform techniques to access areas of the heart that are currently inaccessible. We have designed microcatheter systems which we believe provide more extensive and safe access to the arrhythmia-causing tissue. We also believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. A microcatheter that both maps and ablates may decrease procedure time, improve treatment outcomes and enhance the overall safety of the procedure. Our completed Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx involved three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. All of our microcatheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

•	Minimally invasive approach. Our microcatheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other systems from reaching small vessels that our microcatheters can reach. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the surgical procedures currently in use.

•	Single microcatheter that can both map and ablate. We initially developed microcatheters for diagnosing arrhythmias. Our primary focus today is the development of therapeutic microcatheters, which we call the REVELATION family of microcatheters, capable of both mapping and ablating. Because our microcatheter systems can both map and ablate, we believe that they will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

•	Enhanced access to the vasculature of the heart. Our microcatheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our microcatheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

•	Less tissue damage at safer power setting. Because our REVELATION series ablation catheters are smaller, we create thinner lesion lines while maintaining the same depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in the pulmonary veins where pulmonary vein stenosis after conventional ablation therapy is an issue. The REVELATION series of ablation catheters creates thinner lines. We also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. While conventional catheters require at least 30 watts to ablate, we can ablate at power settings as low as 5 watts. We believe that lower power means being effective while preserving more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

•	Compatible with existing capital equipment. Our microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and radiofrequency generators currently in use by electrophysiology departments. This eliminates the need for new investment in additional capital equipment. As a result of the compatibility between our microcatheter systems and the equipment used by most electrophysiology labs, we believe our microcathers will be most effective for these labs.

•	Reduced procedure and radiation exposure times. We believe that the dual functionality of our microcatheter systems will reduce procedure times and enhance safety. Since the electrophysiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Curative Treatment for Atrial Fibrillation

Our REVELATION, REVELATION Tx and REVELATION T-Flex microcatheter systems are designed to diagnose and treat atrial fibrillation in the right atria by creating long, thin, continuous, linear, transmural lesions. Our REVELATION Helix microcatheter system is designed to diagnose and treat atrial fibrillation that originates from the pulmonary veins, located in the left atria. The REVELATION Helix can both diagnose and treat focal, or localized, atrial fibrillation. The REVELATION Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins or on the ostia, or outer base of the pulmonary veins, to contain atrial fibrillation. The REVELATION Helix received CE Mark approval in December 2001 to treat atrial fibrillation originating in the pulmonary veins. Our REVELATION Tx Phase III clinical trial data was submitted to the FDA on September 30, 2002 to treat atrial fibrillation in the United States. In June 2003, the FDA notified us that it concurred in the non-approval recommendation of the Circulatory Systems Device Panel. On January 20, 2004, we filed an amendment to that original PMA in response to suggestions and comments made by the Circulatory System Devices Panel, following our May 29, 2003 meeting with the Panel. We are currently waiting for the FDA to complete their review of our amendment to the PMA for the REVELATION Tx.

We believe our microcatheter systems will result in an improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. Our microcatheter systems typically deliver less radiofrequency energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. Our microcatheter systems also incorporate temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue. This direct contact between the temperature sensing bands and the atrial tissue is designed to give a more accurate temperature reading during ablation. Temperature sensing is extremely important when treating tissue in the left atria. The delivery of radiofrequency energy creates scar tissue and has the potential to coagulate blood. Blood clots are extremely dangerous on the left side of the heart because these clots can flow through the arterial system to the brain and cause a stroke. Competitive systems use temperature sensors positioned under their electrodes that are not in direct contact with the tissue. Given concerns about creating clots or coagulum during an ablation procedure, we believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for atrial fibrillation, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia and our THERASTREAM microcatheter system for both mapping and ablation of ventricular tachycardia are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the ventricular tachycardia foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to ventricular tachycardia ablation should permit our microcatheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER, PATHFINDER mini, TRACER and THERASTREAM which was formerly under development. In January 2001, we decided to focus our efforts on our atrial fibrillation program and postpone our work on the therapeutic ventricular tachycardia program until such time that we have the appropriate funding and resources to resume this project.

Our Business Strategy

Our objective is to be a leading developer of innovative products that provide safe and more effective diagnosis and treatment of atrial fibrillation and ventricular tachycardia, however our current efforts are solely focused on the diagnosis and treatment of AF. We intend to commercialize products for the treatment of AF in both the surgical and electrophysiology markets.

Our Surgical Ablation System received 510(k) clearance for use in the United States and we intend to seek a distribution partnership with a larger organization which has the necessary relationships and infrastructure to leverage our products into the surgical market. We are currently waiting to complete six month follow-up data and analysis on an initial group of patients treated with the system. We expect to continue to self-manufacture this system.

With respect to the electrophysiology market, we are focusing our development efforts on getting regulatory approval in the United States for our REVELATION family of microcatheters which are designed to treat atrial fibrillation. Once our REVELATION Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION Helix for mapping and treating atrial fibrillation originating in the pulmonary veins of the heart. Our strategy incorporates the following key elements:

•	Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. We are developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for atrial fibrillation. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutic, including guiding catheters and fixed-systems, in order to optimize the physician’s ability to access the areas of interest in the heart easily and safely. Additionally, we believe our REVELATION family of microcatheters will be used to create long, thin linear lesions designed to replicate the “maze” surgical procedure. The maze procedure, while expensive and highly invasive, has a high rate of success. By using microcatheters that can map as well as ablate, we believe the electrophysiologist need to access the arrhythmia-causing tissue only once, in order to map it, verify that it is causing the arrhythmia and then ablate the tissue using the same catheter.

•	Provide microcatheter systems that lower the cost of treating electrophysiological disorders. Our microcatheter systems are designed to reduce the average time required for atrial fibrillation and the diagnostic and therapeutic procedures for ventricular tachycardia. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of atrial fibrillation or ventricular tachycardia treatments. The shorter procedure time that we believe will result from the use of our microcatheter systems should enable physicians to perform a greater number of atrial fibrillation or ventricular tachycardia procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for atrial fibrillation and ventricular tachycardia procedures using our microcatheter systems. We believe that our microcatheter systems will appeal to patients and third-party payors seeking a cost-effective solution to the diagnosis and treatment of atrial fibrillation and ventricular tachycardia.

•	Accelerate acceptance and adoption of our microcatheter systems by leading electrophysiologists. We have formed relationships with leading medical centers in the United States, Europe and Japan to perform clinical trials of our microcatheter systems for the diagnosis and treatment of atrial fibrillation We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is an important step in the overall market acceptance of our microcatheter systems. We intend to continue to work with leading physicians and medical centers to demonstrate the safety and effectiveness of our microcatheter systems in treating AF. We hope this will allow us to establish broad market acceptance of our products. In addition, we intend to accelerate physician education regarding our microcatheter systems through additional training with our clinical investigators and peer-reviewed publications concerning the clinical trials of our microcatheter systems.

•	Increase sales by further penetrating international markets. We intend to increase international sales, especially in Europe, by leveraging of our current network of international distributors to further penetrate international markets, given their substantial size and the relatively lower regulatory barriers. We are cautiously optimistic that our INTELLITEMP RF energy control unit, which was granted the CE Mark in February 2004, will stimulate interest in our microcatheter systems by offering the opportunity to substantially reduce procedure times for the treatment of AF. We received ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as European approval (CE Mark approval) to market a number of our microcatheter products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER microcatheter system for mapping ventricular tachycardia and have received regulatory
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

The following table describes our products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION®	Eight-electrode microcatheter designed to map in both right and left atria.	Mapping	510(k)(2) clearance obtained.	Approved in the European Economic Area (CE Mark)(3) and Canada.

	Can also be used for linear ablation in approved markets.	Ablation	N/A	Approved in the European Economic Area (CE Mark) for ablation.

REVELATION® Tx	Guidewire based eight-electrode microcatheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	Phase III IDE(4) clinical trial conducted from August 2000 to present ; PMA(5) Application filed in September 2002; Non-approval status determined on May 29, 2003, application resubmitted January 20, 2004.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® T-Flex	Deflectable and steerable eight-electrode microcatheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Supplemental PMA submission to FDA planned if REVELATION® Tx is approved.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® Helix	Helical shaped guide-wire eight-electrode microcatheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.	Mapping and Ablation	US IDE clinical trial currently on hold.	Approved in the European Economic Area (CE Mark) and Canada. European clinical trial complete.

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)

REVELATION® Helix STX	Helica shaped guide-wire 16 - electrod microcatheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.	Pacing Mapping and Ablation	Clinical trial planned, if PMA for REVELATION Tx is approved.	Approved in European Economic Area (CE Mark)

NAVABLATOR™	Deflectable and steerable Hot Tip ablation microcatheter system with a temperature sensor designed to map and create transmural spot lesions in the right atrium	Mapping and Ablation	Incorporated into US-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	No submission currently planned.

INTELLITEMP® Multichannel RF Controller	Multichannel RF controller that allows controlled, simultaneous delivery of RF energy across multiple electrodes with individual temperature feedback.	Accessory to catheter ablation system	Cleared under 510(k) for use in surgical ablation of cardiac tissue. To be added through PMA supplement as device accessory to REVELATION® TX microcatheter system.	Approval in European Economic Area (CE Mark); approval covers bothe endocardial and surgical use.

CARDIMA® Ablation System	Eight-electrode, eight adjacent thermocouple surgical probe plus an RF energy management device which channels RF energy simultaneously through any combination of electrodes	Ablation of cardiac tissue	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) and Canada.

Diagnostic Products
PATHFINDER™	Guide-wire based multi-electrode microcatheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada and Japan

PATHFINDER™ mini	Smallest Cardima PATHFINDER microcatheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan and Canada.

TRACER®	Over-the-wire multi-electrode microcatheter system designed to be used in the veins of the heart wall over a guidewire.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Japan.

THERASTREAM™	Over-the-wire multi-electrode microcatheter system designed for mapping and ablation from within the veins of the heart wall.	Ablation	US IDE(4) approved for feasibility trial. Clinical trial on hold.	No trial currently planned in the European Economic Area.

Support Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
VENAPORT	Guiding catheters to access coronary sinus with a family of curve shapes and lengths. Designed to deliver Cardima microcatheters.	Venous access	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada, Japan and Australia.

VUEPORT	Balloon-tipped coronary sinus guiding catheter designed to facilitate delivery of electrophysiology catheters, for injection of contrast material to facilitate and provide occlusive venography.	Venous access, delivery of Electro-Physiology, or “EP Catheters,” venography	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

NAVIPORT	Deflectable guiding catheter designed to facilitate delivery of EP catheters.	EP catheter delivery and support	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

Accessories
EP SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing and electrophysiol-ogy recording.	510(k) clearance obtained.	Approved in European Economic Area (CE Mark), Canada, Japan and Australia.

TX SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing, electrophysiol-ogy recording and radio frequency ablation.	Incorporated into US-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	Approved in European Economic Area (CE Mark) and Canada.

(1)	The regulatory status of our microcatheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-K.

(2)	510(k) clearance is granted when a product has been found by the Food and Drug Administration to be substantially equivalent to other similar and legally marketed devices and receives clearance for commercial distribution. A 510(k) product usually requires less time to receive FDA approval to market than a Class III PMA device.

(3)	CE Mark means that a medical device is in substantial compliance with provisions set forth under the jurisdiction of the Medical Device Directive 93/42/EC and national derivatives in any European Member State. The affixed CE Mark allows commercial distribution throughout the European Economic Area.

(4)	IDE is an Investigational Device Exemption issued by the US Food and Drug Administration to study the safety and effectiveness of an unapproved investigational device in humans. Approval to begin an IDE study is issued if the US Food and Drug Administration believes the device potentially offers benefits for public health that outweigh the identified risk(s).

(5)	Pre-market Approval (PMA) is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request clearance to market, or to continue marketing, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s). [21 CFR Part 814].

Products Designed for Mapping and Ablating Atrial Fibrillation

Our REVELATION family of microcatheters can access the atria of the heart in a minimally invasive procedure. They are designed to effectively map and ablate the cardiac tissue that causes atrial fibrillation by creating (1) long, thin, continuous, linear lesions in the right or left atria and (2) focal or circumferential lesions in and around the pulmonary veins located in the left atria.

REVELATION for Atrial Fibrillation Mapping.    The REVELATION microcatheter system is designed to facilitate mapping of the atria. The REVELATION is a thin, flexible, eight-electrode microcatheter. The REVELATION microcatheter system is a 3French diameter microcatheter that incorporates variable stiffness technology to permit access to any area of the atria and has eight coil electrodes for added flexibility to enhance contact and conformance to atrial tissue. This microcatheter system is being marketed for mapping atrial fibrillation in the United States, Europe and Japan. The REVELATION is also approved for treatment of atrial fibrillation in the European Union.

Mapping prior to ablation may be useful to identify different etiologies of the arrhythmia, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most atrial fibrillation patients will need to be mapped and ablated in both the left and right atria, while others believe each side individually and separately need intervention. During the ‘maze’ procedure, the surgeon does not map the atria, rather a set of predetermined cuts are made in anatomical areas of the atria. We believe that our products will have clinical utility in determining where to ablate and in ablating in either the right or the left atria.

REVELATION Tx for Atrial Fibrillation Ablation.    The REVELATION Tx is a 3.7 French thin, flexible, eight-electrode microcatheter that incorporates variable stiffness technology to permit access to any area of the heart and has coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The REVELATION Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electrophysiologist will be able to use the REVELATION Tx microcatheter system to create long, thin, continuous, linear, lesions in both the right and left atria, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Tx may have the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

The REVELATION Tx microcatheter is designed with narrow coiled electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings may improve the safety of the procedure. The REVELATION Tx microcatheter system was designed to be used with virtually all cardiac electrophysiology radiofrequency generators and electrophysiology mapping systems.

The REVELATION Tx microcatheter has been tested in clinical trials in the European Union and the U.S. The United States clinical study, in Phase III since August 2000, has, as of December 2003, treated and followed 98 patients, a sufficient number to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our Pre-Market Approval (PMA) application. On September 30, 2002, we submitted our PMA application to the FDA and on November 5, 2002, our PMA was accepted and we were granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device Panel on May 29, 2003. After the May 29 meeting with the Panel, the application was deemed not approvable by FDA. Recruitment in the clinical trial continued, and on January 20, 2004 a PMA amendment was filed with the FDA. This amendment summarized the experience a total of 93 Phase III patients who underwent ablation and 88 who reached six months of follow-up. The timing and outcome of the FDA’s response are uncertain. This resubmission was intended to address the issues raised at the May 29, 2003 Panel meeting, but we cannot assure you it will meet FDA requirements for evidence of safety and effectiveness. Approval from the FDA of our PMA application will be required before the Cardima REVELATION Tx can be marketed in the United States to treat atrial fibrillation. See “Government Regulation”. The REVELATION Tx does have CE Mark approval in the European Economic Area and conditional approval for sale in Canada.

REVELATION T-Flex for diagnosing and treating Atrial Fibrillation.    The REVELATION T-Flex has the same operational characteristics as the REVELATION Tx, but is slightly larger in diameter (5.0 French ) and is deflectable/ steerable. The addition of the ability to deflect makes the REVELATION T-Flex more maneuverable, to enable formation of curvilinear lesions and potentially easier to position in the atrial anatomy. This product has CE Mark approval in the European Economic Area and in Canada.

We plan to submit a supplemental PMA to the FDA for the REVELATION T-Flex if and when the PMA application for REVELATION Tx receives FDA approval.

REVELATION Helix for Atrial Fibrillation Ablation.    The REVELATION Helix is a thin, flexible, eight-electrode microcatheter with a helical-shaped distal tip. The REVELATION Helix microcatheter system is a 4.0 to 5.0 French diameter microcatheter that incorporates variable stiffness, “memory metal” guidewire technology and permits access to the pulmonary vein areas of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight or sixteen electrodes (depending on catheter type) are closely grouped and can be used to create a continuous lesion in the atrial wall.

Like the REVELATION Tx, the REVELATION Helix microcatheter is designed with narrow-coiled electrodes that are able to deliver ablation energy to atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum and pulmonary vein stenosis. Lower power settings may equate to less potential for creation of this coagulum and may also equate to less clotting or stroke potential. We have designed our REVELATION Helix microcatheter system to be used with leading cardiac electrophysiology radiofrequency generators and electrophysiology mapping computer systems.

We believe that electrophysiologists will be able to use the REVELATION Helix microcatheter system to create thin, linear or curvilinear, lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” or “dot-to-dot” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

On December 10, 2001, we received approval to market the REVELATION Helix in Europe under the CE Mark. A multi-center, 43-patient clinical investigation of the REVELATION Helix began with the first patient treated on August 9, 2001. As of June 6, 2002, all 43 patients had been treated and by December 31, 2002 and all 43 patients had achieved their six-month assessment. The clinical data from this investigation may be used to support a US application for an Investigational Device Exemption (IDE) and to provide clinical data to support sales and marketing of the device in Europe. As of December 31, 2003, no complications, specifically pulmonary vein stenosis, associated with the device had been reported.

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

Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutics’ products designed to access the vessels of the brain. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

PATHFINDER, PATHFINDER mini and TRACER for Tachycardia Mapping.    These microcatheter systems used for diagnosing ventricular tachycardia are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our PATHFINDER and TRACER microcatheter systems can be used to sub-select vessels and even access the small veins located at the apex, or lower tip of the heart. Our PATHFINDER microcatheter systems are configured with four, eight, sixteen or twenty electrodes and our TRACER microcatheter systems are configured with four, eight and sixteen electrodes, which enable the physician to perform an evaluation over a greater area. The PATHFINDER mini, our smallest microcatheter, is 1.5 French in diameter and provides more distal access to the smaller vasculature of the heart. The PATHFINDER mini microcatheter is approximately one fifth the size of existing catheters used for mapping. The PATHFINDER can safely map ventricular tachycardia via the coronary veins. Up to four PATHFINDERs have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of ventricular tachycardia and placement of pacing leads.

We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER microcatheter for mapping ventricular tachycardia. We sell our PATHFINDER for ventricular tachycardia mapping in the United States, whereas in Europe it is sold through one direct sales representative and a network of distributors. Our products are sold in Japan and Canada through our distributors in each country.

We have postponed further development on the THERASTREAM ventricular tachycardia program until such time that we have the appropriate funding. We expect to continue development of the ventricular tachycardia program after we have successfully commercialized both the Surgical Ablation System and our REVELATION Tx microcatheter.

Research and New Product Development

We believe our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our research and new product development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. If we are able to successfully commercialize the Surgical Ablation System and the REVELATION Tx, we expect to initiate research and development programs including U.S. clinical trials of REVELATION T-Flex system and use of the INTELLITEMP for pulmonary vein ablation.

Research and development expenses for the years ended December 31, 2003, 2002 and 2001, were $4.5 million, $4.5 million and $4.9 million, respectively.

Marketing and Distribution

We have two direct sales representatives responsible for U.S. sales of our products which have received 510(k) clearance and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electrophysiologists practicing domestically.

Our European sales presence includes one clinical specialist and one new distributor supporting the new therapeutic ablation devices in Germany. On-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, the Nordic area, and in central and eastern Europe. We believe there are about 400 hospitals that perform electrophysiology procedures and approximately 600 board certified electrophysiologists located outside of the U.S. We have, for the time being, eliminated our distributor in China but have otherwise maintained our Asian sales channels. We will be required to expend additional resources to operate this remote sales force effectively.

In 2003, Paramedic Co., LTD. accounted for 37.5% of our total net product sales. No customer accounted for more than 10% of our revenues in 2002 and 2001.

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

Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Requirements (QSR) and ISO 13485 compliance inspections conducted by the FDA and TÜV, a regulatory agency in the European Union, before we can market our products. We have obtained ISO 13485 Quality Systems certification from TÜV and have obtained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual surveillance and audit re-certification by TÜV since 1995 with the most recent TUV audit in and December 2003. In November 2000, the FDA conducted a Quality System Inspection Technique (or QSIT) Audit, of our Quality System, which we successfully passed. Cardima also successfully passed a pre PMA inspection by the FDA in January 2003. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See “Government Regulation.”

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 19 issued United States patents and 5 pending United States patent applications. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash. The pending patent has now issued and the provisional patent application has now been converted to a full application. In addition, a continuation-in-part has been filed for this full application. We received back a perpetual, worldwide co-license at no cost from Medtronic to use those patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any party not affiliated with Medtronic, Inc. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters. We have also filed 44 patent applications in major international markets, of which eight have been granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

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

Under the Target Therapeutic agreement, we granted back to Target Therapeutic an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuropathology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target Therapeutic’s technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutic’s technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutic an amount equal to 40% of the gross profit for such product.

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

U.S. patent applications filed prior to November 29, 2000 are maintained in secrecy until patents are issued, however, U.S. patent applications filed after this date, unless foreign filing is specially disclaimed, are published 18 months from filing or from the priority date. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of our development activities make comprehensive patent searches and analysis impractical or not cost-effective. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file applications for, or have not received or will receive, patents and will obtain additional proprietary rights relating to products, materials or processes used or proposed to be used by us.

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We have from time to time received inquiries and allegations from parties concerning their intellectual property rights, and we expect to receive intellectual property inquiries and claims in the future. Any such claims, with or without merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. If any third party patent claims are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or could be required to obtain licenses from the patent owners of each patent, or redesign our products or processes to avoid infringement. There can be no assurance such licenses will be available or, if available, will be available on terms acceptable to us or that we will be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, and results of operations. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. There can be no assurance that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors or provide competitive advantages to us, that any of our patent or patents in which we have licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of our patents and other proprietary rights held or licensed by us. There can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents issued to or licensed by us or that may be issued in the future to us. Since patent applications in the United States are maintained in secrecy for a period of time as stated above, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may issue to others on such applications. We periodically review the scope of patents of which we are aware. Although we do not believe that we are infringing on patents known to us, the question of patent infringement involves complex legal and factual issues and there can be no assurance that any conclusion reached by us regarding infringement will be consistent with the resolution of any such issues by a court.

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

Many of our competitors have an established presence in the field of interventional cardiology and/or electrophysiology, including Boston Scientific, C.R. Bard, Inc., St. Jude Medical, Inc. (through its Daig Division), Johnson & Johnson (through its Cordis division), and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products.

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

In the market for cardiac mapping and ablation devices, we believe that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. We believe our products compete favorably with respect to these factors, although there is no assurance that we will be able to continue to do so.

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

To date, we have received 510(k) clearances from the FDA for our PATHFINDER, PATHFINDER mini and TRACER over-the-wire microcatheter systems for mapping ventricular tachycardia and REVELATION microcatheter system for mapping atrial fibrillation. In addition, we have received 510(k) clearance for our line of VENAPORT, VUEPORT and NAVIPORT guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearance for a surgical probe, based on REVELATION catheter technology, for the ablation of cardiac tissue during surgery

A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device) or when there is no similar device already approved. A Class III device generally must go through the PMA application process to receive FDA approval. This process requires that the manufacturer establish the safety and effectiveness of the device to the FDA’s satisfaction. This requires the manufacturer –to provide extensive pre-clinical and clinical data, information about the manufacture of the device and its components and information about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant’s facilities and/or its investigator’s sites to audit the clinical data and/or the data collection process and procedures. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process and the panel’s recommendation is generally accepted.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue an Approval Order for the approved indications, which can be more limited than those originally sought by the manufacturer. The Approval Order can include post -approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any of our PMA applications will ever be approved. Even after obtaining approval, a new PMA application or PMA supplement is generally required for any modification to the device, its labeling or its manufacturing process.

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

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION Tx microcatheter system for atrial fibrillation in August 2000. As of December 2003, 98 patients have been treated with the REVELATION Tx microcatheter and 88 have been followed for at least six months, the time at which the trial’s primary end point (reduction in the frequency of symptomatic AF) was assessed. In January 2004 a summary of these data was submitted to FDA as an amendment to our original September 2002 analysis which the FDA had indicated in June 2003 it would not approve. The FDA is in the process of evaluating these data.

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

The European Union has promulgated rules that require commercial medical products to bear the CE Mark. The CE Mark is recognized by the European Union as a symbol of adherence to strict quality systems requirements set forth in the ISO 9001, EN 46001 and ISO 13485 quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. The CE Mark allows us to market our products throughout the European Economic Area. We received ISO 9001 (EN 46001), Quality Systems certification for our manufacturing facilities in Fremont, California, which were re-certified in November 2002. These certifications and repeated inspections are required in order to continue to affix the CE Mark to our approved products in Europe. In addition, ISO 13485 certification was obtained in March 2004 to include electrosurgical generators and associated equipment.

We have received regulatory approval to affix the CE Mark to our REVELATION, REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix microcatheters for treatment of atrial fibrillation as well as our PATHFINDER diagnostic family of microcatheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

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

There is also federal legislation that changed the traditional Medicare payment system by creating a new visit-based payment system called ambulatory payment classification (APC) groups, that establishes fixed payments for specific medical procedures that are performed on an outpatient basis. If our products increase the cost per procedure above the fixed rate under the ambulatory payment classification groups system, market acceptance of such products could be impaired, which would have a material adverse effect on our business, financial condition and results of operations.

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

Product Liability and Insurance

The development, manufacture and sale of our microcatheter systems expose us to an inherent risk of product liability claims. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although all our guiding, diagnostic and therapeutic products are labeled for single use only, we are aware that some physicians are resterilizing and reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Employees

At December 31, 2003, we had 51 employees, of whom 6 were engaged directly in research and new product development, 8 in regulatory affairs, quality assurance and clinical activities, 19 in manufacturing, 7 in sales and marketing and 11 in finance and administration.

We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Affecting Future Results—We are dependent upon our key personnel and may need to hire additional key personnel in the future”.

ITEM 2.    PROPERTIES

We lease an approximately 44,000 square foot facility in Fremont, California. Our facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease expires in November 2005. We believe this facility will be adequate to meet our requirements until the lease’s expiration date.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings that arise in the ordinary course of business. In the opinion of management, no pending legal proceedings are reasonably likely to have a material adverse effect on our financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any legal proceeding or should several of these legal matters be resolved against us in the same reporting period, the operating results of particular reporting period could be materially adversely affected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq SmallCap Market under the symbol CRDM in June 2001. Our common stock traded on the Nasdaq National Market from the date of our initial public offering in June 1997 until June 2001. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
YEAR ENDED DECEMBER 31, 2003
First Quarter	$1.53	$0.88
Second Quarter	1.93	0.72
Third Quarter	1.19	0.64
Fourth Quarter	1.29	0.96

	High	Low
YEAR ENDED DECEMBER 31, 2002
First Quarter	$2.30	$1.33
Second Quarter	1.95	1.25
Third Quarter	1.50	0.58
Fourth Quarter	1.10	0.73

As of March 18, 2004, there were approximately 309 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

On December 19, 2003, we sold by means of a private placement an additional 3,583,327 shares of our common stock at a price of $0.87 per share for gross proceeds of approximately $3,118,000. In addition, we issued to the investors warrants to purchase 1,074,993 shares of our common stock at an exercise price of $0.957 per share. The warrants will be exercisable beginning on June 19, 2004 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and June 19, 2004. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.74 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days. We paid to the parties that acted as our agents in connection with this private placement a total of $218,225 in cash and issued to the agents warrants to purchase 303,608 shares of our common stock at an exercise price of $0.957 per share and warrants to purchase 20,689 shares of our common stock at an exercise price of $1.2375 per share.

We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in connection with the December 19, 2003 placement. A Registration Statement on Form S-3 was filed with the SEC in connection with this placement.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,242	$2,228	$1,861	$2,570	$3,495
Cost of goods sold	3,607	3,594	3,717	3,667	3,384

Gross margin	(1,365)	(1,366)	(1,856)	(1,097)	111
Operating expenses:
Research and development	4,458	4,530	4,873	4,432	5,694
Selling, general and administrative	6,566	6,787	6,675	6,185	8,173

Total operating expenses	11,024	11,317	11,548	10,617	13,867

Operating loss	(12,389)	(12,683)	(13,404)	(11,714)	(13,756)
Interest and other income	72	75	123	230	250
Interest expense	(14)	(19)	(60)	(365)	(522)
Other non-cash expenses	(904)	—	—	—	—
Gain on sale of intellectual property	—	—	4,000	4,000	—

Net loss	$(13,235)	$(12,627)	$(9,341)	$(7,849)	$(14,028)

Basic and diluted net loss per share	$(0.20)	$(0.28)	$(0.30)	$(0.38)	$(0.89)

Shares used in computing basic and diluted net loss per share	66,256	45,586	31,114	20,818	15,746

	December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,446	$3,385	$7,542	$1,324	$920
Working capital (deficit)	5,209	1,866	6,936	652	(1,293)
Total assets	9,310	7,265	11,818	5,903	6,089
Capital lease obligation, noncurrent portion	82	26	64	192	1,012
Line of credit obligation, noncurrent portion	—	—	—	—	1,095
Accumulated deficit	(103,688)	(90,453)	(77,826)	(68,485)	(60,636)
Total stockholders’ equity (deficit)	6,300	3,550	8,757	2,894	(420)

CARDIMA, INC.

QUARTERLY RESULTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003 (Restated)(1)	Dec. 31, 2003
Net sales	$638	$491	$561	$552
Cost of goods sold	1,085	821	840	861

Gross margin	(447)	(330)	(279)	(309)
Operating expenses:
Research and development	950	1,495	967	1,046
Selling, general and administrative	1,834	1,859	1,603	1,270

Total operating expenses	2,784	3,354	2,570	2,316

Operating loss	(3,231)	(3,684)	(2,849)	(2,625)
Interest and other income	12	21	15	24
Interest expense	(2)	(4)	(4)	(4)
Other non-cash expense	—	—	(904)	—

Net loss	$(3,221)	$(3,667)	$(3,742)	$(2,605)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.03)

Shares used in computing basic and diluted net loss per share	55,344	62,391	70,071	77,218

	For the Quarter Ended
	Mar. 31, 2002	Jun. 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$766	$423	$444	$595
Cost of goods sold	890	703	1,074	927

Gross margin	(124)	(280)	(630)	(332)
Operating expenses:
Research and development	833	1,213	1,200	1,284
Selling, general and administrative	1,633	1,688	1,544	1,922

Total operating expenses	2,466	2,901	2,744	3,206

Operating loss	(2,590)	(3,181)	(3,374)	(3,538)
Interest and other income	28	19	19	9
Interest expense	(8)	(6)	(3)	(2)

Net loss	$(2,570)	$(3,168)	$(3,358)	$(3,531)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per share	42,641	42,705	47,072	49,927

(1)	As reported on Form 10-Q/A filed on March 25, 2004. The quarter ended September 30, 2003 differs from the originally reported net loss of $2,658,000 as a result of the Company’s restatement to record a non-cash expense of $904,000 for the net change in fair value of the August 2003 warrants between their issuance dates and the date the registration statement was declared effective, in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and a $180,000 accrual relating to severance obligations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “—Factors Affecting Future Results” as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation, including our REVELATION® Tx microcatheter for use in the Electrophysiology (EP) market and our Surgical Ablation System for use in the surgical market.

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

More recently, we have leveraged our proprietary technologies for treating atrial fibrillation, or AF, into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that they had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP®, a radio frequency, or RF, energy management device, which allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously, a feature which can significantly reduce the time required to perform the ablation procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. While early results are promising, additional patient follow-up data will be required over a period of six months or more, to judge the long-term effectiveness and safety of our system.

We have generated revenues of approximately $17 million from inception to December 31, 2003. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the U.S. Food and Drug Administration in order to sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(k) approval from the FDA, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in Western Europe and select portions of Asia. We cannot assure you that we will be able to obtain or maintain regulatory approval.

Our primary focus is to obtain FDA approval in the United States of the REVELATION Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On November 5, 2002, the PMA was accepted by the FDA and was granted expedited review status. On May 29, 2003, we met with FDA’s Circulatory Systems Device Panel which recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panels non-approval recommendation. On January 20, 2004 we submitted a supplement to our PMA filing, in which we provided new analysis and an expanded patient base. The timing and the outcome of the FDA’s response are uncertain.

We had cash and cash equivalents of approximately $7.1 million as of March 15, 2004. Our management believes that our cash balances as of March 15, 2004, will be sufficient to fund planned future expenditures into the fourth quarter of 2004. Although our management recognizes the need to raise funds in the near there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate a financing transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material and adverse effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

The Company operates in a single segment.

Critical Accounting Policies—Estimates

Use of Estimates

We have prepared our financial statements in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that effect the amounts reported in financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from two types of customers – end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Customers are not entitled to any rights of product return.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $87,000 should be adequate for any exposure to loss in our December 31, 2003 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual and or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $412,000 at December 31, 2003 is adequate.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44 “Accounting for certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is basically the date of the grant. This amount is recorded as “Deferred stock compensation” in the Balance Sheet and amortized as a charge to operations over the vesting period of the applicable options or share rights.

Results of Operations—Years Ended December 31, 2003 and 2002

Net Sales

For the year ended December 31, 2003, net revenue increased 1% to $2,242,000 from $2,228,000 for the same period of 2002. U.S. sales increased by 22% to $888,000 from $729,000. European sales decreased by 40% to $443,000 from $734,000, as we reduced our sales force in Europe due to the change in our business strategy, refocusing our efforts on the PMA for the REVELATION Tx. Sales in the Asia/Pacific market increased 14% to $847,000 from $741,000 due to higher diagnostic product sales in this region. In 2004, we expect net sales to be generated from the following geographic regions: approximately 40% from sales in the United States, 30% from Asia and 30% from Europe, with limited clinical revenue and sales from regions of the rest of the world at 10%. We expect overall net sales to slightly increase in 2004 as compared to 2003, although our actual sales could differ materially from this estimate. See “Factors Affecting Future Results.”

Because the electrophysiology market is comprised of a focused, specialized group of physicians, we market and distribute our products in the United States with a small direct sales force and we market and distribute our products internationally through a small direct sales force and distributors in selected countries who sell our products to physicians and hospitals.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2003 increased to $3,607,000 from $3,594,000 for 2002. This represents an increase of less than 1%, or $13,000, which corresponds directly to the 1% increase in net sales in 2003 as compared to 2002. We expect costs per unit to continue to slightly decrease as we plan to increase sales and related production volume, which will further allocate fixed costs over an increased number of units produced. We will continue to work on process improvements to provide greater manufacturing flexibility and cost savings in the production of our microcatheter systems.

Research and Development Expenses

Overall research and development expenses decreased 2% to $4,458,000 in 2003 from $4,530,000 in 2002. This net decrease was a result of lower research and development expenses due to a reduction in force, as well as lower travel and other operating expenses offset by an increase of clinical and regulatory expenses due to increased consulting and travel related expenses as a result of the meeting with the Circulatory Systems Device Panel on May 29, 2003. We expect total research and development expenses in 2004 to slightly increase as compared to 2003, while costs associated with clinical and regulatory expenses will decrease as compared to 2003. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	December 31,
	2003	2002
Research and preclinical programs	$1,822	$2,352
Clinical development programs	$2,636	$2,178

Total research and development	$4,458	$4,530

Clinical trials of our products and regulatory approval efforts have required substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, and obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations. Uncertainties relating to clinical trials, demonstrating product safety and clinical effectiveness and obtaining regulatory approval for the use of our microcatheter system in ablation make it difficult for us to accurately predict the time or cost until completion of any product development efforts.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for 2003 decreased by 3% to $6,566,000 from $6,787,000 in 2002. Selling expenses for 2003 decreased 31% to $1,746,000 from $2,520,000 in 2002. Selling expenses decreased due to the reduction in workforce of 6 employees, including the associated decrease in compensation, benefits, travel and general operating expenses. General and administrative expenses for 2003 increased 12% to $4,097,000 from $3,642,000 in 2002. The net increase of $455,000 was primarily due to additional expenses incurred following the replacement of a senior officer, including accrued compensation for severance, non-cash stock compensation for the vesting of options for both the former and the replacement officer and related legal expenditures. Marketing expenses for 2003 increased 16% to $723,000 from $624,000 in 2002. The increase was due primarily to compensation and benefits and increased marketing of our Surgical Ablation System after receiving 510(k) clearance for that system in 2003 . We expect sales expenses to increase in 2004 if the FDA approval is obtained for the REVELATION Tx in the United States. In general, we expect total selling, general and administrative expenses to increase slightly during 2004, as we prepare for the launch of our therapeutic family of products in the United States.

Interest and Other Income, and Interest Expense

Interest and other income for 2003 decreased 4% to $72,000 from $75,000 in 2002. The decrease was due primarily to average yields on cash equivalents declining from 2% in 2002 to 1% in 2003. We expect interest and other income to remain approximately the same in 2004 compared to 2003. Interest expense for 2003 decreased 24% to $14,000 from $19,000 in 2002. The decrease was due primarily to the expiration and buyout of capital lease obligations. We expect interest expense to remain relatively stable in 2004 as compared to 2003.

Other Non-Cash Expense

Other non-cash expense for the year ended December 31, 2003 was $904,000. No such expense was recorded for the same period in 2002. This non-cash expense relates to the warrants issued in connection with our August 2003 private placement, and represents the difference in the warrants’ valuation between their dates of issuance and the registration of the shares underlying the warrants.

Results of Operations—Years Ended December 31, 2002 and 2001

Net Sales

For the year ended December 31, 2002, revenues increased 20% to $2,228,000 from $1,861,000 in 2001. U.S. sales remained relatively flat, decreasing only 2% to $729,000 from $743,000. European sales increased 20% to $734,000 from $613,000, due to increased therapeutic revenues primarily related to the REVELATION Helix, which was introduced in early 2002. Sales in the Asia/Pacific market increased 48% to $741,000 from $501,000 due to higher diagnostic product sales in this region. Sales in the rest of the world remained flat with sales in 2002 of $24,000 compared to sales of $4,000 in 2001.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2002 decreased 3% to $3,594,000 from $3,717,000 for 2001. The decrease of cost of goods sold as a percent of net sales was primarily due to the reduced impact of under absorption of overhead costs due to the $370,000 increase in sales volume to $2,228,000 in 2002 from $1,861,000 in 2001. Production operated at approximately 60% of capacity and overall the standard cost was reduced due to the allocation of fixed costs over an increased number of units produced and tighter controls of costs for purchased material.

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

	Year Ended December 31,
	2002	2001
Research and preclinical programs	$2,352	$2,060
Clinical development programs	$2,178	$2,813

Total research and development	$4,530	$4,873

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2002 increased 2% to $6,787,000 from $6,675,000 in 2001. Selling expenses for 2002 decreased 17% to $2,520,000 from $2,160,000 in 2001. Marketing expenses for 2002 decreased 76% to $624,000 from $354,000 in 2001. The increase was due primarily to the addition of a product manager to prepare for the launch of our therapeutic marketing campaign.

Interest and Other Income, Interest Expense

Interest and other income for 2002 decreased 39% to $75,000 from $123,000 in 2001. The decrease was due primarily to average yields declining from 4.04% in 2001 to 1.83% in 2002 and to lower average cash and investment balances in 2002 as compared to 2001. Interest expense for 2002 decreased 68% to $19,000 from $60,000 in 2001. The decrease was due primarily to the payoff of a line of credit and a buyout of certain capital lease obligations.

Gain on Sale of Intellectual Property

The gain on sale of intellectual property in 2001 was due to the sale of a portion of our patent portfolio and related intellectual property pertaining to intra vascular sensing and signal detection and certain guiding catheters to Medtronic, Inc. for an aggregate purchase price of $8,000,000. In December 2000 we received $4,000,000 of the purchase price. The remaining $4,000,000 was received in January 2001, upon completion of the remaining transfer obligations under the agreement. There were no such sales of our patent portfolio since then.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $7.1 million as of March 15, 2004. Our management believes that our cash balances as of March 15, 2004 will be sufficient to fund planned expenditures into the fourth quarter of 2004. Although our management recognizes the need to raise funds in the near future there can be no assurances that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely results in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $109,988,000 through December 31, 2003, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 former line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of December 31, 2003 we had approximately $6,446,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $12,474,000, $11,074,000 and $7,616,000 for the years ended December 31, 2003, 2002 and 2001, respectively, resulted primarily from operating losses incurred. Net cash used in investing activities was $57,000 in 2003 and related to the capital expenditures of property and equipment, as compared to $703,000 and $350,000 used in 2002 and 2001 for the same expenditures. Net cash provided by financing activities was approximately $15,592,000, $7,620,000 and $14,184,000 for the years ended December 31, 2003, 2002 and 2001, respectively, resulting primarily from the sale of equity securities in private placement transactions and borrowings under the line of credit during such periods.

Contractual Commitments:

Following is a schedule of future contractual commitments at December 31, 2003 (in thousands):

	Operating Lease	Capital Leases	Employment Agreements	Purchase Obligations
Year ending December 31,
2004	$506	$55	$180	$2,479
2005	481	37	—	—
2006	—	27	—	—
2007	—	26	—	—
2008	—	3	—	—

Total minimum payments required	$987	$148	$180	$2,479

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

As of December 31, 2003, we had an accumulated deficit of approximately $103.7 million. Our management expects to continue to incur additional losses in the foreseeable future as we complete new product development and commercialization.

Equity Financings

Since early 2001, our principal source of the cash needed to fund our operations has been private placements of common stock and warrants to purchase common stock. In recent years, we have been required to effect these equity financings at a discount to the then-prevailing market price of our common stock, and in June 2003, we obtained our stockholders’ approval for the issuance of up to 25,000,000 shares at a discount through December 31, 2003. The following summarizes our equity financings over the last three years, including the cash and equity fees that we have paid to financial advisors in connection with those financings.

In May 2001, we sold 11,746,916 shares of common stock at $0.58 per share in private placement transactions to accredited investors. The transaction included the issuance of warrants to investors for the purchase of 5,873,465 shares of common stock at an exercise price of $0.87 per share. These warrants were subsequently exercised for approximately $4,600,000. As a commission, we paid approximately $510,988 in cash and issued warrants to purchase 1,174,691 shares of common stock at an exercise price of $0.64 per share. Our net proceeds, after deducting placement expenses, were approximately $6,200,000. We used these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

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

In November 2001, all of the warrants to purchase an aggregate of up to 5,873,465 shares of common stock issued in the May 2001 private placement were exercised, resulting in net proceeds of approximately $4,600,000. We used these proceeds for development activities, clinical trial expenses, commercialization of product offerings, operating costs and other general corporate purposes.

On August 5, 2002, we received net proceeds of approximately $4,300,000 from a private placement of 6,788,325 shares of our common stock with at purchase price of $0.72 per share. As part of the private placement, we also issued redeemable warrants to purchase up to an aggregate of 2,036,491 additional shares of our common stock at an exercise price per share of $0.90. On August 12, 2002, we completed a second closing of our private placement in which we received net proceeds of approximately $186,000 from the sale of 194,552 shares of our common stock with a purchase price of $1.028 per shares and issued redeemable warrants to purchase up to an aggregate of 58,365 additional shares of our common stock at an exercise price of $1.285. We also issued to a financial advisor a warrant to purchase 678,832 shares of common stock at a price per share of $0.792 and a warrant to purchase 19,455 shares of common stock at a price per share of $1.131.

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable March 2003, subject to reduction on a share-for-share basis to the extent that an investor sells our common stock or other securities during the specified sixty day periods ending in March 2003. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants. We paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $325,000 in cash plus 66,667 shares of our common stock and warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $0.85 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on September 28, 2003, subject to reduction on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six-month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions are met. We paid to the party that acted as agent in connection with this private placement a total of $175,000 in cash and warrants to purchase

294,117 shares of our common stock at an exercise price of $0.935. We used the net proceeds of our offerings from August 2002 through April 2003 for development activities, clinical trial expenses and increased regulatory activities in preparation for our May 2003 FDA Panel meeting, commercialization of product offerings, operating costs and other general corporate purposes.

On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on October 11, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock during the six-month period between the closing and October 11, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions are met. We paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592, $1.1328 or $1.2128, respectively (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective, among other conditions. We used net proceeds of our August 2003 offering for development activities, commercialization of product offerings, operating costs, severance payments associated with our June 2003 reduction in force, and other general corporate purposes.

In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $0.7282 for redemption on March 15, 2004. All of the warrants issued to August 13, 2003 were exercised prior to the redemption date, as well as some warrants issued on August 14 and August 18, 2003, resulting in net proceeds of $3.1 million. In November 2003, we called the warrants dated August 14, 2003 with exercise prices of $0.7788 for redemption on March 15, 2004, but conditions to this redemption were not met and the redemptions did not occur. We paid approximately $520,000 in cash to parties that acted as our agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction caused additional shares of common stock to be issued under the antidilution provisions of certain of our previously issued securities. Additionally, an expense of $904,000 was recorded as “Other non-cash expense” for the difference in the valuation between the issuance dates and the date of the registration of the warrants issued in this transaction. In March 2004, we agreed to reduce the exercise price of 440,812 shares of the agents’ warrants from $1.10, $1.1025 and $0.90 per share to $0.8375 per share, to encourage the agent to exercise the warrants for cash.

On December 19, 2003, we sold by means of a private placement an additional 3,583,327 shares of our common stock at a price of $0.87 per share for gross proceeds of approximately $3,118,000. In addition, we issued to the investors warrants to purchase 1,074,993 shares of our common stock at an exercise price of $0.957 per share. The warrants will be exercisable beginning on June 19, 2004 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and June 19, 2004. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.74 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions are met. Redemptions initiated prior to June 19, 2004 are subject to deferral and certain other conditions. We paid to the parties that acted as our agents in connection with this private placement a total of $218,225 in cash and issued to the agents warrants to purchase 303,608 shares of our common stock at an exercise price of $0.957 per share and warrants to purchase 20,689 shares of our common stock at an exercise price of $1.2375 per share.

Factors Affecting Future Results

You should carefully consider in their entirety the following risk factors and all other information in this prospectus before purchasing our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that are not yet identified or that we currently think are immaterial also may have a materially adverse affect on our business. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer, the trading price of our common stock would likely decline and in some instances our ability to continue as a going concern could be adversely affected. In addition to historical information, this prospectus contains forward-looking statements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.

If we fail to raise additional capital when needed, our business will fail.

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to complete our clinical trials, obtain necessary regulatory approvals, manufacture and market our products and fund our other expenses. In addition, we may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products or in other aspects of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we cannot obtain sufficient capital, we may be forced to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital. Our failure to raise capital when needed could cause us to cease our operations.

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

Our net losses were approximately $13.2 million, $12.6 million and $9.4 for the years ended December 31, 2003, 2002 and 2001 respectively. As of December 31, 2003, our accumulated deficit was approximately $103.7 million. Our limited sales history and the uncertainties associated with our efforts to obtain regulatory approvals for our products make it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

The audit report accompanying our 2003 financial statements indicates there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date and accumulated deficit, the audit report on our 2003 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

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

On November 13, 2002, we retained a party to act as our financial advisor and finder in connection with a proposed offer and sale of shares of our common stock and warrants to purchase shares of our common stock. The letter agreement with this advisor, or the November 2002 Advisor, provides for, among other things, the payment of fees to the November 2002 Advisor equal to 7.5% of the gross proceeds of the offering, including any proceeds from the exercise of the warrants. In addition to the cash fee, the November 2002 Advisor has the right to receive warrants to purchase a number of shares equal to 10% of the number of securities sold in such offering. The letter agreement also provided for the payment of a cash fee of $25,000 upon execution of the agreement, and a break-up fee of $100,000 (net of the fee paid upon execution) for financings or transactions undertaken by us without the November 2002 Advisor’s assistance. The December 2002 and January 2003 closings of our private placement were undertaken without the November 2002 Advisor’s assistance, and in April 2003 we paid to the November 2002 Advisor a net break-up fee of $75,000. On April 17, 2003, we terminated this letter agreement, effective May 18, 2003. In a letter dated September 19, 2003, this former advisor claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $157,500 and warrants to purchase “Units” of the Company’s securities (compromising 396,514 shares of Common Stock and warrants to purchase 118,954 shares of Common Stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with four enumerated purchasers’ investments in our August

2003 private placement. The letter also stated that the November 2002 Advisor believed that the Company would have additional obligations to the advisor in the event that it was determined that other investors in the August 2003 private placement were investors as to which the November 2002 Advisor is entitled to compensation under its November 13, 2002 agreement with us. In a letter dated January 29, 2004, the November 2002 Advisor advised us that it was no longer claiming compensation with respect to one of the four purchasers, reduced its claim to cash fees of $82,500 and warrants to purchase “Units” comprising 207,698 shares of Common Stock and warrants to purchase 62,309 shares of Common Stock, submitted information alleged to support a portion of its claim, and stated its belief we are obligated to register the claimed securities for resale. In our opinion, the November 2002 Advisor has not established the merit of this claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

On December 28, 2002, we retained another party as our financial advisor and finder in connection with the sale of shares of common stock and warrants to purchase shares of our common stock that closed on December 31, 2002 and January 22, 2003. This Finder received a cash finder’s fee of $300,000 and warrants to purchase 533,331 shares of our common stock at a price per share of $0.8245 in connection with the December 31, 2002 and January 23, 2003 closings of our private placements. On January 13, 2003, we entered into a new letter agreement with this Finder, or the January 2003 Finder, to act as our financial advisor and finder in connection with the offer and sale of shares of Company common stock and warrants to purchase shares of our common stock that closed on March 28, 2003 and April 11, 2003. The January 2003 Finder received 24,746 shares of our common stock upon execution of the letter agreement. The letter agreement with this finder also provides for the payment of fees to the January 2003 Finder equal to 7.5% of the gross proceeds of the March 28, 2003 and April 11, 2003 closings of the private placement received from investors introduced to us by the January 2003 Finder, including any proceeds from the exercise of the warrants and those warrants to purchase a number of shares equal to 10% of the number of shares sold in the March 28, 2003 and April 11, 2003 closings of the private placement to those investors.

On March 11, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the March 2003 Advisor, provided for, among other things, the payment of fees to the advisor equal to 6% of the gross proceeds of the offering and warrants to purchase a number of shares equal to 6% of the number of securities issued in such offering at 110% of the market price. We terminated this letter agreement, effective May 6, 2003. The March 2003 Advisor has acknowledged and agreed to the terms of that termination, including that no fees are owed by us under this letter agreement.

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

We have not yet received a letter from the 2001 Advisor claiming additional fees or warrants in connection with the March 2003, April 2003, August 2003 and December 2003 closings of our recent financings, but there can be no guarantee that such a claim will not be made in connection with any prior or future financing.

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

On July 15, 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. The letter agreement with this advisor, or the July 15, 2003 Advisor, provides for, among other things, the payment of fees to the advisor equal to 7% of the purchase price of shares sold to purchasers introduced to us by the July 15, 2003 Advisor and warrants to purchase 93,750 shares of our common stock per $1 million raised by this advisor (up to a maximum of 750,000 shares) at a price per share of $0.8375.

On July 18, 2003, we retained another party as our financial advisor in connection with a proposed equity financing. The letter agreement with this advisor, or the July 18, 2003 Agent, provides for, among other things, the payment of fees to the agent equal to 7% of the gross subscription proceeds of any equity offering by us from purchasers procured by the agent. In addition to the cash fee, the agent has the right to receive warrants to purchase six percent (6%) for every dollar raised by the July 18, 2003 Agent in connection with the placement at an exercise price equal to 125% of the closing bid price of our common stock on the date of the closing. Pursuant to an oral agreement entered into in August 2003, we retained another party as our financial advisor in connection with a proposed debt or equity financing. Our oral agreement with this advisor, or the August 2003 Advisor, provides for cash fees and warrants to be issued to this advisor with respect to investors introduced by this advisor, at the same rates as described above with respect to the July 15, 2003 Advisor.

In connection with the August 2003 private placement, we paid to the July 15, 2003 Advisor, the July 18, 2003 Agent and the August 2003 Advisor aggregate cash fees of approximately $520,000. In addition, the advisors received warrants to purchase an aggregate of 705,620 shares of our common stock at exercise prices ranging from $0.8375 to $1.1025 per share. We subsequently agreed to reduce the exercise price of certain of these warrants to $0.8375 to encourage the adviser to exercise them for cash in March 2004. In August 2003, one of the foregoing advisors notified us of such advisor’s belief that it was entitled to an additional fee of approximately $35,000 and additional warrants to purchase approximately 47,000 shares of Common Stock in connection with the August 2003 private placement. We responded that, based on the information in our possession, we believe that such advisor is not entitled to such fees and warrants. To date, we have received no further information from such advisor in support of its claim.

On November 18, 2003, we entered into another letter agreement with the July 15, 2003 Advisor, which provides for, among other things, the payment of cash fees to the July 15, 2003 Advisor equal to seven percent (7%) of our gross proceeds of sales of stock to purchasers whose purchases are procured by the July 15, 2003 Advisor or its designated dealers before the expiration of the agreement. In addition to the cash fee, the July 15, 2003 Advisor has a right to four-year warrants to purchase shares of common stock equal in number to 9.375% of the common stock sold to investors procured by this advisor at an exercise price per share equal to one hundred ten percent (110%) of the per share price paid at the closing. In connection with the closing of our December 2003 private placement, we paid this advisor and its designated dealers, and the July 18, 2003 agent cash fees equal to $218,225 and issued warrants to purchase 324,297 shares of our common stock at exercise prices that range from $0.957 to $1.2375 per share.

Due to the existence of these various letter agreements, there is a possibility that we may be obligated to pay fees, cash commissions, and issue warrants to one or more financial advisors in connection with closings of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private placements or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in us. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors’ entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

We have only limited experience marketing and selling our products in commercial quantities. Currently, we are solely responsible for marketing and distributing our products in the United States. We had previously signed an exclusive three-year distribution agreement with St. Jude Medical Corporation in 2000, but St. Jude did not meet the first year minimum annual sales quota under the distribution agreement and, in June 2001, we mutually agreed with St. Jude to terminate the agreement. If we receive FDA approval of our PMA for REVELATION Tx, we may not have an adequate marketing and sales force to adequately sell our product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

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

Currently, sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products in international markets. In addition, we cannot assure you that we will be able to enter into additional agreements with desired distributors on a timely basis or at all, or that these distributors will devote adequate resources to selling our products. Our failure to establish and maintain appropriate distribution relationships would harm our business.

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

None of our ablation products for electrophysiology have received regulatory approval in the United States. Continued failure to receive these approvals will harm our business.

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

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance or a PMA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, for the REVELATION microcatheter system for mapping atrial fibrillation and for the Cardima Ablation System to ablate Cardiac tissue during cardiac surgery using radio-frequency energy. Currently, the process for 510(k) clearance requires approximately 120 days and PMA approval is six to twelve months. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module has been left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. On May 29, 2003, the Circulatory System Devices Panel unanimously recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provides new analysis, including data from an expanded patient base, to the FDA. The timing and outcome of the FDA’s consideration of any submission are currently uncertain.

We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to obtain a PMA on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

We filed an investigational device exemption, or IDE, application for a feasibility trial with the THERASTREAM microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the THERASTREAM clinical trial while we focus our resources on completing our atrial fibrillation Phase III clinical trial. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our Phase III clinical trial for ablation of atrial fibrillation will provide us with data and information that supports a PMA.

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

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. As a result, if we are unable to commence and complete our clinical trials as planned, or demonstrate the safety and effectiveness of our products, our business will be harmed. In addition, no assurance can be given that we can begin any future clinical trials or successfully complete these trials once started. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. On May 29, 2003, the FDA’s Circulatory System Devices Panel recommended that the FDA not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA to the FDA, but the timing and outcome of any response from the FDA are currently uncertain. We must receive PMA approval before marketing our products for ablation in the United States.

Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. Enrollment in this study was completed in June 2002. By December 2002, all enrolled study subjects had completed the six-month follow-up. Data from the six-month follow-up on these subjects will be analyzed and prepared for publication targeted for the fourth quarter of 2004. In December, 2001, the REVELATION Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM microcatheter system for ablation of ventricular tachycardia to focus on completing our REVELATION Tx clinical trial for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM microcatheter system. If we resume the clinical trial for our THERASTREAM microcatheter system, the completion of this clinical trial could take several years. Clinical trial of our microcatheter systems will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will need to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations.

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

We received approval to sell our PATHFINDER, PATHFINDER Mini, REVELATION, and TRACER in Japan and Australia, and to sell our PATHFINDER, TRACER, VENAPORT, VUEPORT and NAVIPORT in Canada. We also received CE Mark certification to sell our REVELATION, REVELATION Tx, REVELATION T-Flex, REVELATION Helix, REVELATION Helix ST and REVELATION Helix STX microcatheter systems for both mapping and ablation of atrial fibrillation, permitting us to market these products in the member countries of the European Union.

We intend to submit data in support of additional CE Mark applications. However, there can be no assurance we will be successful in obtaining or maintaining the CE Mark for any of our products, as the case may be. Failure to receive or maintain approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union, and would require significant delays in obtaining individual country approvals. No assurance can be given that we will ever obtain or maintain such approvals. If we do not receive or maintain these approvals, our business could be harmed.

In July 2003, we received a Section 40 Letter (intention to suspend a medical device license) from the Medical Devices Bureau of the Health Products and Food Branch of Health Canada. On December 1, 2003, after meeting with the Medical Devices Bureau and providing additional analysis from our current trial, we received notification from the Bureau that the medical device license would not be suspended. We may receive similar notices in the future from U.S. or foreign agencies relating to approvals previously obtained or pending regulatory submissions.

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

The market for catheters to map and/or ablate atrial fibrillation and ventricular tachycardia is highly competitive. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and noncontact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and cryoblation technologies. Other companies are also developing surgical procedures that could allow physicians to perform the open-heart surgical maze procedure for the treatment of atrial fibrillation in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered non-competitive or obsolete, which would harm our business.

Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include C.R. Bard, Inc. Medtronic, Inc., Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, Johnson & Johnson, through its Biosense-Webster division, and St. Jude Medical, Inc., through its Daig division. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of atrial fibrillation and ventricular tachycardia, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

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

We have received in the past and expect to continue to receive letters from others threatening to enforce patent or other intellectual rights against us. We cannot be certain that we will not become subject to patent or intellectual property infringement claims or litigation, interference proceedings in the U.S. Patent and Trademark

Office to determine the priority of inventions, or oppositions to patent grants in foreign countries. Any such claim, litigation or proceeding, regardless of the outcome, would likely require us to expend substantial defense costs and would disrupt our business. An adverse determination in litigation, interference or opposition proceedings could subject us to significant liabilities to third parties, require us to cease using important technology invalidate our intellectual property rights, or require us to license disputed rights from third parties. However, we cannot be certain that any licenses will be available to us on commercially reasonable terms or at all. Our inability to obtain such a license could materially delay the commercialization of our products, require us to expend substantial resources to design and develop alternative to the disputed technology, and otherwise harm our business. Our license with Target Therapeutics does not provide us with indemnification against claims brought by third parties alleging infringement of patent rights. Consequently, we would bear the liability resulting from such claims. We cannot be certain that we will have the financial resources to protect and defend our intellectual property, as such defense is often costly and time-consuming. Our failure to protect our patent rights, trade secrets, know-how or other intellectual property would harm our business.

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

We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. We expect that if U.S. sales for the PATHFINDER™ microcatheter products, REVELATION microcatheter products, and our Surgical Ablation System, increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

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

Our facilities and manufacturing processes have undergone a successful annual surveillance audit by the European Notified Body in November 2002 and a pre-PMA inspection in December 2003. In November 2000 and in January 2003, the FDA conducted an inspection of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We have received claims of this type in the past and may receive additional claims in the future. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. We currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation. We have product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are re-using such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, due to our stock trading below $1.00 per share over various periods, we have received notices from the NASD that our stock could be delisted if its closing bid price did not equal or exceed $1.00 per share for at least ten consecutive trading days before a date specified by the NASD. For example, we received such a notice on October 28, 2002, but because the closing bid price of our common stock remained equal to or greater than $1.00 per share for more than ten consecutive trading days as of January 23, 2003, we regained compliance with Rule 4310(c)(4), and that the matter was therefore closed.

Subsequently, on July 22, 2003, we received another notification from the NASD that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq for a period of more than thirty consecutive trading days. In its notification, the NASD informed us that we had 180 calendar days, or until January 12, 2004, to comply with NASD Marketplace Rule 4310(c)(4). In order to comply with this rule, the NASD indicated that the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before January 12, 2004. On October 14, 2003, we were notified by the NASD that we regained compliance with Nasdaq Marketplace Rule 4310(c)(4), because the closing price of our common stock had been at $1.00 per share or greater for at least ten consecutive trading days.

We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market. Delisting would have material and adverse effects on our business and the value of your investment. If our common stock were to be delisted from Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities.

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

We are dependent upon our key personnel and may need to hire additional key personnel in the future.

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

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Among other factors contributing to the potential volatility of our stock price, additional sales of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline.

Delaware law, our corporate charter and bylaws and our stockholder rights plan could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company. These provisions include:

•	the ability of the board of directors to alter our bylaws without stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to five million shares of preferred stock with rights set by the board of directors, which rights could be senior to those of our common stock; and

•	the elimination of the rights of stockholders to act by written consent.

Each of these provisions could discourage potential takeover attempts.

In May 2002, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of a new series of preferred stock on the terms stated in our rights plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

These provisions in our charter, bylaws and rights plan and under Delaware law could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we did not have short-term investments or a line of credit obligation as of December 31, 2003, we do not have any material quantitative or qualitative disclosures about market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of independent auditors appear on pages F-1 through F-22 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2003, Ernst & Young LLP informed us that they would resign as Cardima’s independent accountant effective upon the completion of the quarterly review of our fiscal quarter ending September 30, 2003. In connection with its audits of each of the two most recent fiscal years and through October 24, 2003, the date of the Form 8-K reporting this event, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On December 22, 2003, we engaged BDO Seidman, LLP as our principal independent accountants to audit our financial statements. The engagement of BDO Seidman, LLP was approved by our Audit Committee on December 11, 2003.

Neither we nor anyone engaged on its behalf has consulted with BDO Seidman, LLP during our two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2003 audit regarding (i) the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any other matters or reportable events as set forth in Items 304(a)(2)(i) and 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part below and the remainder is contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2004 (the “2004 Proxy Statement”) under the caption “Election of Directors” and is incorporated herein by reference.

Executive Officers

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board.

Mr. Gabriel Vegh (age 64), the founder of the Company with the additional position of Chairman of the Board of Director since May 2001 has been a Director of Cardima since November 1992, serving as President and Chief Executive Officer from June 2000 to May 2001. Mr. Vegh was the President and Chief Financial Officer in May 1993 until November 1994 and July 1996, respectively, Chief Operating Officer from November 1994, and Executive Vice President from January 1995 until June 2000. Prior to joining Cardima, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc, which is now a division of Guidant Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. Barry D. Michaels (age 53) has been our interim Chief Financial Officer since July 2003. Mr. Michaels has been an independent consultant to medical device and technology companies since 1997, with more than 24 years of combined industry experience. In addition to his consulting practice, Mr. Michaels served as Chief Financial Officer of Lipid Sciences, a biotechnology company, from May 2001 through January 2003. Prior to joining Lipid Sciences, Mr. Michaels served as the Chief Financial Officer of IntraTherapeutics, Inc., an endovascular company, from March 2000 until its acquisition by Sulzer Medica in May, 2001. From June 1993 through July 1997 Mr. Michaels served as the Chief Financial Officer of Webster Laboratories, now know as Biosense-Webster, the largest electrophysiology company in the world. Mr. Michaels additionally served as interim President of the company following its acquisition by Johnson & Johnson in 1996. Mr. Michaels began his medical industry career in 1979 with American Hospital Supply, now known as Baxter Healthcare, where he held various management and executive positions in accounting and finance through 1988, most recently as Vice President and Controller of the Parenteral Products Group, before continuing his career as Vice President and Corporate Controller of Medtronic, Inc. Mr. Michaels received an MBA in finance from San Diego State University and is a graduate of the Executive Program at the University of California, Los Angeles.

Ms. Marianne Baldwin (age 57) was appointed as our Vice President, Worldwide Regulatory and Quality in October 2001 after serving as our Director of Regulatory and Clinical and Quality from February to October 2001. Prior to joining us, Ms. Baldwin held various positions over a period of more than 10 years. These positions involved increasing responsibility in regulatory and clinical affairs for companies that manufactured Class III implantable cardiovascular medical devices that featured novel biomaterials, including Baxter, Novacor from 1992 to 1997 and Thoratec Laboratories from 1997 to 2000 and, most recently for a start-up company that was developing catheters for interventional cardiology. Ms. Baldwin has over 20 years of management experience with various organizations, including University of California, San Francisco Department of Biophysics and Biochemistry and the State of Oregon. Ms. Baldwin received a B.A. in Romance Languages and Masters Degree in Psychology from the University of Oregon.

Mr. Victor Barajas (age 40) was appointed as Senior Vice President of Operations in October 2001 and has been responsible for all operations and manufacturing activity as our Vice President of Operations since August 1997. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process

Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as a Research and Design/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

Mr. Eric Chan, Ph.D., F.E.S.C. (age 46) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology and catheter lab systems, digital Holter and high resolution ECG systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin. He was elected a Fellow of the European Society of Cardiology and a Senior Member of the Institute of Electrical and Electronic Engineers in 2003.

Mr. William Wheeler (age 57) was appointed as our President and Chief Operating Officer in May 2001. From May 2000 until May 2001, Mr. Wheeler was our Senior Vice President, Worldwide Sales and Marketing. Prior to joining us, from August 1998 to October 1999, Mr. Wheeler was the President, Chief Executive Officer, as well as a member of the Board of Directors, of Vascular Architects, Inc., a private start-up company focused on vascular occlusive disease. From October 1996 to August 1998, Mr. Wheeler was the Vice President of Sulzer Vascutek, a worldwide leader of large diameter, synthetic vascular grafts. From May 1987 to October 1996, Mr. Wheeler was Director of Sales and Marketing, in both international and domestic operations for IMPRA, Inc., a vascular graft manufacturer. Mr. Wheeler attended Lebanon Valley College in Pennsylvania and has completed individual courses at the UCLA John B. Anderson Graduate School of Business Administration.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers and employees. A copy of the code of ethics will be provided free of charge upon written request to our Secretary at the address shown on the cover page of this report and will be made accessible, free of charge at our Internet website, http://www.cardima.com by the end of the second quarter of 2004. If we grant waivers from or make amendments to this code of ethics that are required to be disclosed pursuant to the Securities Exchange Act of 1934 or applicable listing requirements, we will make those disclosures on this website. Our website and the information contained in or connected to our website are not part of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item will be contained in our 2004 Proxy Statement under the caption “Compensation of Directors” and “Compensation of Executive Officers,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in part below and the remainder will be contained in our 2004 Proxy Statement under the caption “Common Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

The following table sets forth information as of the end of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category(1)	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Units A	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Performance Units B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans C
Equity compensation plans approved by security holders(2)	6,694,513	$0.99	2,394,099
Equity compensation plans not approved by security holders(3)	—	$—	—

Total	6,694,513	$0.99	2,394,099

(1)	The table does not include information for employee benefit plans of the Company and its subsidiaries intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code and foreign employee benefit plans which are similar to Section 401(a) plans.

(2)	Consists of four plans: the 2003 Stock Option Plan, the 1993 Stock Option Plan, the 1997 Director’s Stock Option Plan and the 1997 Employee Stock Purchase Plan.

(3)	The Company does not have any equity compensation plan not approved by security holders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be contained in our 2004 Proxy Statement under the caption “Transactions with Management,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our 2004 Proxy Statement under the heading “Fees to Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

Our financial statements are indexed on page F-1.

(2)    Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

All other information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted

(3)    Exhibits

See paragraph (c) below.

(b)    Reports on form 8-K:

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

Current Report on Form 8-K (Items 5 and 7) filed on October 14, 2003, regarding the Company’s issuance of a notice of redemption to the holders of certain warrants issued on August 13, 2003.

Current Report on Form 8-K (Item 5) filed on October 15, 2003, regarding the Company’s receipt of notification from the Nasdaq Stock Market that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4).

Current Report on Form 8-K (Item 4) filed on October 24, 2003, regarding the resignation of Ernst & Young LLP as the Company’s independent accountants.

Current Report on Form 8-K (Item 5) filed on November 5, 2003, announcing that the Medical Devices Bureau of the Health Products and Food Branch of Health Canada had advised the Company that they had postponed their decision regarding the medical device license for certain of the Company’s products.

Current Report on Form 8-K (Items 5 and 7) filed on November 13, 2003, regarding the Company’s issuance of a notice of redemption to the holders of certain warrants issued on August 14, 2003.

Current Report on Form 8-K (Item 5) filed on December 1, 2003, announcing that the Medical Devices Bureau of the Health Products and Food Branch of Health Canada advised the Company that the medical device license for certain of the Company’s products would not be suspended.

Current Report on Form 8-K (Item 5) filed on December 24, 2003, announcing the completion of a private placement of 3,583,327 shares of Common Stock to certain accredited investors at a price per share equal to $0.87.

Current Report on Form 8-K (Item 4) filed on December 30, 2003, announcing the engagement of BDO Seidman, LLP as the Company’s independent accountants.

In addition, we furnished a Current Report under Item 9 of Form 8-K on December 5, 2003, announcing that the Company had entered into a series of agreements for a private placement of shares of Common Stock. This Form 8-K shall not be deemed “filed” for any purpose under the Securities Exchange Act of 1934, as amended.

(c)    Exhibits

Exhibits No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended, of Cardima.
3.2(1)	Bylaws of Cardima.
4.1(1)	Form of Common Stock Certificate.
4.2(2)	Rights Agreement, dated May 20, 2002, between Cardima and American Transfer & Trust Company, a New York Corporation.
10.1(3)	1993 Stock Option Plan, as amended.
10.2(1)	1997 Directors’ Stock Option Plan.
10.3(1)	1997 Employee Stock Purchase Plan.
10.4(1)	Form of Indemnification Agreement.
10.5(1)	Fourth Amended and Restated Stockholders’ Rights Agreement dated March 7, 1997, between Cardima and certain stockholders of Cardima.
10.6(1)	License Agreement dated May 21, 1993, between Cardima and Target Therapeutics, Inc.
10.7(1)	Lease dated April 25, 1994, between Cardima and State of California Public Employees’ Retirement System.
10.8(1)	Sublease dated November 14, 1996, between Cardima and Target Therapeutics, Inc.
10.9(4)	Master Lease Agreement dated January 26, 1996, between Cardima and Comdisco, Inc., together with Equipment Schedules VL-1, VL-2 and VL-3.
10.10(1)	Warrant Purchase Agreement dated December 9, 1993, between Cardima and Target Therapeutics, Inc., together with the Series A Preferred Stock Warrant.
10.11(1)	Series A Preferred Stock Warrant dated June 10, 1994, issued to Silicon Valley Bank.
10.12(1)	Warrant Purchase Agreement dated July 1, 1994, between Cardima and California Public Employees’ Retirement System, together with the Common Stock Warrant.
10.13(1)	Series A Preferred Stock Warrant dated October 26, 1994, issued to Silicon Valley Bank.
10.14(1)	Form of Series A Preferred Stock Warrant issued to certain investors in December 1994.
10.15(1)	Series D Preferred Stock Warrant dated October 31, 1995, issued to Silicon Valley Bank.
10.16(1)	Form of Common Stock Warrant issued to certain investors from April 1995 to December 1995.
10.17(1)	Warrant Agreement dated January 23, 1996, between Cardima and Comdisco, Inc., together with the Series D Preferred Stock Warrant.
10.18(1)	Electrophysiology Catheter License Agreement dated May 17, 1994, between Cardima and BSI Corporation, together with the Credit Pool Agreement of same date.
10.19(1)	Distribution Agreement dated June 15, 1995, between Cardima and Paramedic Co., Ltd.
10.20(1)	Distribution Agreement dated July 14, 1995, between Cardima and Werfen Distribution AG, together with the May 15, 1996 letter amendment.
10.21(1)	Employment Agreement dated May 21, 1993, between Cardima and Gabriel B. Vegh.
10.22(1)	Employment Letter Agreement dated October 31, 1994, between Cardima and Phillip C. Radlick, Ph.D.
10.23(1)	Warrant Agreement dated April 7, 1997, between Cardima and Comdisco, Inc.
10.24(1)	Distribution Agreement dated April 1, 1997, between Cardima and Cardiologic, GmbH.
10.25(5)	Master Loan and Security Agreement dated June 1998, between Cardima and Transamerica Business Credit Corp.
10.26(6)	Form of Subscription Agreement between Cardima and certain investors
10.27(7)	Form of Share Purchase Warrant issued to Sunrise Securities, Inc.
10.28(8)	St. Jude Investment Agreement
10.29(9)	Executive Agreement between Cardima and Victor J. Barajas.
10.31(9)	Executive Agreement between Cardima and Eric K.Y. Chan, Ph.D.
10.32(9)	Executive Agreement between Cardima and Gabriel B Vegh.
10.33(9)	Executive Agreement between Cardima and William K. Wheeler.
10.34(9)	Executive Agreement between Cardima and Marianne Baldwin.
10.36+(9)	Agreement dated December 19, 2000, between Cardima and Medtronic Inc.

Exhibits No.	Description of Exhibits
10.37(10)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.38(10)	Form of Warrant for common stock of Cardima issued to AmeriCal Securities, Inc.
10.39(11)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.40(12)	Form of Warrant for common stock of Cardima issued in connection with the August 2002 private placement.
10.41(13)	Form of Stock and Warrant Agreement between Cardima and certain purchasers.
10.42(14)	Form of Warrant for common stock of Cardima issued in connection with the December 2002 private placement.
10.43(15)	Form of Warrant for common stock of Cardima issued to Gruntal & Co.
10.44(16)	Form of Warrant for common stock of Cardima issued to the Investor Relations Group.
10.45(17)	Form of Stock and Warrant Purchase Agreement between Cardima and certain purchasers.
10.46(18)	Form of Warrant for common stock of Cardima issued in connection with the March 2003 private placement.
10.47(19)	Form of Warrant for common stock of Cardima issued in connection with the March 2003 private placement.
10.48(20)	Form of Warrants for common stock of Cardima issued in connection with the March 2003 private placement.
10.49(21)	Form of Investor Common Stock Purchase Warrant.
10.50(22)	Form of Placement Agent Common Stock Purchase Warrant in connection with the August 2003 private placement.
10.51(23)	Form of Securities Purchase Agreement dated August 13, 2003.
10.52(24)	Form of Securities Purchase Agreement dated August 14, 2003.
10.53(25)	Form of Securities Purchase Agreement dated August 18, 2003.
10.54(26)	Form of Registration Rights Agreement.
10.55(27)	Form of Securities Purchase Agreement between Cardima and certain purchasers, relating to the December 2003 private placement.
10.56(28)	Form of Investor Warrant.
10.57(29)	Form of Warrant to purchase shares of common stock of Cardima in connection with the December 2003 private placement.
10.58(30)	Form of Warrant to purchase shares of common stock of Cardima in connection with the December 2003 private placement.
10.69(31)	Form of Warrant to purchase shares of common stock of Cardima in connection with the December 2003 private placement.
10.70(32)	Form of Registration Rights Agreement.
10.71(33)	Separation Agreement and Release of Claims with former Chief Financial Officer.
10.72(34)	2003 Stock Option Plan.
23.1	Consent of BDO Seidman, LLP, Independent Auditors.
23.2	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C..
32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C..

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.

(2)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A (File No. 000-22419) filed on May 22, 2002.

(3)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003

(4)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-22419) filed on March 30, 2000.

(5)	Incorporated by reference to the exhibit of the same number filed with the Company’s statement on Form 10-Q (File No. 000-22419) filed on August 12, 1998.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on February 2, 1999

(7)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on February 2, 1999.

(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on May 15, 2000.

(9)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on November 13, 2000.

(10)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (File No. 333-64536) filed on July 3, 2001.

(11)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on September 19, 2002.

(12)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on September 19, 2002.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on January 29, 2003.

(14)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on January 29, 2003.

(15)	Incorporated by reference to Exhibit 10.43 filed with the Company’s Registration Statement on Form S-3 (File No. 333-102837) filed on February 12, 2003.

(16)	Incorporated by reference to Exhibit 10.42 filed with the Company’s Registration Statement on Form S-3 (File No. 000-22419) filed on February 12, 2003.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(18)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(19)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(20)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(21)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(22)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(23)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(24)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(25)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(26)	Incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(27)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(28)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(29)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(30)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(31)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(32)	Incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(33)	Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q/A (File No. 000-22419) filed on March 25, 2004.

(34)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-106922) filed on July 10, 2003.

+	The Company has requested confidential treatment of certain portions of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2004	CARDIMA, INC.

/s/ Gabriel B. Vegh
Gabriel B. Vegh Chief Executive Office and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gabriel B. Vegh and Barry D. Michaels or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gabriel B. Vegh Gabriel B. Vegh	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2004

/s/ Barry D. Michaels Barry D. Michaels	Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2004

/s/ Jesse D. Erickson Jesse D. Erickson	Director	March 31, 2004

/s/ Rudolfo C. Quijano Rudolfo C. Quijano, M.D.	Director	March 31, 2004

/s/ Phillip C. Radlick Phillip C. Radlick, Ph.D.	Director	March 31, 2004

/s/ Lawrence J. Siskind Lawrence J. Siskind	Director	March 31, 2004

CARDIMA, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Cardima, Inc.

Fremont, California

We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule for 2003 listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information for 2003 set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO Seidman, LLP

San Francisco, California

February 20, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Cardima, Inc.

We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2002, listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 7, 2003, except for Note 7,

as to which the date is March 28, 2003

CARDIMA, INC.

BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2003	2002
A S S E T S
Current assets:
Cash and cash equivalents	$6,446	$3,385
Accounts receivable, net of allowances for doubtful accounts of $87 and $79 at December 31, 2003 and 2002, respectively	299	318
Inventories	991	1,226
Prepaid expenses	325	540
Other current assets	31	82

Total current assets	8,092	5,551
Property and equipment, net	554	1,030
Notes receivable from officers	626	595
Other assets	38	89

	$9,310	$7,265

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$910	$2,029
Accrued compensation	869	1,238
Warrant liability	658	—
Other current liabilities	279	276
Credit obligation	125	106
Capital lease obligation—current portion	42	36

Total current liabilities	2,883	3,685
Deferred rent	45	4
Capital lease obligation—noncurrent portion	82	26

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized, 80,333,798 and 54,394,264 shares issued and outstanding at December 31, 2003 and 2002 respectively; at amount paid	109,988	94,003
Accumulated deficit	(103,688)	(90,453)

Total stockholders’ equity	6,300	3,550

	$9,310	$7,265

See accompanying summary of accounting policies and notes to financial statements

CARDIMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$2,242	$2,228	$1,861
Cost of goods sold	3,607	3,594	3,717

Gross margin	(1,365)	(1,366)	(1,856)
Operating expenses:
Research and development	4,458	4,530	4,873
Selling, general and administrative	6,566	6,787	6,675

Total operating expenses	11,024	11,317	11,548

Operating loss	(12,389)	(12,683)	(13,404)
Interest and other income	72	75	123
Interest expense	(14)	(19)	(60)
Other non-cash expense	(904)	—	—
Gain on sale of intellectual property	—	—	4,000

Net loss	$(13,235)	$(12,627)	$(9,341)

Basic and diluted net loss per share	$(0.20)	$(0.28)	$(0.30)

Shares used in computing basic and diluted net loss per share	66,256	45,586	31,114

See accompanying summary of accounting policies and notes to financial statements

CARDIMA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	No. of Shares	Common Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2001	21,579,094	$71,405	$(26)	$(68,485)	$2,894
Issuance of 183,258 shares of common stock for cash upon exercise of employee stock options at $0.34-$1.94 per share	183,258	198	—	—	198
Issuance of 203,370 shares of common stock for cash in employee Stock purchase plan at $0.48 and $0.45 per share	203,370	96	—	—	96
Issuance of 11,746,916 shares of common stock at $0.87 per share in May 2001 through private placement, net of issuance costs of $591	11,746,916	6,222	—	—	6,222
Issuance of 2,822,471 shares of common stock at $1.27-$1.38 per share in August 2001 through private placement, net of issuance costs of $300	2,822,471	3,477	—	—	3,477
Issuance of 5,830,361 shares of common stock at $0.87 per share in December 2001 through warrant exercises, net of issuance costs of $425	5,830,361	4,647	—	—	4,647
Cashless exercise of warrants	162,673	—	—	—	—
Stock-based compensation expense related to stock option repricing	—	457	—	—	457
Compensation expense for options granted to non-employees	—	81	—	—	81
Amortization of deferred compensation	—	—	26	—	26
Net Loss	—	—	—	(9,341)	(9,341)

Balances at December 31, 2001	42,528,143	$86,583	—	$(77,826)	$8,757
Issuance of 18,325 shares of common stock for cash upon exercise of employee stock options at $0.34-$1.22 per share	18,325	17	—	—	17
Issuance of 308,499, shares of common stock for cash in Employee Stock Purchase Plan at $0.48, $0.60 and $1.04 per share	308,499	176	—	—	176
Issuance of 11,539,297 shares of common stock through private placements	11,539,297	7,534	—	—	7,534
Stock-based compensation expense/(credit) related to stock option Repricing	—	(432)	—	—	(432)
Deferred expense related to issuance of warrants	—	98	—	—	98
Compensation expense for options granted to non-employees	—	27	—	—	27
Net Loss		—	—	(12,627)	(12,627)

Balance at December 31, 2002	54,394,264	$94,003	—	$(90,453)	$3,550
Issuance of 7,025 shares of common stock for cash upon exercise of employee stock option at 0.34-0.70	7,025	4	—	—	4
Issuance of 253,591 shares of common stock for cash in Employee Stock Purchase Plan at $0.59 and $0.62 per share	253,591	155	—	—	155
Issuance of 25,599,938 shares of common stock through private placements, net of issuance costs	25,599,938	14,745	—	—	14,745
Stock compensation expense for the vesting of stock options granted to employees	—	79	—	—	79
Stock compensation expense for options granted to non-employees	—	51	—	—	51
Non-cash expense related to warrant (private placement Aug. 2003) upon registration	—	904	—	—	904
Issuance of 78,980 shares of common stock at $0.8245-$0.935 per share in August through warrant exercises	78,980	47	—	—	47
Net Loss				(13,235)	(13,235)

Balance at December 31, 2003	80,333,798	$109,988	$—	$(103,688)	$6,300

See accompanying summary of accounting policies and notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,235)	$(12,627)	$(9,341)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	622	974	877
Other non-cash expense related to warrants	904	—	—
Stock-based compensation	130	(405)	564
Loss on disposal of assets	9	22	35
Notes receivable from officers	(31)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	19	(17)	(80)
Inventories, net	235	338	99
Prepaid expenses	215	(270)	(74)
Other current assets	51	(25)	(13)
Other assets	51	107	(58)
Accounts payable	(1,119)	466	253
Accrued employee compensation	(369)	144	113
Other current liabilities	3	234	11
Deferred rent	41	(15)	(2)

Net cash used in operating activities	(12,474)	(11,074)	(7,616)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(57)	(703)	(350)

Net cash used in investing activities	(57)	(703)	(350)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit obligations	(17)	(281)	(405)
Notes receivable from officers (financing activities)	—	(30)	(51)
Proceeds from line of credit	—	106	—
Net proceeds from sale of common stock	15,609	7,825	14,640

Net cash provided by financing activities	15,592	7,620	14,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,061	(4,157)	6,218
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,385	7,542	1,324

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,446	$3,385	$7,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$15	$19	$60

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$98	$—	$82

See accompanying summary of accounting policies and notes to financial statements

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

As of December 31, 2003 the Company had cash and cash equivalents on hand of $6.4 million, working capital of $5.2 million, and an accumulated deficit of approximately $104 million. Management expects to continue to incur additional losses in the foreseeable future as the Company completes its key clinical trial in the United States, commercialization of the REVELATION Tx in the United States and the commercialization of the REVELATION Helix in Europe. Our management believes that our cash balances will be sufficient to fund planned expenditures into the fourth quarter of 2004. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material adverse effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by the Company include those related to accounts receivable and inventory reserves.

Revenue Recognition

We recognize revenue from two types of customers – end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44 “Accounting for Certain Transactions Involving Stock Compensation.”

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the grant date. This amount is recordable as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

The following information regarding pro forma net loss and net loss per share prepared in accordance with SFAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by SFAS 123. The resulting effect on net loss and net loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting.

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

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net loss applicable to common shareholders—as reported	$(13,235)	$(12,627)	$(9,341)
Add:
Stock-based employee compensation expense included in reported net income, net of applicable tax effects	130	(432)	457
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax effects	(1,070)	(652)	(382)

Pro forma net loss applicable to common shareholders	$(14,175)	$(13,711)	$(9,266)

Basic and diluted net loss per share applicable to common shareholders—as reported
As reported	$(0.20)	$(0.28)	$(0.30)
Pro forma	$(0.21)	$(0.30)	$(0.30)

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (years)	4.0	4.0	4.0
Interest Rate	2.6%	2.5%	2.5%
Volatility	114%	85%	141%
Dividend Yield	0%	0%	0%

Net Loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

	December 31
	2003	2002	2001
Warrants	22,336,445	11,449,236	6,143,863
Stock Options	6,693,513	4,417,829	2,609,313

Total Options and Warrants	29,029,958	15,867,065	8,753,176

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with purchased maturity of three months or less to be cash equivalents. The Company did not hold any short term investments at December 31, 2003 or 2002. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2003	2002
Cash and cash equivalents:
Cash	$189	$3,378
Money market funds	6,257	7

Total cash and cash equivalents	$6,446	$3,385

Increase in cash and cash equivalents are due to additional financing during 2003.

Accounts Receivable

Accounts receivables are customer obligations due under normal trade terms. The Company generally does not require collateral. Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. When any accounts receivable balances are determined to be uncollectible, the Company would provide for such balances in its allowance for doubtful accounts. If all attempts to collect a receivable failed, the receivable would be written off against the allowance.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$336	$532
Work-in-process	164	121
Finished goods	491	573

	$991	$1,226

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $412,000 and $242,000 at December 31, 2003 and 2002, respectively. The Company reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Equipment	$3,138	$3,074
Leasehold improvements	218	216

	3,356	3,290
Less accumulated depreciation and amortization	(2,802)	(2,260)

	$554	$1,030

Equipment includes property and equipment financed under capital leases which were $152,000 and $115,000 at December 31, 2003 and 2002, respectively. Accumulated amortization related to leased assets was $23,000 and $43,000 at December 31, 2003 and 2002, respectively.

Long-Lived Assets

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. During the year ended December 31, 2003, revenues to one customer comprised 37.5% of the Company’s total net product sales. For the years ended December 31, 2002 and 2001, there was no single customer who represented greater than 10% of product sales in the statement of operations. Net sales in Europe in 2003 dropped by about 40% compared to 2002, while sales in Asia in 2003 increased by 14% compared to 2002. The total export sales represented 60% of net sales for the year ended December 31, 2003. Japan and Germany were the only two countries that accounted for more than 10% of the Company’s net sales with Japan accounting for 38% and Germany accounting for 20% of net sales. Allowance for doubtful accounts were $86,000 and $79,000 for the years ended December 31, 2003 and 2002, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2003		2002		2001
United States	$888	40%	$729	33%	$743	39%
Europe	443	20%	734	33%	613	33%
Asia	847	38%	741	33%	501	27%
Rest of World	64	2%	24	1%	4	1%

Total Net Sales:	$2,242		$2,228		$1,861

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

The Company operates in one segment.

Fair Value of Financial Instruments at December 31, 2003

The Company’s financial instruments at December 31, 2003 consist of cash and cash equivalents, accounts receivable, notes receivable from officers, accounts payable, warrant liabilities, credit obligations and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this standard will not have a material impact on the Company’s financial position and results of operations; however, it may effect the timing of recognition of any such future costs.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force “EITF” Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities, and addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. It also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a significant impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the company’s financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 31, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investment in a variable interest entity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the financial statements.

2.    Commitments and Contingencies

The Company leases facilities under an operating lease, which has been extended through November 2005. The Company also leases certain equipment under noncancelable capital leases. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands).

	Operating Lease	Capital Leases
Year ending December 31:
2004	$506	$55
2005	481	37
2006	—	27
2007	—	26
2008	—	3

Total minimum payments required	$987	148

Less amount representing interest		(24)

Present value of future lease payments		124
Less current portion		(42)

Noncurrent portion		$82

Rent expense, net of a sublease income, was approximately $487,000 in 2003, $291,000 in 2002 and $395,000 in 2001.

Commitments and contingencies

The Company currently is a party to various legal proceedings and claims, including claims from private placement agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time.

3.    Stockholders’ Equity

Preferred stock

The Company is authorized to issue two classes of stock, common stock and Preferred stock. The total number of shares of common stock authorized to be issued is one hundred twenty-five million, par value $0.001 per share, and the number of shares of preferred stock authorized to be issued is five million, par value $0.001 per share.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Series A preferred stock is non-redeemable, and has certain liquidation preferences. There were no shares of preferred stock outstanding at December 31, 2003, 2002, and 2001.

2003 Equity Transactions

On December 31, 2002 and January 22,2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. We paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $25,000 in cash plus 66,667 shares of our common stock. Upon the closing of the transactions, we also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $.085 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. We paid to the party that acted as agent in connection with this private placement a total of $175,000 in cash and warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935.

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

On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0. 5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share.

In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $0.7282 for redemption on March 15, 2004. In November 2003, we called the warrants dated August 14, 2003 with exercise prices of $0.7788 for redemption on March 15, 2004, but conditions to this redemption were not met and the redemptions did not occur. We paid approximately $520,000 in cash to parties that acted as our agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction will cause additional shares of common stock to be issuable under the antidilution provisions of certain of our previously issued securities.

On December 19, 2003, we sold by means of a private placement an additional 3,583,327 shares of our common stock at a price of $0.87 per share for gross proceeds of approximately $3,117,000. In addition, we issued to the investors warrants to purchase 1,074,993 shares of our common stock at an exercise price of $0.957

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

per share. We paid to the parties that acted as our agents in connection with this private placement a total of $218,225 in cash and issued to the agents warrants to purchase 303,608 shares of our common stock at an exercise price of $0.957 per share and warrants to purchase 20,689 shares of our common stock at an exercise price of $1,2375 per share.

2003 Stock Option Plan

On April 17, 2003 our Board of Directors adopted a new 2003 Stock Option Plan (the “Stock Plan”). The Stock Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase Common Stock of the Company. Options granted under the Stock Plan may be incentive stock options or non-statutory stock option as determined by the Board of Directors or its delegate.

Under the Stock Plan, 2,200,000 shares of Common Stock have been reserved for issuance. Under the Stock Plan any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for a grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

Under the Stock Plan, except 10% stockholders, the exercise price of incentive stock options will not be less than 100% of the fair market value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. The standard issuance is for grants having vesting periods of 4 years with a 25% cliff after one year and ratable monthly vesting thereafter. However, in no event shall an incentive stock option granted under the Stock Plan be exerciseable more than 10 years from the date of the grant, in the case of 10% stockholders, than 5 years from the date of the grant.

The following table summarizes options outstanding under the 2003 option plan at December 31, 2003:

		Outstanding Options
	Shares Available	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Share reserved	2,200,000	—
Options granted	(718,535)	718,535	$0.71-$1.24	$0.86
Options cancelled	3,000	(3,000)	$1.24	$1.24

Balance as of 12/31/2003	1,484,465	715,535	$0.71-$1.24	$0.86

On December 31, 2003, options covering 155,001 shares were outstanding and exercisable under the 2003 stock plan. All options granted in 2003 were granted at exercise price equal to the common stock’s fair value. The fair values of options granted under the plan was $0.86 per share for 2003 and no options were granted in prior years.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding under this plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.86-$1.00	522,535	9.5	$0.71	155,001	$0.71
$1.01-$1.24	193,000	9.8	$1.24	—	$1.24

	715,535		$0.86	155,001	$0.71

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and has reserved 7,650,690 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase at the exercise price upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

The 1993 Stock Option Plan expired on June 10, 2003, and no additional grants will be made under this plan.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes option outstanding under the 1993 option plan at December 31, 2003:

	Shares Available	Outstanding Options
		Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 2000	1,567,957	2,011,958	$0.56-$7.00	$1.41
Additional shares reserved	2,300,000	—	—	—
Options granted	(859,400)	859,400	$0.34-$2.09	$0.58
Options exercised	—	(183,258)	$0.34-$1.94	$1.08
Options forfeited	170,787	(170,787)	$0.34-$5.88	$1.29

Balance at December 31, 2001	3,179,344	2,517,313	$0.34-$7.00	$1.16
Additional shares reserved	1,500,000	—	—	—
Options granted	(1,916,403)	1,916,403	$0.69-$1.50	$1.49
Options exercised	—	(14,325)	$0.82-$1.52	$1.43
Options forfeited	75,562	(75,562)	$0.34-$2.56	$1.23

Balance at December 31, 2002	2,838,503	4,343,829	$0.34-$7.00	$1.30
Additional shares reserved	—	—	—	—
Options granted	(2,120,998)	2,120,998	$0.71-$1.42	$1.03
Options exercised	—	(7,025)	$0.34-$0.70	$0.50
Options forfeited	561,824	(561,824)	$0.34-$2.56	$1.26
Options expired due to plan termination	(1,279,329)	—	—	—

Balance at December 31, 2003	—	5,895,978	$0.34-$7.00	$1.21

At December 31, 2003, 2002 and 2001, approximately 3,616,250, 2,126,437 and 1,314,092 options, respectively, were outstanding and exercisable under the plan. All options granted in 2003, 2002, and 2001 were granted a fair market value. The fair values of options granted under the plan were $1.03, $0.78 and $0.68 per share for 2003, 2002, and 2001.

The following table summarizes information about stock options outstanding under this plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.34-$1.00	593,406	7.3	$0.36	436,638	$0.35
1.00- 1.10	1,981,381	8.8	$1.03	731,382	$1.03
1.10- 1.20	606,265	6.4	$1.16	580,544	$1.16
1.20- 1.40	653,644	4.8	$1.30	584,354	$1.31
1.40- 1.60	1,654,552	8.1	$1.50	906,398	$1.50
1.60- 2.60	369,108	5.5	$1.96	338,312	$1.96
2.60- 7.00	37,622	4.3	$3.54	37,622	$3.54

$0.34-$7.00	5,895,978	7.5	$1.21	3,615,250	$1.25

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Repriced Stock Options

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

Of the initial 462,576 shares that were repriced, 25,011 shares have been cancelled, 29,700 shares have been exercised and 407,865 shares remain outstanding as of December 30, 2003. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until December 31, 2003. No expenses related to the re-pricing were recorded during the year ended December 31, 2003 because the closing price of the Company’s stock remained below the repriced exercise price of $1.16 per share and therefore, no adjustments were required throughout the year. For the options that remain outstanding, to the extent the fair value of the Company’s common stock exceeds $1.16 per share, additional compensation expenses will be recognized.

1997 Directors’ Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This Plan provides for the grant of non-statutory stock options to non-employee directors of the Company. In 2003, options to purchase 8,000 shares were granted with a weighted average exercise price of $0.84. In 2003, no options were cancelled and no options were exercised. A total of 82,000 options are outstanding and exercisable under this plan.

The following table summarizes options outstanding under the 1997 Director’s Stock Option Plan at December 31, 2003:

	Shares Available	Outstanding Options
		Number of Shares	Price Per Share	Weighted- Average Exercise Price
Balance at December 31, 2000	110,000	90,000	$1.16 - $2.13	$2.03
Options granted	(46,000)	46,000	$0.88 - $1.87	$1.47
Options forfeited	44,000	(44,000)	$1.91 - $2.13	$2.11

Balance at December 31, 2001	108,000	92,000	$0.88 - $2.13	$1.71
Options granted	(8,000)	8,000	$1.45	$1.45
Options exercised	—	(4,000)	$0.88 - $1.16	$1.02
Options forfeited	22,000	(22,000)	$1.94 - $2.13	$2.11

Balance at December 31, 2002	122,000	74,000	$0.88 - $1.94	$1.60
Options granted	(8,000)	8,000	$0.84 - $0.84	$0.84

Balance at December 31, 2003	114,000	82,000	$0.84 - $1.94	$1.53

On December 31, 2003, options covering 68,000 shares were outstanding and exercisable under the 1997 Directors Plan. All options granted in 2003 were granted at exercise prices equal to the common stock’s fair value. The fair values of options granted under the plan was $0.84, $1.45 and $1.47 per share for 2003, 2002 and 2001.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding under this plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.84-$1.25	34,000	7.3	$1.10	26,000	$1.10
1.25-$1.94	48,000	7.1	$1.83	42,000	$1.85

0.84-$1.94	82,000	7.2	$1.53	68,000	$1.53

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase, as amended, and has reserved 1,750,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2003, 952,795 shares of common stock have been issued under the purchase plan. In 2003, 2002, and 2001, a total of 253,591; 308,499; and 203,370 shares were issued under the plan.

Stock Based Compensation

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group, options to purchase 422,535 shares of our common stock at an exercise price of $0.71 per share. The options become exerciseable upon the achievement of specific milestones as defined in the related consulting and options agreements. As of December 31, 2003, the company determined that 55,000 shares became exerciseable based on milestone achievements through that date. A Black-Scholes calculation was used to record $30,000 non-cash compensation expense for outside consulting fees. The remaining options are not yet vested at December 31, 2003 as milestones are not yet met.

On October 22, 2003, the Board of Directors agreed to grant accelerated vesting and an extended exercise period for the stock options granted to a senior officer of the company as part of a negotiated separation agreement. All affected options were reclassified from Incentive Stock options to Non-Qualified options and a non-cash stock compensation expense was taken for the unvested portion of options with exercise prices below market value, as of the date of Board Approval. This non-cash stock compensation expense of $79,000 was based on the acceleration of vesting for 302,917 shares with exercise prices of $0.34 and $1.03.

On June 30, 2003, the Board of Directors approved a grant of 100,000 non-qualified stock options to a consultant with an immediate vesting of one third of the shares and monthly vesting for the remaining portion of the grant, over a two year term. A Black-Scholes calculation was used to record $21,000 of non-cash stock compensation expense for the period of June through December, 2003.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

The following table summarizes information about warrants outstanding at December 31, 2003 and the number of shares of common stock that the holder is entitled to purchase:

Issuance Date	In Connection With	Price Range	Outstanding	Expiration Date
6/97,6/98 & 6/99	Bridge Loan, Leases and Letter of Credit	$1.05-7.00	388,756	6/07, 6/08–6/09
05/01	Private Placement	$0.638-$0.87	1,074,691	05/05
08/01	Private Placement	$1.91-$2.07	1,411,235	08/05
08/01	Private Placement Commission	$1.40-$1.52	282,247	08/05
06/01	Finance Consulting for Private Placement	$1.20	225,000	06/06
08/02	Private Placement	$0.90	2,025,991	08/06
08/02	Private Placement	$1.285	58,365	08/06
08/02	Private Placement Commission	$0.792-$1.131	698,287	08/06
10/02	Finance Consulting for Public Relations	$0.90	160,000	10/07
12/02	Private Placement	$0.825	1,932,000	12/06
12/02	Private Placement Commission	$0.8245	435,999	12/06
12/02	1999 and 2000 Private Placement Warrants (including anti-dilution shares)	$0.89-1.270	3,269,600	4/04–8/05
01/03	Private Placement	$0.825	505,332	01/07
	Private Placement Commission
03/03	Private placement	$1.250	1,176,470	03/07
03/03	Private Placement Commission	$0.935	294,117	03/07
04/03	Private Placement	$0.935-$1.250	1,758,234	04/07
04/03	Private Placement Commission	$0.935-$1.340	404,440	04/07
08/03	Private Placement	$0.728-$0.834	4,104,522	08/07
08/03	Private Placement Commission	$0.72-$0.838	761,869	08/08
12/03	Private Placement	$0.957	1,074,993	12/07
12/03	Private Placement Commission	$0.957-$1.238	324,297	12/08

	Total Warrants Outstanding		22,366,445

On August 5, 2002, the Company issued warrants to purchase an aggregate of 2,036,491 shares of our common stock at an exercise price of $0.90 per share in connection with the shares purchased in the August 2002 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 678,832 shares of our common stock at an exercise price of $0.792 as additional commission for the

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

placement agent in this transaction. The warrant issued to the placement agent is not redeemable. The warrants issued to the investors are redeemable at a purchase price of $0.01 per warrant at the Company’s option of its common stock closes at or above $1.44 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders for the warrants of its intent to redeem.

On August 12, 2002, the Company issued warrants to purchase an aggregate of 58,365 shares of our common stock at an exercise price of $1.285 per share in connection with the shares purchased in the August 2002 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 19,455 shares of our common stock at an exercise price of $1.131 as additional commission for the placement agent in this transaction. The warrants issued to the investors are redeemable by the Company of its common stock closes at or above $2.056 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem. The warrant issued to the placement agent is not redeemable.

On December 31, 2002, the Company issued warrants to purchase an aggregate of 1,962,000 shares of our common stock at an exercise price of $0.825 per share in connection with the shares purchased in the December 2002 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 435,999 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain “cashless exercise provisions.”

On January 22, 2003, the Company issued warrants to purchase an aggregate of 438,000 shares of our common stock at an exercise price of $0.825 per share in connection with the shares purchased in the January 2003 private placement transaction. In connection with this transaction, the Company issued warrants to purchase an aggregate of 97,332 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain “cashless exercise provisions.”

On March 28, 2003, the Company issued warrants to purchase an aggregate of 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning September 28, 2003, subject to reduction on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six-month period between the closing and September 2003. These warrants are redeemable. In connection with this transaction, the Company issued warrants to purchase an aggregate of 294,117 shares of our common stock at an exercise price of $0.935 as additional commission for the placement agents in this transaction.

On April 11, 2003, the Company issued warrants to purchase an aggregate of 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning October 11, 2003, subject to reduction on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six-month period between the closing and October 11, 2003. These warrants are redeemable. In connection with this transaction, the Company issued warrants to purchase an aggregate of 448,557 shares of our common stock at an exercise price of $0.935 as additional commission for the placement agents in this transaction.

On August 13, August 14 and August 18, 2003, the Company issued warrants to purchase an aggregate of 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase an aggregate of 726,590 shares at an exercise price of $0.7788 and warrants to purchase an aggregate of 293,152 shares at an exercise price of $0.8338 per share. These warrants are redeemable. In connection with this transaction, the Company issued warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of common stock at exercises prices that range from $0.90 per share to $1.1025 per share as commission for the placement agents in this transaction.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On December 19, 2003, the Company issued warrants to purchase an aggregate of 1,074,993 shares of our common stock at an exercise price of $0.957 per share. The warrants will become exercisable beginning June 19, 2004, subject to reduction on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six-month period between the closing and June 19, 2004. These warrants are redeemable. In connection with this transaction, the Company issued warrants to purchase an aggregate of 303,608 shares of our common stock at an exercise price of $0.957 per share and an aggregate of 20,689 shares of our common stock at an exercise price of $1.2375 per share as additional commission for the placement agents in this transaction.

The holders of the August and December 2003 warrants have registration rights that require the Company to file and have declared effective a registration statement with the SEC to register the resale of the common stock issuable upon exercise of the warrants. Under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” the ability to have an effective registration of stock is deemed to be outside of the Company’s control. Therefore, the August 2003 warrants were valued at inception and revalued on the effective date of the registration statement. The net change in the fair value of the August 2003 warrants on the two valuation dates were expensed as Other non-cash expense of $904,000 for the year ended December 31, 2003. The December 2003 warrants were valued at inception and revalued at the balance sheet date (December 31, 2003), as the registration statement for these warrants occurred subsequent to year-end. There was no change in the fair value of the December 2003 warrants between the two valuation dates noted above, and hence, no amounts were expensed as Other non-cash expense for the year ended December 31, 2003. As the registration was not yet declared effective by December 31, 2003, the $658,000 fair value of December 2003 warrants is reported on the balance sheet as Warrant liability at December 31, 2003.

The Company has reserved 22,366,445 shares of common stock for issuance upon exercise of the warrants described above.

The investors who participated in the December 31, 2002 and January 22, 2003 closings of our private placement and the warrants held by the participants in our 1999 and 2000 private placements have antidilution protections that was triggered in certain instances.

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

4.    Notes Receivable from Officers

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip C. Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate of 6.45% at the time the note was issued, and is due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 31, 2003, the balance of the loan is approximately $390,475, which includes $111,975 of accrued interest and $278,500 principal. The note receivable and accrued interest are included in the accompanying balance sheet.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate of 6.42% at the time the note was issued and is due and payable in a single lump sum sixty months from the note date, or June 2005. The Board of Directors amended Mr. Wheeler’s agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2003, the balance of the loan is approximately $ 235,046 including approximately $42,546 of accrued interest. The note receivable and accrued interest are included in the accompanying balance sheet.

5.    Income Taxes

There has been no provision for federal or state income taxes for any period as the Company has incurred losses in all periods.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	2003	2002	2001
Tax Benefit at expected federal rate	-34.0%	-34.0%	-34.0%
Research and development credits	-1.5%	-1.1%	-1.8%
Non-deductible derivative and other expense	3.2%	0.0%	0.0%
Change in deferred tax asset reserves	26.7%	37.6%	39.5%
Other	5.6%	-2.5%	-3.7%

	0.0%	0.0%	0.0%

As of December 31, 2003, the Company had federal and state net operating loss carry forwards of approximately $98,879,000 and $26,755,000 respectively. The Company also had federal and state research and development tax credit carry forwards of approximately $1,022,000 and $938,000, respectively. The net operating loss and credit carry forwards will expire at various dates beginning in 2004 through 2023, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2003 are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carry forwards	$35,157	$30,930
Research credits carry forwards (federal and state)	1,641	710
Manufacturing investment credit carry forwards	77	80
Capitalized research and development	785	2,180
Other, net	796	1,020

Total deferred tax assets	38,456	34,920
Valuation allowance for deferred tax assets	(38,456)	(34,920)

	$—	$—

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2002, the Company had deferred tax assets of approximately $38,456,000 and $34,920,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3,536,000, $4,754,000 and $3,690,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Deferred tax assets primarily relate to net operating loss and tax research credits carry forwards.

6.    License Rights

In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc. granted the Company an exclusive royalty-free worldwide license to use Target Therapeutic’s technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutic’s technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutic’s technology. Under the License Agreement, the Company granted back to Target Therapeutic an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuroradiology, interventional radiology, reproductive disorders and vascular prostheses (the “Target Field”). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutic’s technology. Target Therapeutics granted the Company a non-exclusive, royalty-free license to use Target Therapeutic’s technology to make, use and sell or otherwise distribute the Company’s products for use within the cardiology field, provided the Company’s products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target Therapeutic’s technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its microcatheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target Therapeutics an exclusive, royalty-free license to use the Company’s technology to make, have made, use and sell or otherwise distribute products within the Target Field.

In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target Therapeutic’s technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutic and negotiating a distribution agreement. The Company also agreed that it would not sell products utilizing Target Therapeutic’s technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target Therapeutic and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutics an amount equal to 40% of the gross profit for such product.

7.    Subsequent Events

On January 20, 2004, the Company submitted an amendment to its pre-market approval (PMA) application to the U.S. Food and Drug Administration (FDA) requesting approval to market the REVELATION Tx linear ablation catheter to treat paroxysmal atrial fibrillation (AF) in the United States. The amendment is intended to address the questions and issues raised by the FDA Circulatory Systems Devices Panel meeting that took place on May 29, 2003. The timing and outcome of the FDA’s consideration of our amended application are uncertain.

On March 17, 2004, Cardima, Inc. announced that all of the warrants that it had issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and 18, 2003, had been exercised for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. Cardima issued a notice of redemption on October 10, 2003 in connection with its election to redeem all outstanding warrants issued on August 13, 2003. Total net proceeds from the exercise of these warrants was $3.1 million.

SCHEDULE II

CARDIMA, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2003	$79	$20	$(12)	$87
Year Ended December 31, 2002	$75	$22	$(17)	$79
Year Ended December 31, 2001	$124	$19	$(68)	$75
Inventory Reserves:
Year Ended December 31, 2003	$242	$458	$(288)	$412
Year Ended December 31, 2002	$141	$118	$(17)	$242
Year Ended December 31, 2001	$212	$75	$(146)	$141