Form 10-Q
period 2004-03-31
CARDIMA INC
filed 2004-05-12
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐  Yes    ☒  No

As of April 30, 2004, there were 84,618,244 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I. Financial Information

PART II. Other Information

PART I.

Item 1. Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$6,935	$6,446
Accounts receivable, net of $87 allowances for doubtful accounts at March 31, 2004 and December 31, 2003	340	299
Inventories	968	991
Prepaid expenses	347	325
Other current assets	121	31

Total current assets	8,711	8,092
Property and equipment, net	496	554
Notes receivable from officers	567	626
Other assets	38	38

	$9,812	$9,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$910
Accrued compensation	713	869
Warrant liability	—	658
Other current liabilities	275	279
Credit obligation	20	125
Capital lease obligation - current portion	43	42

Total current liabilities	1,860	2,883

Deferred rent	45	45
Capital lease obligation - noncurrent portion	71	82

Total Liabilities	1,976	3,010

Commitments

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized, 84,618,244 shares issued and outstanding at March 31, 2004; 80,333,798 issued and outstanding as of December 31, 2003; at amount paid in	113,882	109,988
Accumulated deficit	(106,046)	(103,688)

Total stockholders’ equity	7,836	6,300

	$9,812	$9,310

(1)	The balance sheet as of December 31, 2003 was derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Net Sales	$636	$638
Cost of Goods Sold	835	1,085

Gross Margin	(199)	(447)

Operating expenses:
Research and development	871	950
Selling, general and administrative	1,227	1,834

Total operating expenses	2,098	2,784

Operating loss	(2,297)	(3,231)

Interest and other income	(24)	12
Other non-cash expense	(33)	—
Interest expense	(4)	(2)

Net loss	$(2,358)	$(3,221)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Shares used in computing basic and diluted net loss per share	82,051	55,344

See accompanying notes to condensed financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,358)	$(3,221)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	70	220
Other non-cash expense related to warrants	33	—
Non-cash stock-based compensation	59	—
Loss on disposal of assets	3	7
Non-cash interest income (charge) on notes receivable from officers	59	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(41)	(102)
Inventories, net	23	165
Prepaid expenses	(90)	153
Other assets	(22)	42
Accounts payable	(101)	(838)
Accrued compensation	(156)	(139)
Other current liabilities	(4)	341
Deferred rent	—	12

Net cash used in operating activities	(2,525)	(3,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15)	(88)

Net cash used in investing activities	(15)	(88)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under leases	(115)	(27)
Net proceeds from sale of common stock	3,144	2,925

Net cash provided by financing activities	3,029	2,898

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	489	(558)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,446	3,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,935	$2,827

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004

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

The operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying balance sheet at December 31, 2003 has been derived from these audited financial statements.

2. MANAGEMENT’S PLANS

As of March 31, 2004 Cardima, Inc. had approximately $6,935,000 in cash and cash equivalents, working capital of $6,851,000 and an accumulated deficit of $106,046,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards regulatory approval and commercialization of the REVELATION® Tx in the United States, commercialization of the Cardima Surgical Ablation System, and the commercialization of the REVELATION® Helix in Europe. Our management currently estimates that our cash balances as of March 31, 2004 will be sufficient to fund planned expenditures into the fourth quarter of 2004, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material adverse effect upon us and there is substantial doubt as to our ability to continue as a going concern.

Cardima, Inc., continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements for various products covering eight countries with an emphasis on Europe and the Pacific Rim, and we are currently seeking a distributor or distributors for our Surgical Ablation System, which received United States Food and Drug Administration 510(k) clearance in 2003. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing

FDA approval of the REVELATION® Tx remains one of our primary goals. We will continue to pursue regulatory approvals in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application. We cannot assure you that we will be able to obtain or maintain any necessary regulatory approvals or that, if such regulatory approvals are obtained, that we will be able to successfully market our products, or that we will be able to establish a successful distribution channel for our Surgical Ablation System.

3. STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Compensation expense is based on the difference, if any, between the fair value of our common stock and the exercise price of the option or share right on the measurement date, which is typically the grant date. This amount is recordable as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have provided below the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

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

For purposes of disclosures pursuant to SFAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common shareholders - as reported	$(2,358)	$(3,221)
Add: Stock-based employee compensation expense included in reported net income	92	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(198)	(186)

Pro forma net loss	$(2,464)	$(3,407)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.06)

Pro forma	$(0.03)	$(0.06)

The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life (years)	4.0	4.0
Interest Rate	2.58%	2.80%
Volatility	88.9%	89.0%
Dividend Yield	0%	0%

4. CRITICAL ACCOUNTING POLICIES

Use of Estimates

We have prepared our financial statements in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statement and accompanying notes. Actual results could differ from these estimates. Significant estimates made by us include those related to accounts receivable and inventory reserves.

Revenue Recognition

We recognize revenue from two types of customers—end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” when all of the following criteria are met: persuasive evidence of an agreement exists, shipment of the product has occurred and title of products transferred at the point of shipment, the payment for the product is reasonably assured and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

Inventories

Our inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $87,000 should be adequate for any exposure to loss in our March 31, 2004 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual and or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $533,000 at March 31, 2004 is adequate.

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

5. WARRANT EXERCISE

On March 17, 2004, we announced that all of the warrants that we issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and August 18, 2003, had been exercised for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. We had issued a notice of redemption on October 10, 2003 in connection with our election to redeem all outstanding warrants issued on August 13, 2003. Total net proceeds from the exercise of these warrants was $3.1 million.

6. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$278	$336
Work-in-process	147	164
Finished goods	543	491

	$968	$991

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $533,000 and $412,000 at March 31, 2004 and December 31, 2003, respectively. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

Of the initial 462,576 shares that were repriced, 34,786 shares have been cancelled, 29,700 shares have been exercised and 398,090 shares remain outstanding as of March 31, 2004. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until March 31, 2004. No expenses related to the re-pricing were recorded for the quarter ended March 31, 2004 because the closing price of $0.91 per share on March 31, 2004 is below the repriced exercise price of $1.16 per share and therefore, no adjustment was required. For the options that remain outstanding, additional compensation expenses will be recognized to the extent the fair value of our common stock exceeds $1.16 per share.

8. NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

	March 31, 2004	December 31, 2003
Warrants	18,221,606	22,336,445
Stock Options	7,928,243	6,693,513

Total Warrants and Options	26,149,849	29,029,958

9. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Boards (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of FIN 46 in January 2003 did not have a material impact on the Company’s financial position or results of operations.

10. COMMITMENTS AND CONTINGENCIES

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

In November 2003, the Emerging Issues Task Force (EITF) issued EITF No. 03-06, “Participating Securities and the Two-Class Method under SFAS No. 128” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. EITF No. 03-06 will be effective for the quarter ending September 30, 2004. EITF No. 03-06 is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This quarterly report on Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. Such factors include uncertainties associated with the Company’s ability to obtain adequate funding, whether we will be successful in obtaining U.S. Food and Drug Administration, or FDA, approval of our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system, after the FDA’s initial indication that it concurred in the nonapproval recommendation of the Circulatory System Devices Panel, whether we will be able to conduct successful clinical trials, whether we will be able to obtain and maintain timely regulatory approvals and gain acceptance from the marketplace for our products, whether we will be able to successfully market, sell and derive sufficient revenue from our products, as well as the risk factors discussed below in “Factors Affecting Future Results” and those listed from time to time in the Company’s SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s most recent Annual Report on Form 10-K.

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

Our EP products provide for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and be potentially fatal. We have developed microcatheter-based systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that we believe can be adapted to and used with all conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

More recently, we have leveraged our proprietary technologies for treating atrial fibrillation, or AF, into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that they had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe with deflectable multi-electrode linear array microcatheter technology to a commercially available electro-surgical radio frequency generator and the INTELLITEMP®, a radio frequency, or RF, energy management device, which allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously, a feature which can significantly reduce the time required to perform the ablation procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. In the first quarter of 2004, the Surgical Ablation System was utilized in two less invasive cases for the treatment of AF, opening the door to the prospect of the SAS technology being broadly used in a stand alone procedure to treat AF. While early results are promising, additional patient follow-up data will be required over a period of six months or more, to judge the long-term effectiveness and safety of our system.

We have generated revenues of approximately $17.5 million from inception to March 31, 2004. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson and one administrator, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

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

Our primary focus is to obtain FDA approval in the United States of the REVELATION® Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On November 5, 2002, the PMA was accepted by the FDA and was granted expedited review status. On May 29, 2003, we met with the Circulatory System Devices Panel which recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel’s non-approval recommendation. On January 20, 2004 we submitted a supplement to our PMA filing, in which we provided new analysis and an expanded patient base. The timing and the outcome of the FDA’s response are uncertain.

We had cash and cash equivalents of approximately $6.9 million as of March 31, 2004. Our management believes that our cash balances as of that date will be sufficient to fund planned future expenditures into the fourth quarter of 2004, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the near future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material and adverse effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations – Three Months Ended March 31, 2004 and 2003

Net Sales

Net sales for the quarter ended March 31, 2004 decreased less than 1% to $636,000 from $638,000 for the same period in 2003. Regionally, sales in the United States increased 26% to $317,000 in the first quarter of 2004, from $251,000 in the same period of 2003. This increase was offset by decreases in sales in the European region of 19%, from $159,000 in the first quarter of 2003 to $129,000 in the first quarter of 2004, and in the Asian region of 12%, from $209,000 to $185,000 for the same periods. The increase in domestic revenue resulted primarily from the sale of therapeutic and surgical products used in clinical studies while the decreases in the international markets can be attributed to the corporate strategic decision to focus all resources on the FDA approval of our REVELATION family of microcatheters and marketing of the Surgical Ablation System in the United States.

Accounts receivable increased 14% to $340,000 as of March 31, 2004 from $299,000 as of December 31, 2003. Allowance for doubtful accounts remained at $87,000 as of March 31, 2004 and December 31, 2003.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing labor and overhead. Cost of goods sold for the quarter ended March 31, 2004 decreased 23% to $835,000 from $1,085,000 for the same period in 2003. This decrease in the cost of goods sold was partially due to the overall decrease in sales in the first quarter of 2004 along with the decrease in expenses realized following the reduction in force in June 2003, which decreased indirect and overhead expenses for periods following the reduction.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended March 31, 2004 decreased 8% to $871,000 from $950,000 for the same period in 2003. More specifically, our direct product development costs for the first three months of 2004 increased $95,000, or 23%, to $517,000 from $422,000 for the first three months of 2003, due to expenses incurred in the development of the INTELLITEMP and products related to the Surgical Ablation System. This increase was offset by a decrease in regulatory and clinical expenses for the first three months of 2004 of $175,000, or 33%, when compared to the same period in 2003. The decrease was attributable to the reduction of expenses following the finalization of Phase III clinical trials in 2003 and a decrease of expenses following the submission of the REVELATION® Tx PMA to the FDA.

Clinical trials of our products and regulatory approval efforts have required substantial financial and management resources. In addition, clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Due to the uncertainties associated with our ability to complete clinical trials, demonstrate product safety and effectiveness and obtain regulatory approval for our products, it is difficult for us to accurately predict the time or cost until completion of product development efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2004 decreased $607,000, or 33%, to $1,227,000 from $1,834,000 for the same period in 2003. More specifically, selling expenses for the first three months of 2004 decreased $321,000, or 56%, to $248,000 from $569,000 for the first three months of 2003. This decrease is attributable to the decreased international sales presence as we continue to focus our resources on securing regulatory approval for the REVELATION® Tx in the United States. General and administrative expenses for the first three months of 2004 also decreased by $223,000, or 21%, to $854,000 from $1,077,000 for the first three months of 2003. The decrease in general and administrative expenses in this period is primarily a result of the direct and indirect expenses resulting from the reduction in force in June 2003, as well as an overall decrease in executive compensation expense as bonus accruals were realigned and reduced. Marketing expenses for the first three months of 2004 also decreased $64,000, or 34%, to $124,000 from $188,000 for the same period in 2003 as a result of the direct and indirect savings realized following the reduction in force of June 2003. If we obtain FDA approval for the REVELATION Tx in 2004, we would expect 2004 sales expenses to increase, and in general, we expect total selling, general and administrative expenses to increase during 2004 compared to 2003 levels, as we prepare for the launch of our therapeutic family of products in the United States.

Interest and Other Income

Interest and other income for the quarter ended March 31, 2004 decreased by $36,000, primarily due to an adjustment of the amounts recorded for two notes receivable to correct accrued interest income based on an adjustable interest rate as opposed to a fixed interest rate, as per the respective contracts.

Interest Expense

Interest expense for the quarter ended March 31, 2004 increased to $4,000 from $2,000 for the same period in 2003 due to a slight increase of lease and credit obligation balances.

Other Non-Cash Expense

Other non-cash expense for the quarter ended March 31, 2004 was $33,000. No such expense was recorded for the same period in 2003. This non-cash expense relates to the warrants issued in connection with our December 2003 private placement, and represents the difference of the warrants’ valuation between their date of issuance and the date of registration of the shares underlying the warrants.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.9 million as of March 31, 2004. Our management currently estimates this cash balance will be sufficient to fund planned expenditures into the fourth quarter of 2004, although the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future, there can be no assurances that we will be successful in consummating any such financing, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern.

We have financed our operations, to date, principally through (1) private placements of equity securities, (2) our initial public offering of Common Stock in June 1997, together with interest income on such proceeds, (3) borrowings under a $3,000,000 former line of credit, (4) sale of certain of our non-core patents to Medtronic, Inc. for $8,000,000 in 2002 and 2003 and (5) equipment leases to finance certain capital equipment.

Net cash used in operating activities for the first three months of 2004 was approximately $2,525,000, compared to the net cash used of $3,368,000 for the first three months of 2003. The decrease of $843,000, or 25%, in net cash used in operating activities is due to the overall decrease in operating expenses primarily resulting from the reduction in force enacted June 30, 2003. Net cash provided by financing and investing activities for the first three months of 2004 was approximately $3,029,000, compared to net cash provided by financing and investing activities of approximately $2,898,000 for the first three months of 2003. This change was primarily due to the exercise of warrants during the first quarter of 2004, following our redemption call for warrants issued as part of the August 2003 private placements.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the our product development efforts, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing costs, the extent to which our products gain market acceptance and competitive developments.

Factors Affecting Future Results

If we fail to raise additional capital in the near future, our business will fail.

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to complete our clinical trials, obtain necessary regulatory approvals, market our products and fund our other expenses. In addition, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products or in other aspects of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we cannot obtain sufficient capital, we may be forced to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital. Our failure to raise capital when needed could cause us to cease our operations.

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

We have sold only a limited number of our microcatheter and surgical products. In addition, we will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, regulatory approval efforts and manufacturing, sales, marketing and other expenses as we seek to obtain necessary approvals and bring our microcatheters and surgical products to market. Since our inception, we have experienced losses, and we expect to experience substantial net losses into the foreseeable future.

Our net losses were approximately $2.4 million for the three months ended March 31, 2004 and approximately $13.2 million, $12.6 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of March 31, 2004, our accumulated deficit was approximately $106.0 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock may be delisted from Nasdaq and may become subject to penny stock rules, which would make it more difficult for investors to sell their shares and may lead to financial penalties under certain of our agreements.

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

Among other things, Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310 (c)(4) (the “Rule”). In accordance with Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until November 8, 2004, to regain compliance. If, at anytime before November 8, 2004, the bid price of our common stock closes at $1.00 per share or more for a minimum 10 consecutive business days, Nasdaq Staff will provide notification that we have complied with the Rule. If, after 180 calendar days, we have not regained compliance, the Staff will determine whether we meet The Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial requirements, the Staff will grant us an additional 180 calendar day compliance period. Thereafter, if we have not regained compliance but satisfy the initial inclusion criteria, we may be afforded an additional period, up to our next shareholder meeting, provided we commit to: (1) seek shareholder approval for a reverse stock split at or before our next shareholder meeting and (2) promptly thereafter effect the reverse stock split. The shareholder meeting to seek such approval must occur no later than two years from May 10, 2004. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff’s determination to delist our securities to a Listing Qualifications Panel.

We have faced possible delisting from Nasdaq in the past and even if we comply with the requirements in Nasdaq’s most recent notice to us, we may receive additional notices of potential delisting in the future. For example, the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD’s decision and met the continued listing requirements in June 2001. In addition, due to our stock trading below $1.00 per share over various prior periods, we have received other notices from the NASD that our stock could be delisted if its closing bid price did not close at $1.00 per share or more over specified periods. For example, we received notices of this kind on October 28, 2002 and July 22, 2003.

We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market. Delisting would have material and adverse effects on our business and the value of your investment. If our common stock were to be delisted from Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. Delisting could also make it difficult or impossible for us to raise additional capital, which could cause us to cease operations.

In addition, the purchase agreements signed in connection with the December 31, 2002 and January 22, 2003 private placements provide that if at any time during the two year period beginning on their respective closing dates, our common stock is delisted from the NASDAQ National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the NASDAQ National SmallCap Market. We may also incur other substantial liabilities under the terms of other financings if our common stock is delisted.

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

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter

The audit report accompanying our 2003 financial statements indicates there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date and accumulated deficit, the audit report on our 2003 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. The audit reports on our 2002 and 2001 financial statements contained similar explanatory paragraphs. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

We have entered into engagement letters in connection with our actual and proposed private placements that have in the past and may in future lead to disputes and also may lead to additional payments of cash or issuances of securities in connection with past or future sales of our securities.

We have entered into several agreements with parties to act as our financial advisors, finders or agents in connection with actual and proposed equity financings, including agreements entered into in April 2001 and on July 15, 2002, November 13, 2002, December 9, 2002, December 28, 2002 (with another agreement signed with the same party in January 2003), March 11, 2003, July 15, 2003, July 18, 2003, August 2003 (oral agreement) and November 2003. These agreements have provided that we will pay cash fees, generally expressed as 6% to 8% of the funds raised, and issue warrants to purchase specified numbers of shares of our common stock, generally not exceeding 10% of the number of shares sold, to these parties in connection with our financings. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2004.

In connection with our prior financings, some of these advisors, finders and agents have alleged that they are owed additional cash and warrant compensation to which we have felt they were not entitled, and which would be in addition to fees and warrants paid to other advisors with respect to the same investors. Our financial advisors, finders and agents may assert similar claims in the future.

For example, shortly before the closing of our August 2002 private placement, the advisor that assisted us with a 2001 private placement, which we refer to as the 2001 Advisor, communicated to us that it believes that it is entitled to cash fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor’s interpretation of its letter agreement with us.

Even if the 2001 Advisor’s interpretation is determined to be correct, we believe that the 2001 Advisor waived any rights to compensation it might have in connection with the August 2002 private placement. In August 2002, we sent the 2001 Advisor a termination letter relating to its 2001 agreement, which provides that our obligations to pay the 2001 Advisor a commission or to issue to it warrants terminated 30 days from the date of the termination letter, or September 20, 2002. On August 29, 2002, the 2001 Advisor sent to us an invoice for cash commissions and warrants that the 2001 Advisor claims are owed to it as a result of our August 2002 private placement. On September 26, 2002 we received a letter from legal counsel to the 2001 Advisor reasserting the advisor’s claim. In the event the 2001 Advisor prevails on its claims in connection with the August 2002 private placement, we would be required to pay to the 2001 Advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of shares of common stock, and issue to the 2001 Advisor warrants to purchase up to 698,287 shares of common stock, or 10% of the number of shares of common stock sold in the August 2002 private placement (and if all of the warrants issued to the investors in the August 2002 private placement are exercised, an additional cash amount equal to $133,549). These payments would be in addition to fees and warrants paid to another advisor that arranged the August 2002 placement.

In addition, in a letter dated September 19, 2003, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $157,500 and warrants to purchase “Units” of our securities comprising 396,514 shares of common stock and warrants to purchase 118,954 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with four enumerated purchasers’ investments in our August 2003 private placement. The letter also stated that this advisor believed that the Company would have additional obligations to the advisor in the event that it was determined that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its November 13, 2002 agreement. In a letter dated January 29, 2004, this advisor advised us that it was no longer claiming compensation with respect to one of the four purchasers, reduced its claim to cash fees of $82,500 and warrants to purchase “Units” comprising 207,698 shares of common stock and warrants to purchase 62,309 shares of common stock, submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merit of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

Despite the termination letter that we delivered to the 2001 Advisor on August 21, 2002, we received on January 7, 2003, a letter from the 2001 Advisor asserting that it also is owed approximately $245,000 plus five year warrants to purchase approximately 436,000 shares of the our common stock at an exercise price of $0.8245 per share, in each case arising in connection with a private placement we consummated in December 2002. On February 2, 2003 we received another letter from the 2001 Advisor asserting that it is also owed (i) approximately $54,717 plus (ii) five year warrants to purchase approximately 97,332 shares of our common stock at an exercise price of $0.8245 per share, in connection with the January 22, 2003 closing of our private placement. Any payments or warrants issued to the 2001 Advisor would be in addition to fees and warrants we paid to the finder we retained in December 2002. We have not yet received a letter from the 2001 Advisor claiming additional fees or warrants in connection with the March 28, 2003, April 11, 2003, August 2003 and December 2003 closings of our recent financings, but there can be no guarantee that such a claim will not be made in connection with any prior or future financing.

In August 2003, one of the advisors that we retained in connection with our August 2003 private placement notified us of its belief that it was entitled to an additional fee of approximately $35,000 and additional warrants to purchase approximately 47,000 shares of common stock, in connection with the August 2003 private placement. We responded that, based on the information in our possession, we believed that such advisor is not entitled to such fees and warrants. To date, we have received no further information from such advisor in support of its claim.

Due to the existence of these various letter agreements, there is a possibility that we may be obligated to pay cash fees and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in our company. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors’ entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future. These disputes will tend to divert management’s time and attention from running our business and may cause us to incur material costs and expenses.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

We have only limited experience marketing and selling our products in commercial quantities. Currently, we are solely responsible for marketing and distributing our products in the United States. We had previously signed an exclusive three-year distribution agreement with St. Jude Medical Corporation in 2000, but St. Jude did not meet the first year minimum annual sales quota under the distribution agreement and, in June 2001, we mutually agreed with St. Jude to terminate the agreement. If we receive FDA approval of our PMA for REVELATION® Tx, we may not have an adequate marketing and sales force to adequately sell that product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

We have only a single direct salesperson in Europe. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a distributor or distributors for that system. We cannot assure you that we will be able to enter into agreements with desired distributors on a timely basis or at all, that these distributors will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

To obtain and maintain required regulatory approvals and secure the confidence of physicians and others whose acceptance is needed for our products, we will need to demonstrate that our products are safe and effective. We cannot assure you that our products will be deemed safe and effective. Many of our products, such as our surgical ablation system, which has begun to be used by cardiac surgeons only recently, have not been used to a sufficient extent to permit us to predict their safety and effectiveness. In addition, our products include components and materials supplied by third parties, whose safety and reliability we cannot guarantee. We have occasionally experienced quality issues with some elements of our products, and we may face additional issues in the future. The perceived safety and effectiveness of our products can also depend on their manner of use by physicians and other third parties, which we cannot control. If safety and effectiveness issues arise with any of our products in the future, we may incur liabilities to third parties, lose any regulatory approvals for the applicable product, or be required to redesign the product. These issues will reduce our sales and increase our expenses, possibly substantially.

Our products and their related procedures are novel to the market and will require the special training of physicians. If the market does not accept our products and procedures, our revenues will decline.

Our microcatheter systems and surgical ablation system represent novel approaches to diagnosing and treating atrial fibrillation and ventricular tachycardia. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

Our products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline.

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

Physicians will not recommend the use of our systems unless they can conclude that our systems provide a safe, effective and cost-efficient alternative to current technologies for the mapping and ablation of atrial fibrillation or ventricular tachycardia. If our clinical data and other studies do not show that our products are safe and effective, the FDA and other regulators will not approve our products for sale. If our products are not approved, we will not be able to enter the market and we will not be able to generate revenues from their sale.

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

Before we can market any of our products in the United States or Europe, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance or a PMA in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and

TRACER microcatheter systems for mapping ventricular tachycardia, for the REVELATION microcatheter system for mapping atrial fibrillation and for the Cardima Surgical Ablation System to ablate cardiac tissue during cardiac surgery using radio-frequency energy. Currently, the process for 510(k) clearance requires approximately 120 days and PMA approval is six to twelve months. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. These products may require a PMA, and the FDA may request extensive clinical data to support either 510(k) clearance or a PMA.

We are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter. The process of obtaining a PMA is much more expensive, lengthy and uncertain than the 510(k) pre-market notification clearance process. In order to complete our PMA application, we will be required to complete clinical trials to demonstrate the safety and effectiveness of these products. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. In June 2000, we received conditional approval from the FDA and full approval in August 2000 for our Phase III clinical trial. In March 2001, the FDA allowed us to file a modular PMA for our REVELATION Tx in Phase III clinical trial. Under the modular PMA submission, we filed four of five modules in 2001. The fifth module is the clinical data and formal PMA application. Three of the first four modules have been accepted and closed by the FDA and the remaining module has been left open for reference during the review of the clinical data in the fifth and final module. On September 20, 2002, we submitted our PMA application to the FDA with the fifth module containing data on more than 80 patients treated with our REVELATION Tx microcatheter system. Subsequently, on November 5, 2002, we announced that the FDA had accepted our filing and granted our request for expedited review. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provides new analysis, including data from an expanded patient base, to the FDA. The timing and outcome of the FDA’s consideration of any submission are currently uncertain.

We are restricted from selling the product until the entire PMA process is complete and approved by the FDA. No assurance can be given that we will ever be able to obtain a PMA for any of our ablation products. Our failure to obtain a PMA on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

We filed an investigational device exemption (IDE) application for a feasibility trial with the THERASTREAM microcatheter system in December 1998 and received permission to expand that trial in July 2000. We have postponed the THERASTREAM clinical trial while we focus our resources on obtaining regulatory approval of our REVELATION Tx. There can be no assurance that any additional clinical studies that we may propose will be permitted by the FDA, will be completed or, if completed, will provide data and information that supports a PMA. Furthermore, we cannot assure you that our Phase III clinical trial for ablation of atrial fibrillation will provide us with data and information that supports a PMA.

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

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. As a result, if we are unable to commence and complete our clinical trials as planned, or demonstrate the safety and effectiveness of our products, our business will be harmed. In addition, no assurance can be given that we can begin any future clinical trials or successfully complete these trials once started. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. On May 29, 2003, the FDA’s Circulatory System Devices Panel recommended that the FDA not approve our premarket approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system. In June 2003, the FDA indicated that it concurred in the Panel’s recommendation. On January 20, 2004, we submitted an amended PMA to the FDA, but the timing and outcome of any response from the FDA are currently uncertain. We must receive PMA approval before marketing our products for ablation in the United States.

Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. Enrollment in this study was completed in June 2002. By December 2002, all enrolled study subjects had completed the six-month follow-up. Data from the six-month follow-up on these subjects will be analyzed and prepared for publication targeted for the fourth quarter of 2004. In December, 2001, the REVELATION Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM microcatheter system for ablation of ventricular tachycardia to focus on obtaining regulatory approval of our REVELATION Tx for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM microcatheter system. If we resume the clinical trial for our THERASTREAM microcatheter system, the completion of that clinical trial could take several years.

Current or future clinical trials of our microcatheter systems will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will need to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of our microcatheter system for the ablation of atrial fibrillation would have a material adverse effect on our business, financial condition and results of operations.

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

We also are required to demonstrate and maintain compliance with the FDA’s Quality System Regulations for all of our products. The FDA enforces the Quality System Regulations through periodic inspections, including a pre-approval inspection for PMA products. The Quality System Regulations relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the Quality System Regulations and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx, REVELATION Helix, and TRACER microcatheters and VENAPORT, VUEPORT and NAVIPORT guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada.

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

We may be unable to successfully commercialize our microcatheter or surgical products, as the industry for them is highly competitive.

The market for catheters to map and/or ablate atrial fibrillation and ventricular tachycardia is highly competitive, as is the market for surgical ablation products. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and cryoblation technologies. Other companies are also developing surgical procedures that could allow physicians to perform the open-heart surgical maze procedure for the treatment of atrial fibrillation in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered non-competitive or obsolete, which would harm our business.

Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include C.R. Bard, Inc., Medtronic, Inc., Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, Johnson & Johnson, through its Biosense-Webster division and St. Jude Medical, Inc., through its Daig division. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of atrial fibrillation and ventricular tachycardia, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

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

For example, we currently do not have the ability to manufacture one of the components of our Surgical Ablation System in substantial quantities. We expect that if U.S. sales of our PATHFINDER™ microcatheter products, our REVELATION® microcatheter products, or our Surgical Ablation System increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Since we did not have a short-term investment or a line of credit obligation as of March 31, 2004, we do not have any material quantitative disclosures about market risk.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to certain legal proceedings that arise in the ordinary course of business. In the opinion of management, no pending legal proceedings are reasonably likely to have a material adverse effect on our financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any legal proceedings, our operating results for a particular reporting period could be materially adversely affected.

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2004, all of the warrants that we issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and August 18, 2003, were exercised for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. We had issued a notice of redemption on October 10, 2003 in connection with our election to redeem all outstanding warrants issued on August 13, 2003. Total net proceeds from the exercise of these warrants was $3.1 million. We relied on the exemption provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in connection with the warrant exercises.

We intend to use the proceeds received from the exercise of these warrants for working capital, including, without limitation, costs and expenses relating to our Phase III trial for the treatment of atrial fibrillation, efforts to obtain FDA approval for our REVELATION Tx microcatheter, planned marketing efforts, expansion of sales efforts and for such other general corporate purposes as our Board of Directors may determine.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of the Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the first quarter of 2004:

On January 21, 2004, we filed a report on Form 8-K to announce the submission of an amendment of our pre-market approval (PMA) application to the FDA for the REVELATION Tx linear ablation catheter.

On March 17, 2004, we filed a report on Form 8-K to announce the exercise of warrants to purchase 4,144,839 shares of common stock, generating net proceeds of approximately $3.1 million.

On March 31, 2004, we furnished a report on Form 8-K, with an exhibit attached thereto, to announce financial results for the fourth quarter and year ended December 31, 2003. This Form 8-K shall not be deemed “filed” for any purpose under the Securities Exchange Act of 1934, as amended.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 12, 2004	CARDIMA, INC.

/s/ GABRIEL B. VEGH
GABRIEL B. VEGH
Chairman, Chief Executive Officer and Director

/s/ BARRY D. MICHAELS
BARRY D. MICHAELS
Interim Chief Financial Officer and Secretary