Form 10-Q
period 2004-06-30
CARDIMA INC
filed 2004-08-13
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of July 31, 2004, there were 84,624,207 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I. Financial Information

PART II. Other Information

PART I.

Item 1. Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$4,570	$6,446
Accounts receivable, net of $87 allowances for doubtful accounts at June 30, 2004 and December 31, 2003	391	299
Inventories	1,073	991
Prepaid expenses	475	325
Other current assets	10	31

Total current assets	6,519	8,092
Property and equipment, net	464	554
Notes receivable from officers	569	626
Other assets	38	38

	$7,590	$9,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$910
Accrued compensation	817	869
Warrant liability	—	658
Other current liabilities	271	279
Credit obligation	101	125
Capital lease obligation - current portion	41	42

Total current liabilities	2,386	2,883

Deferred rent	46	45
Capital lease obligation - noncurrent portion	63	82

Total liabilities	2,495	3,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 84,624,207 shares issued and outstanding at June 30, 2004; 125,000,000 shares authorized, 80,333,798 issued and outstanding as of December 31, 2003; at amount paid in	113,814	109,988
Accumulated deficit	(108,719)	(103,688)

Total stockholders’ equity	5,095	6,300

	$7,590	$9,310

(1)	The balance sheet as of December 31, 2003 was derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$578	$491	$1,214	$1,129
Cost of goods sold	510	677	1,228	1,638

Gross margin	68	(186)	(14)	(509)

Operating expenses:
Research and development	1,204	1,639	2192	2,713
Selling, general and administrative	1,548	1,859	2775	3,693

Total operating expenses	2,752	3,498	4,967	6,406

Operating loss	(2,684)	(3,684)	(4,981)	(6,915)

Interest and other income (expense)	15	21	(9)	33
Other non-cash expense	—	—	(33)	—
Interest expense	(4)	(4)	(8)	(6)

Net loss	$(2,673)	$(3,667)	$(5,031)	$(6,888)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.06)	$(0.12)

Shares used in computing basic and diluted net loss per share	84,624	62,391	84,624	57,611

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,031)	$(6,888)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	131	384
Other non-cash expense related to warrants	33	—
Non-cash stock-based compensation	60	—
Loss on disposal of assets	2	9
Non-cash interest (income) charge on notes receivable from officers	57	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(92)	102
Inventories, net	(82)	17
Prepaid expenses	(150)	128
Other current assets	21	100
Accounts payable	246	(995)
Accrued compensation	(52)	(260)
Other current liabilities	(8)	(4)
Deferred rent	1	23

Net cash used in operating activities	(4,864)	(7,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43)	(43)

Net cash used in investing activities	(43)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under leases and credit obligations	(45)	15
Payments of issuance costs	(70)	—
Net proceeds from sale of common stock	3,146	6,207

Net cash provided by financing activities	3,031	6,222

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,876)	(1,220)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,446	$3,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,570	$2,165

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

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

The operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying balance sheet at December 31, 2003 has been derived from those audited financial statements.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on prior reported results of operations or retained earnings.

2. MANAGEMENT’S PLANS

As of June 30, 2004 Cardima, Inc. had approximately $4,570,000 in cash and cash equivalents, working capital of $4,133,000 and an accumulated deficit of $108,719,000. Management expects to continue to incur additional losses in the foreseeable future as the Company works towards regulatory approval and commercialization of the REVELATION® Tx in the United States, commercialization of the Cardima Surgical Ablation System and the commercialization of the REVELATION® Helix in Europe. Our management currently estimates that our cash balances as of June 30, 2004 will be sufficient to fund planned expenditures into the fourth quarter of 2004, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material adverse effect upon us. Our independent auditors have stated that there is substantial doubt as to our ability to continue as a going concern.

Cardima, Inc., continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements for various products covering eight countries with an emphasis on Europe and the Pacific Rim, and we are currently seeking a distributor or distributors for our Surgical Ablation System, which received United States Food and Drug Administration 510(k) clearance in 2003. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing FDA approval of the REVELATION® Tx remains one of our primary goals. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. We will continue to pursue regulatory approvals in the U.S. and in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application. We cannot assure you that we will be able to obtain or maintain any necessary regulatory approvals or that, if such regulatory approvals are obtained, that we will be able to successfully market our products, or that we will be able to establish a successful distribution channel for our Surgical Ablation System.

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

The following information regarding pro forma net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by SFAS 123. The resulting effect on net loss and net loss per share pursuant to SFAS 123 is not likely to be representative of the effects on net loss and loss per share pursuant to SFAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders - as reported	$(2,673)	(3,667)	(5,031)	(6,888)
Add: Stock-based employee compensation expense included in reported net income	2	—	94	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(446)	(561)	(730)	(796)

Pro forma net loss	$(3,117)	(4,228)	(5,667)	(7,684)

Basic and diluted net loss per share:
As reported	$(0.03)	(0.06)	(0.06)	(0.12)

Pro forma	$(0.04)	(0.07)	(0.07)	(0.13)

The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,
	2004	2003
Expected life (years)	4.0	4.0
Interest Rate	3.50%	1.51%
Volatility	127.8%	130.2%
Dividend Yield	0%	0%

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

Revenue Recognition

We recognize revenue from two types of customers—end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” when all of the following criteria are met: persuasive evidence of an agreement exists, shipment of the product has occurred and title of products transferred generally at the point of shipment, sales price is fixed and determinable, the payment for the product is reasonably assured and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

Inventories

Inventories which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. Cost is based on actual costs computed on a first-in, first-out basis. Inventories are shown net of reserves for excess and obsolete inventory at the lower cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual and or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $532,000 at June 30, 2004 is adequate.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and we believe our reserve for doubtful accounts of $87,000 should be adequate for any exposure to loss in our June 30, 2004 accounts receivable.

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

5. WARRANTS

All of the warrants that we issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and August 18, 2003, were exercised in the first quarter of 2004 for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. We had issued a notice of redemption on October 10, 2003 in connection with our election to redeem all outstanding warrants issued on August 13, 2003. Total net proceeds from the exercise of these warrants was $3.1 million.

The Company filed a registration statement with the SEC with respect to the shares underlying the warrants issued in December 2003, which was declared effective in February 2004. Accordingly, the warrant liability was transferred to additional paid in capital during the first quarter of 2004.

6. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$250	$336
Work-in-process	152	164
Finished goods	671	491

	$1,073	$991

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $532,000 and $412,000 at June 30, 2004 and December 31, 2003, respectively. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

Of the initial 462,576 shares that were repriced, 34,786 shares have been cancelled, 29,700 shares have been exercised and 398,090 shares remain outstanding as of June 30, 2004. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until June 30, 2004. No expenses related to the re-pricing were recorded for the quarter ended June 30, 2004 because the closing price of $0.52 per share on June 30, 2004 is below the repriced exercise price of $1.16 per share and therefore, no adjustment was required. For the options that remain outstanding, additional compensation expenses will be recognized to the extent the fair value of our common stock exceeds $1.16 per share.

8. NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

	June 30, 2004	December 31, 2003
Warrants	17,160,299	22,336,445
Stock Options	8,219,726	6,693,513

Total Warrants and Options	25,380,025	29,029,958

9. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board released Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company as of the quarter ending September 30, 2004. EITF No. 03-06 is not expected to have a material impact on our financial statements.

10. COMMITMENTS AND CONTINGENCIES

The Company currently is a party to various claims, including claims from private placement agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these claims will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings and claims cannot be made at this time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This quarterly report on Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. These factors include the risk that we will not be able to raise additional capital when needed to continue operations, the risk that we will be unable to obtain U.S. Food and Drug Administration, or FDA, approval for our pre-market approval application, or PMA, for the REVELATION® Tx linear ablation microcatheter system, including uncertainties associated with our ability to revise our study design and collect data acceptable to the FDA, the risk that the approval process for the REVELATION Tx or any other product, including additional clinical trials, will require substantial unanticipated expenses and management attention, the limited number of cases employing our products and the limited amount follow-up information involving these cases, the possibility of business disruption or unanticipated expenses due to our staffing reduction and financing efforts, and uncertainties associated with our ability to conduct successful clinical trials, obtain and maintain regulatory approvals, gain acceptance for our products from the marketplace, secure distributors or other strategic partners or successfully manufacture, market, sell and distribute our products, as well as the risk factors discussed below under “Factors Affecting Future Results” and those disclosed from time to time in our SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s most recent Annual Report on Form 10-K.

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

Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and can be potentially fatal. We have developed microcatheter-based systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and destroying the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that we believe can be adapted to and used with all conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

More recently, we have leveraged our proprietary technologies for treating atrial fibrillation, or AF, into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that it had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe, a deflectable multi-electrode linear array microcatheter technology to a commercially available electrosurgical radio frequency generator through the INTELLITEMP®, a multi-channel radio frequency, or RF, energy management device. This system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously into atrial tissue, a feature which can significantly reduce the time required to perform an ablation-based “maze” procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. In the first quarter of 2004, the Surgical Ablation System (SAS) was utilized in two less invasive cases for the treatment of AF, opening the door to the prospect of the SAS technology being broadly used in a stand alone procedure to treat AF. While early results are promising, additional patient follow-up data will be required over a period of six months or more, to judge the long-term effectiveness and safety of our system.

We have generated revenues of approximately $18.1 million from inception to June 30, 2004. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson and one administrator, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the FDA in order to legally sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(k) approval from the FDA, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in Western Europe and select portions of Asia. We cannot assure you that we will be able to obtain or maintain regulatory approvals.

Our primary focus is to obtain FDA approval in the United States of the REVELATION® Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On November 5, 2002, the PMA was granted expedited review status. On May 29, 2003, we met with the Circulatory System Devices Panel which recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel’s non-approval recommendation. On January 20, 2004 we submitted an amendment to our PMA filing, in which we provided new analysis and an expanded patient base. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have been engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

We had cash and cash equivalents of approximately $4.6 million as of June 30, 2004. Our management believes that our cash balances as of that date will be sufficient to fund planned future expenditures into the fourth quarter of 2004, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the near future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material and adverse effect upon us and will likely result in our inability to continue as a going concern. In their opinion accompanying our December 31, 2003 financial statements, our independent auditors concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations – Three and Six Months Ended June 30, 2004 and 2003

Net Sales

For the six-month period ended June 30, 2004, net sales increased 8% to $1,214,000 in 2004 from $1,129,000 for the same period in 2003. By region, net sales in the United States increased 20% to $582,000 for the six-month period ended June 30, 2004 from $483,000 for the same period in 2003 and European net sales increased 10% to $219,000 for the six-month period ended June 30, 2004 from $199,000 for the same period in 2003. In the United States, the largest increase came from clinical product sales, to $60,000 for the six-month period ended June 30, 2004 , which had no net sales for the same period in 2003. By product, therapeutic net sales increased for the six-month period ended June 30, 2004 to $206,000 from $34,000 net sales for the same period in 2003. Diagnostic product net sales decreased 14% across all regions to $709,000 for the six-month period ended June 30, 2004 from $828,000 for the same period in 2003. Guiding catheters net sales increased 19% to $269,000 for the six-month period ended June 30, 2004 from $226,000 for the same period in 2003.

Net sales for the quarter ended June 30, 2004 increased 18% to $578,000 from $491,000 for the same period in 2003. Regionally, net sales in the Europe increased 125% to $90,000 in the second quarter of 2004, from $40,000 for in the same period of 2003. Net sales in the United States increased 14% to $265,000 in the second quarter of 2004 from $232,000 for the same period in 2003. This increase was partially offset by a 3% decrease in Asian net sales to $212,000 in the second quarter of 2004 from $219,000 for the same period in 2003. The increase in domestic and international revenue was primarily the result of higher sales of therapeutic and surgical products.

Accounts receivable increased 31% to $391,000 as of June 30, 2004 from $299,000 as of December 31, 2003 due primarily to the increase in net sales in 2004. Allowance for doubtful accounts remained at $87,000 as of June 30, 2004 and December 31, 2003.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing labor and overhead. Cost of goods sold for the quarter ended June 30, 2004 decreased 25% or $167,000 to $510,000 from $677,000 for the same period in 2003. Cost of goods sold for the six-month period ended June 30, 2004 decreased 25% to $1,228,000 from $1,638,000 for the same period in 2003. This decrease in the cost of goods sold was principally due to lower expenses realized following the reduction in force in June 2003, which decreased indirect and overhead expenses for periods following the reduction.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended June 30, 2004 decreased 27% to $1,204,000 from $1,639,000 for the same period in 2003. Total research and development expenses for the six months ended June 30, 2004 decreased 19% to $2,192,000 from $2,713,000 for the same period in 2003. More specifically, our direct product development costs for the first six months of 2004 increased $282,000, or 23%, to $1,490,000 from $1,208,000 for the same period in 2003, due to expenses incurred in the development of the INTELLITEMP and products related to the Surgical Ablation System. This increase was offset by a decrease in regulatory and clinical expenses for the first six months of 2004 of $803,000, or 53%, when compared to the same period in 2003. The decrease was attributable to the reduction of expenses following the finalization of Phase III clinical trials in 2003 and a decrease in expenses following the submission of the REVELATION® Tx PMA to the FDA.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2004 decreased $311,000, or 17%, to $1,548,000 from $1,859,000 for the same period in 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $918,000, or 25%, to $2,775,000 from $3,693,000 for the same period in 2003. More specifically, selling expenses for the first six months of 2004 decreased $568,000, or 52%, to $528,000 from $1,096,000 for the first six months of 2003. This decrease is attributable to the lower headcount from the reduction in force and decreased international sales presence as we continue to focus our resources on securing regulatory approval for the REVELATION® Tx in the United States. General and administrative expenses for the first six months of 2004 also decreased by $217,000, or 10%, to $1,979,000 from $2,196,000 for the first six months of 2003. The decrease in general and administrative expenses in this period is primarily a result of the direct and indirect expenses resulting from the reduction in force in June 2003 offset in part by increased public company costs. Marketing expenses for the first six months of 2004 also decreased $133,000, or 33%, to $268,000 from $401,000 for the same period in 2003 due to the reduced promotion and marketing efforts while we focus our efforts in obtaining REVELATION®Tx FDA approval.

Interest and Other Income

Interest and other income for the quarter ended June 30, 2004 decreased to $15,000 from $21,000 for the same period in 2003. For the six-month period ended June 30, 2004, interest and other income decreased by $42,000 to a loss of $9,000 from a gain of $33,000 for the same six- month period in 2003. The decrease was primarily due to an adjustment of the amounts recorded for two notes receivable to correct accrued interest income based on an adjustable interest rate as opposed to a fixed interest rate, as per the respective contracts.

Other Non-Cash Expense

Other non-cash expense for the six months ended June 30, 2004 was $33,000. No such expense was recorded for the same period in 2003. This non-cash expense relates to the warrants issued in connection with our December 2003 private placement, and represents the difference of the warrants’ valuation between their date of issuance and the date of registration of the shares underlying the warrants.

Interest Expense

Interest expense for the quarter ended June 30, 2004 was $4,000, unchanged from the same period in 2003. For the six-month period ended June 30, 2004 interest expense increased to $8,000 from $6,000 for the same period in 2003.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.6 million as of June 30, 2004. Our management currently estimates this cash balance will be sufficient to fund planned expenditures into the fourth quarter of 2004, although the actual level of expenditures cannot be predicted with certainty. Although our management recognizes the need to raise funds in the near future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that the terms and conditions of such financing will not be unfavorable to us, particularly in light of the FDA’s recent non-approvable letter with respect to REVELATION Tx. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern.

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

Net cash used in operating activities for the first six months of 2004 was approximately $4,864,000, compared to the net cash used of $7,399,000 for the first six months of 2003. The decrease of $2,535,000, or 34%, in net cash used in operating activities is due to the overall decrease in operating expenses primarily resulting from the reduction in force implemented on June 30, 2003. Net cash provided by financing and investing activities for the first six months of 2004 was approximately $3,031,000, compared to $6,222,000 for the first six months of 2003. We received $3,117,000 upon exercise of warrants during the first quarter of 2004, and $6,297,000 from private placements of common stock in the first six months of 2003.

Our future liquidity and capital requirements will depend upon numerous factors, including receipt of adequate funding, sales and marketing activities, the progress of the our product development efforts, the scope and cost of new clinical trial activities that may be required by the FDA or other regulatory agencies, the progress of our clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing costs, the extent to which our products gain market acceptance and competitive developments.

Factors Affecting Future Results

If we fail to raise additional capital in the near future, our business will fail.

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to complete our clinical trials, obtain necessary regulatory approvals, manufacture and market our products and fund our other expenses. In addition, we may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products, such as the additional clinical trial activities that the FDA recently stated would be required with respect to our PMA for REVELATION Tx, or in other aspects of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we cannot obtain sufficient capital, we may be forced to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt financing, if available, may involve restrictive covenants that could affect our ability to raise additional capital. Our failure to raise capital when needed could cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue additional securities. The issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

We have sold a limited number of our products, and we will continue to incur substantial losses for the foreseeable future.

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

Our net losses were approximately $5.0 million for the six months ended June 30, 2004 and approximately $13.2 million, $12.6 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of June 30, 2004, our accumulated deficit was approximately $108.7 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

Among other things, Nasdaq listing rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4)(the “Rule”). In accordance with Marketplace Rule 4310 (c)(8)(D), we will be provided 180 calendar days, or until November 8, 2004, to regain compliance. If, at any time before November 8, the bid price of our common stock closes at $1.00 per share or more for at least 10 consecutive business days, Nasdaq will provide notification that we have complied with the Rule. If, after 180 calendar days, we have not regained compliance, Nasdaq will determine whether we meet The Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. Those criteria include minimum stockholders’ equity of $5 million. Our stockholders’ equity was $5.1 million as of June 30, 2004, and we cannot assure you that we will meet the initial listing criteria at the applicable time. If we meet the initial criteria, Nasdaq will grant us an additional 180-calendar day compliance period. Thereafter, if we have not regained compliance but satisfy the initial listing criteria, we may be afforded an additional period, up to our next shareholder meeting, provided we commit to: (1) seek shareholder approval for a reverse stock split at or before our next shareholder meeting and (2) promptly thereafter effect the reverse stock split. The shareholder meeting to seek such approval must occur no later than two years from May 10, 2004. If we do not regain compliance with the Rule and are not eligible for an additional compliance period, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist our securities to a Listing Qualifications Panel.

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

To date, none of our products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. If we cannot gain U.S. regulatory approval, our business will be materially harmed and we may be unable to secure the funding needed to continue operations. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. We received FDA approval to conduct a Phase III clinical trialfor this system in 2000, and filed portions of the PMA application in 2001. On September 20, 2002, we submitted our PMA application to the FDA with data on more than 80 patients treated with our REVELATION Tx microcatheter system and on November 5, 2002, we announced that the FDA had accepted our filing. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provided new analysis, including data from an expanded patient base, to the FDA.

On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

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

Before we can market any of our products in the United States or other countries, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance for devices that are classified as Class II or lower, or a PMA for devices classified as Class III, such as REVELATION Tx, in order to market a product. We have received 510(k) pre-market notification clearances for our PATHFINDER, PATHFINDER mini and TRACER microcatheter systems for mapping ventricular tachycardia, for the REVELATION microcatheter system for mapping atrial fibrillation and for the Cardima Surgical Ablation System to ablate cardiac tissue during cardiac surgery using radio frequency energy. Currently, the process for 510(k) clearance requires approximately 120 days and PMA review process requires approximately six to twelve months. The PMA review process is in addition to the time required to conduct clinical trials demonstrating safety and effectiveness. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. The FDA may request extensive clinical data to support either 510(k) clearance or a PMA. The approval process, including any necessary clinical trials, can involve substantial expense. No assurance can be given that we will ever be able to obtain the necessary approvals for any of our products. Our failure to do so on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

Even if regulatory approvals are obtained, the applicable regulatory agencies may limit the indications for which they approve or clear any of our products. Further, the FDA or regulatory agencies in other countries may restrict or withdraw approval or clearance of a product if additional information becomes available to support such action. Delays in the approval or clearance process, limitation of our labeling claims or denial of our applications or notifications would cause our business to be materially and adversely affected.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that our future clinical trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. As a result, if we are unable to commence and complete our clinical trials as planned, or demonstrate the safety and effectiveness of our products, our business will be harmed. In addition, no assurance can be given that we can begin any future clinical trials or successfully complete these trials once started. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. We must receive PMA approval before marketing our products for ablation in the United States.

Additionally, in August 2001, we began a clinical trial in Germany involving our REVELATION Helix microcatheter in the treatment of atrial fibrillation originating from the pulmonary veins. Enrollment in this study was completed in June 2002. By December 2002, all enrolled study subjects had completed the six-month follow-up. Data from the six-month follow-up on these subjects will be analyzed and prepared for publication targeted for the fourth quarter of 2004. In December 2001, the REVELATION Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM microcatheter system for ablation of ventricular tachycardia to focus on obtaining regulatory approval of our REVELATION Tx for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM microcatheter system. If we resume that trial, completing it could take several years.

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

For example, shortly before the closing of our August 2002 private placement, the advisor that assisted us with a 2001 private placement, which we refer to as the 2001 Advisor, communicated to us that it believes that it is entitled to cash fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor’s interpretation of its letter agreement with us. In August 2002, we sent the 2001 Advisor a termination letter relating to its 2001 agreement. In August and September 2002, we received an invoice and a letter from counsel to the 2001 Advisor asserting that it is entitled to cash commissions and warrants as a result of our August 2002 private placement. If the 2001 Advisor prevails on its claims in connection with the August 2002 private placement, we would be required to pay this advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of common stock, and issue to the advisor warrants to purchase up to 698,287 shares of common stock, or 10% of the number of shares of common stock sold in the August 2002 private placement (and if all of the warrants issued to the investors in that private placement are exercised, an additional $133,549 in cash. We also received letters from this advisor in January and February 2003 asserting that it is also owed approximately $300,000 plus five year warrants to purchase approximately 533,332 shares of our common stock at an exercise price of $0.8245 per share, arising in connection with a private placements we consummated in December 2002 and a January 22, 2003 private placement closing. Any additional payments made to this advisor would be in addition to fees and warrants paid to another advisor that arranged the August 2002 placement and paid to the finder we retained in December 2002. There can be no guarantee that the 2001 Advisor will not claim additional fees or warrants in connection with our financings closed after January 2003 or in connection with any future financing.

In addition, by letters dated September 19, 2003 and January 29, 2004, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $82,500 and warrants to purchase “Units” comprising 207,698 shares of our common stock and warrants to purchase 62,309 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with three enumerated purchasers’ investments in our August 2003 private placement. This advisor has also stated its belief that we would have additional obligations to the advisor in the event that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its November 13, 2002 agreement. The advisor’s letter dated January 29, 2004 submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merits of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking distributors or other strategic partners for that system. We cannot assure you that we will be able to enter into agreements with desired distributors on a timely basis or at all, that these distributors will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx, REVELATION Helix, and TRACER microcatheters and VENAPORT, VUEPORT and NAVIPORT guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP radio frequency energy management devices during the first quarter of 2004.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Since we did not have a short-term investment or a line of credit obligation as of June 30, 2004, we do not have any material quantitative disclosures about market risk.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of the Security Holders

On May 20, 2004, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of March 31, 2004, the record date, 84,618,254 shares were entitled to vote at the Annual Meeting.

1.	As listed below, all of management’s nominees for directors were elected:

Gabriel B. Vegh – 57,525,392 shares voted in favor, 964,420 withheld.

Jesse D. Erickson – 57,525,592 shares voted in favor, 964,220 withheld.

Rodolfo C. Quijano, M.D., Ph.D. – 57,525,392 shares voted in favor, 964,420 withheld

Phillip Radlick, Ph.D. – 57,525,592 shares voted in favor, 964,220 withheld.

Lawrence J. Siskind – 57,505,592 shares voted in favor, 984,220 withheld.

2.	The proposal to amend and restate our 2003 Stock Option Plan with an additional 2,000,000 shares reserved for this plan was approved with 10,446,976 shares voting in favor, 3,853,977 shares voting against and 525,726 shares abstaining.

3.	The proposal to amend our Certificate of Incorporation authorizing the Board of Directors to increase our number of authorized shares of Common Stock from 125,000,000 to 150,000,000 and to increase the number of total authorized shares from 130,000,000 to 155,000,000 was approved with 55,659,813 shares voting in favor, 2,650,765 shares voting against and 179,234 shares abstaining.

4.	The selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified with 57,139,567 shares voting in favor, 1,140,826 shares voting against and 209,419 shares abstaining.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation, as amended, of Cardima, Inc.

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the second quarter of 2004:

On May 6, 2004, we furnished a report on Form 8-K, with an exhibit thereto, to announce financial results for the first quarter ended March 31, 2004. This Form 8-K shall not be deemed “filed” for any purpose under the Securities Exchange Act of 1934, as amended.

On June 1, 2004, we filed a report on Form 8-K to announce that we had received a non-approvable letter from the U.S. Food and Drug Administration with respect to our amended pre-market approval application for the REVELATION® Tx microcatheter system.

On June 23, 2004, we filed a report on Form 8-K to announce that we met with representatives of the Center for Devices and Radiological Health of the U.S. Food and Drug Administration at a meeting on Friday, June 18, 2004.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2004	CARDIMA, INC.

/s/ GABRIEL B. VEGH
GABRIEL B. VEGH
Chairman, Chief Executive Officer and Director

/s/ BARRY D. MICHAELS
BARRY D. MICHAELS
Interim Chief Financial Officer and Secretary