Form 10-Q
period 2004-09-30
CARDIMA INC
filed 2004-11-15
CIK 1022570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of October 31, 2004, there were 84,840,174 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I. Financial Information

PART I.

Item 1. Financial Statements

CARDIMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,081	$6,446
Accounts receivable, net of $85 allowances for doubtful accounts at September 30, 2004 and $87 at December 31, 2003	247	299
Inventories	757	991
Prepaid expenses	602	325
Other current assets	23	31

Total current assets	3,710	8,092
Property and equipment, net	414	554
Notes receivable from officers	572	626
Other assets	38	38

	$4,734	$9,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005	$910
Accrued compensation	668	869
Warrant liability	—	658
Other current liabilities	287	279
Credit obligation	189	125
Capital lease obligation - current portion	36	42

Total current liabilities	2,185	2,883

Deferred rent	46	45
Capital lease obligation - noncurrent portion	57	82

Total liabilities	2,288	3,010

Commitments and Contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 84,790,174 shares issued and outstanding at September 30, 2004; 125,000,000 shares authorized, 80,333,798 issued and outstanding as of December 31, 2003	113,869	109,988
Accumulated deficit	(111,423)	(103,688)

Total stockholders’ equity	2,446	6,300

	$4,734	$9,310

(1)	The balance sheet as of December 31, 2003 was derived from the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements

CARDIMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$569	$561	$1,783	$1,690
Cost of goods sold	893	709	2,121	2,347

Gross margin	(324)	(148)	(338)	(657)

Operating expenses:
Research and development	1,016	1,098	3,208	3,811
Selling, general and administrative	1,370	1,603	4,145	5,296

Total operating expenses	2,386	2,701	7,353	9,107

Operating loss	(2,710)	(2,849)	(7,691)	(9,764)

Interest and other income, net	9	15	—	48
Other non-cash expense	—	(904)	(33)	(904)
Interest expense	(3)	(4)	(11)	(10)

Net loss	$(2,704)	$(3,742)	$(7,735)	$(10,630)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.18)

Shares used in computing basic and diluted net loss per share	84,684	70,071	83,785	59,391

See accompanying notes to condensed financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,735)	$(10,630)
Adjustments to reconcile net loss to net cash provided by operations:

Depreciation and amortization	191	521
Other non-cash expense related to warrants	33	—
Non-cash stock-based compensation	63	—
Derivative revaluation	—	904
Loss on disposal of assets	5	9
Non-cash interest (income) charge on notes receivable from officers	—	(23)
Receivable from officers	54	—
Changes in operating assets and liabilities:
Accounts receivable, net	52	14
Inventories, net	234	54
Prepaid expenses	80	—
Other current assets	—	90
Other assets	8	50
Accounts payable	95	(925)
Accrued compensation	(201)	(252)
Other current liabilities	8	(3)
Deferred rent	1	35

Net cash used in operating activities	(7,112)	(10,156)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(56)	(144)

Net cash used in investing activities	(56)	(144)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments under leases and credit obligations	(324)	196
Payments of issuance costs	(105)	—
Net proceeds from sale of common stock	3,232	13,015

Net cash provided by financing activities	2,803	13,211

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,365)	2,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,446	3,385

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,081	$6,296

Supplemental Disclosure:
Non-cash Financing activities:

Financing of insurance premium	358	297

See accompanying notes to condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

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

The operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The accompanying balance sheet at December 31, 2003 has been derived from those audited financial statements.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on prior reported results of operations or retained earnings.

2. MANAGEMENT’S PLANS

As of September 30, 2004 Cardima, Inc. had approximately $2,081,000 in cash and cash equivalents, working capital of $1,525,000 and an accumulated deficit of $111,423,000. Management expects the Company to continue to incur additional losses in the foreseeable future as the Company works towards regulatory approval and commercialization of the REVELATION® Tx in the United States, commercialization of the Cardima Surgical Ablation System and the commercialization of the REVELATION® Helix in Europe. We currently estimate that our cash balances as of September 30, 2004, will be sufficient to fund planned expenditures only for a very limited period of time, but this cannot be predicted with certainty. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material adverse effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have stated in their opinion on our December 31, 2003 financial statements that there is substantial doubt as to our ability to continue as a going concern.

Cardima, Inc., continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements for various products covering eight countries with an emphasis on Europe and the Pacific Rim, and we are currently seeking a strategic transaction for our Surgical Ablation System, which received United States Food and Drug Administration 510(k) clearance for use in ablating cardiac tissue in 2003. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing FDA approval of the REVELATION® Tx remains one of our primary goals. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our pre-market approval application, or PMA, for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. At a meeting with the FDA on June 18, 2004, the FDA reiterated its view, as stated in its “not approvable” letter that data from an additional study would be necessary to demonstrate the effectiveness of the REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would be to require a randomized clinical trial design. We plan to continue to pursue U.S. regulatory approvals for the REVELATION Tx, as well as other therapeutic products already approved in Europe and in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application. We are continuing to develop broader applications of our Surgical Ablation System as a minimally invasive, stand-alone surgical procedure to treat atrial fibrillation. We cannot assure you that we will be able to obtain or maintain any necessary regulatory approvals or that, if such regulatory approvals are obtained, that we will be able to successfully market our products, or that we will be able to establish a successful distribution channel for our Surgical Ablation System.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders - as reported	$(2,704)	(3,742)	(7,735)	(10,630)
Add:
Stock-based employee compensation expense included in reported net income, net of applicable tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax effects	(222)	(170)	(808)	(919)

Pro forma net loss	$(2,926)	(3,912)	(8,543)	(11,549)

Basic and diluted net loss per share:
As reported	$(0.03)	(0.05)	(0.09)	(0.18)

Pro forma	$(0.03)	(0.06)	(0.10)	(0.19)

Shares used in computing basic and diluted net loss per share	84,684	70,071	83,785	59,391

The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2004	2003
Expected life (years)	4.0	4.0
Interest Rate	3.14%	2.23%
Volatility	129.07%	131.02%
Dividend Yield	0%	0%

Revenue Recognition

We recognize revenue from two types of customers—end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” when all of the following criteria are met: persuasive evidence of an agreement exists, shipment of the product has occurred, sales price is fixed and determinable, and title of products transferred, generally at the point of shipment, the payment for the product is reasonably assured and no substantive obligations to the customer remain. Customers are not entitled to rights of product return.

Inventories

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. Inventories are shown net of reserves for excess and obsolete inventory at the lower of cost or market. We provide reserves for potential excess quantities and obsolescence as a result of technological advancements which impact inventories on hand. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual and or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $742,000 at September 30, 2004 is adequate.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and we believe our reserve for doubtful accounts of $85,000 should be adequate for any exposure to loss in our September 30, 2004 accounts receivable.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

4. WARRANTS

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

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$119	$336
Work-in-process	87	164
Finished goods	551	491

	$757	$991

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $742,000 and $412,000 at September 30, 2004 and December 31, 2003, respectively. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

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

Of the initial 462,576 shares that were repriced, 432,876 shares have been cancelled, 29,700 shares have been exercised and no shares remain outstanding as of September 30, 2004. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until September 30, 2004. No expenses related to the re-pricing were recorded for the quarter ended September 30, 2004 because the closing price of $0.45 per share on September 30, 2004 is below the repriced exercise price of $1.16 per share and therefore, no adjustment was required. No re-priced options remain outstanding; therefore, no additional compensation expenses will be recognized in the future.

7. NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

	September 30, 2004	December 31, 2003
Warrants	16,771,543	22,336,445
Stock Options	7,925,167	6,693,513

Total Warrants and Options	24,696,710	29,029,958

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board released Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance is applicable to the Company as of the quarter ending September 30, 2004, and did not have a material impact on our financial statements.

9. COMMITMENTS AND CONTINGENCIES

The Company currently is a party to various claims, including claims from private placement agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these proceedings and claims will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings and claims cannot be made at this time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This quarterly report on Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. These factors include the risk that we will not be able to raise additional capital when needed to continue operations, the risk that our common stock will be delisted from Nasdaq, the risk that we will be unable to obtain U.S. Food and Drug Administration, or FDA, approval for our pre-market approval application, or PMA, for the REVELATION® Tx linear ablation microcatheter system, including uncertainties associated with our ability to revise our study design and collect data acceptable to the FDA, the risk that the approval process for the REVELATION Tx or any other product, including additional clinical trials, will require substantial unanticipated expenses and management attention, the limited number of cases employing our products and the limited amount follow-up information involving these cases, the possibility of business disruption or unanticipated expenses due to our staffing reduction and financing efforts, and uncertainties associated with our ability to conduct successful clinical trials, obtain and maintain regulatory approvals, gain acceptance for our products from the marketplace, secure distribution, licensing or other strategic partners or successfully manufacture, market, sell and distribute our products, as well as the risk factors discussed below under “Factors Affecting Future Results” and those disclosed from time to time in our SEC reports. We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company’s most recent Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation, including our REVELATION® Tx microcatheter for use in the Electrophysiology (“EP”) market and our Surgical Ablation System for use in ablating cardiac tissue in the surgical market.

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

More recently, we have leveraged our proprietary technologies for treating atrial fibrillation, or AF, into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that it had approved for commercialization the Cardima Surgical Ablation System for use in ablating cardiac tissue during cardiac surgery. This new system connects the Cardima Surgical Ablation Probe, a deflectable multi-electrode linear array microcatheter technology, to a commercially available electrosurgical radio frequency generator through the INTELLITEMP®, a multi-channel radio frequency, or RF, energy management device. This system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously into atrial tissue, a feature which can significantly reduce the time required to perform an ablation-based “maze” procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis as an adjunct procedure to valve replacement. In the first quarter of 2004, the Surgical Ablation System (SAS) was utilized in two less invasive cases, opening the door to the prospect of the SAS technology being broadly used in a stand alone procedure to treat atrial fibrillation, or AF. Six-month patient follow-up data has been obtained for these two cases and is currently being analyzed.

We have generated revenues of approximately $18.7 million from inception to September 30, 2004. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

We have a limited history of operations and have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, obtaining regulatory approval, sales and marketing and manufacturing.

Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the FDA in order to legally sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(k) approval from the FDA for use in ablating cardiac tissue, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Obtaining a PMA for any of these products will require additional clinical trials, which will require substantial time and expense. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in Western Europe and select portions of Asia. We cannot assure you that we will be able to obtain or maintain regulatory approvals.

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

We had cash and cash equivalents of approximately $2.1 million as of September 30, 2004. Our management believes that our cash balances as of that date will be sufficient to fund planned future expenditures only for a very limited period of time, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the immediate future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material and adverse effect upon us and will likely result in our inability to continue as a going concern. In their opinion accompanying our December 31, 2003 financial statements, our independent auditors concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations – Three and Nine Months Ended September 30, 2004 and 2003

Net Sales

For the nine-month period ended September 30, 2004, net sales increased 6% to $1,783,000 in 2004 from $1,690,000 for the same period in 2003. By region, net sales in the United States increased 24% to $864,000 for the nine-month period ended September 30, 2004 from $697,000 for the same period in 2003, while European sales decreased 13% to $282,000 for the nine-month period ended September 30, 2004 from $322,000 for the same period in 2003. In the United States, clinical product sales increased to $67,000 for the nine-month period ended September 30, 2004 compared to $7,000 in the same period in 2003. Therapeutic product sales increased for the nine-month period ended September 30, 2004 to $211,000 from $69,000 net sales for the same period in 2003, while diagnostic product sales decreased 6% across all regions to $1,123,000 for the nine-month period ended September 30, 2004 from $1,198,000 for the same period in 2003. Guiding catheters sales increased 10% to $394,000 for the nine-month period ended September 30, 2004 from $359,000 for the same period in 2003.

Net sales for the quarter ended September 30, 2004 increased 1% to $569,000 from $561,000 for the same period in 2003. Regionally, net sales in the Europe decreased 49% to $63,000 in the third quarter of 2004, from $123,000 for in the same period of 2003. Net sales in the United States increased 29% to $282,000 in the third quarter of 2004 from $219,000 for the same period in 2003. Asian net sales increased 2% to $224,000 in the third quarter of 2004 from $219,000 for the same period in 2003. The increase in domestic revenue was primarily the result of higher sales of diagnostic and surgical products.

Accounts receivable decreased 17% to $247,000 as of September 30, 2004 from $299,000 as of December 31, 2003 due to increased emphasis on collections. The allowance for doubtful accounts was $85,000 as of September 30, 2004 and $87,000 as of December 31, 2003.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs and manufacturing labor and overhead. Cost of goods sold for the quarter ended September 30, 2004 increased 26%, or $184,000, to $893,000 from $709,000 for the same period in 2003. Cost of goods sold for the nine-month period ended September 30, 2004 decreased 10% to $2,121,000 from $2,347,000 for the same period in 2003. These decreases in the cost of goods sold were due in part to lower expenses realized following the reduction in force in June 2003, and increased cost allocations to research and development. This was offset by an increase in inventory reserves of $209,000 to write off inventory related to slow moving products.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended September 30, 2004 decreased 7% to $1,016,000 from $1,098,000 for the same period in 2003. Total research and development expenses for the nine months ended September 30, 2004 decreased 16% to $3,208,000 from $3,811,000 for the same period in 2003. This decrease was due to a reduction in regulatory and clinical expenses for the first nine months of 2004 of $874,000, or 42%, when compared to the same period in 2003, which was attributable to the reduction of expenses following the finalization of Phase III clinical trials in 2003 and a decrease in expenses following the submission of the REVELATION® Tx PMA to the FDA. These reductions in research and development expenses were partially offset by an increase in our direct product development costs for the first nine months of 2004 of $271,000, or 16%, to $1,984,000 from $1,713,000 for the same period in 2003, due to expenses incurred in the development of the INTELLITEMP and products related to the Surgical Ablation System.

Clinical trials of our products and regulatory approval efforts have required substantial financial and management resources. We will be required to fund additional clinical trials to obtain U.S. FDA approval of REVELATION Tx and other products for which we plan to seek U.S. regulatory approval. These trials will be expensive and time-consuming. In addition, clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Due to the uncertainties associated with our ability to complete clinical trials, demonstrate product safety and effectiveness and obtain regulatory approval for our products, it is difficult for us to accurately predict the time or cost until completion of product development efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased $233,000, or 15%, to $1,370,000 from $1,603,000 for the same period in 2003.

Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $1,151,000, or 22%, to $4,145,000 from $5,296,000 for the same period in 2003. More specifically, selling expenses for the first nine months of 2004 decreased $617,000, or 43%, to $814,000 from $1,431,000 for the first nine months of 2003. This decrease is attributable to lower headcount after our June 2003 reduction in force and our decreased international sales presence as we continue to focus our resources on securing regulatory approval for the REVELATION® Tx in the United States. General and administrative expenses for the first nine months of 2004 also decreased by $376,000, or 11%, to $2,966,000 from $3,342,000 for the first nine months of 2003. The decrease in general and administrative expenses in this period is primarily a result of the direct and indirect expenses resulting from the reduction in force in June 2003 offset in part by increased costs associated with our status as a public company. Marketing expenses for the first nine months of 2004 also decreased $158,000, or 30%, to $365,000 from $523,000 for the same period in 2003 due to reduced promotional and marketing efforts while we focus our efforts in obtaining FDA approval for REVELATION® Tx.

Other Non-Cash Expense

Other non-cash expense for the nine months ended September 30, 2004 decreased to $33,000 from $904,000 for the same period in 2003. The non-cash expense of $33,000 for the nine months ended September 2004 related to the warrants issued in connection with our December 2003 private placement that were carried as liabilities, and represented the difference of the warrants’ valuation between their date of issuance and the date of registration of the shares underlying the warrants. The non-cash expense of $904,000 for the year-earlier period was due to the valuation of warrants issued in association with the closing of the August 2003 private placements that were also carried as liabilities for the difference in valuation between the dates of issuance and the registration of the shares underlying the warrants.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2.1 million as of September 30, 2004 and approximately $0.9 million as of November 12, 2004. Our management currently estimates our current cash balance will be sufficient to fund planned expenditures only for a very limited period of time, although the actual level of expenditures cannot be predicted with certainty. Management currently estimates that, assuming no change in our cash utilization rate from recent months, our existing cash balance would be exhausted before the end of December 2004, and possibly substantially before then. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that the terms and conditions of such financing will not be unfavorable to us, particularly in light of the FDA’s recent non-approvable letter with respect to REVELATION Tx. Any failure by us to obtain additional funding will have a material effect upon us and will likely result in our inability to continue as a going concern. If this occurs, you will likely lose your entire investment in our company.

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

Net cash used in operating activities for the first nine months of 2004 was approximately $7,112,000, compared to the net cash used of $10,156,000 for the first nine months of 2003. The decrease of $3,044,000, or 30%, in net cash used in operating activities is due to the overall decrease in operating expenses primarily resulting from the reduction in force implemented on June 30, 2003. Net cash provided by financing and investing activities for the first nine months of 2004 was approximately $2,747,000, compared to $13,067,000 for the first nine months of 2003. We received $3,117,000 upon exercise of warrants during the first quarter of 2004, and $13,187,000 from private placements of common stock in the first nine months of 2003.

Our future liquidity and capital requirements will depend upon numerous factors, including whether we succeed in raising adequate funding in the immediate term whether we are successful in consummating a strategic sale, distribution or licensing transaction for our surgical business, the scope and cost of new clinical trial activities that may be required by the FDA or other regulatory agencies, the progress of our clinical trials, the progress and cost of our product development efforts, actions relating to regulatory matters, the costs and timing of expansion of product development, the level of sales and marketing activities, manufacturing costs, the extent to which our products gain market acceptance, the outcome of legal proceedings, and competitive developments.

Factors Affecting Future Results

If we fail to raise additional capital in the immediate future, our business will fail.

We have very limited cash resources and need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our current cash balance will be exhausted before the end of the calendar 2004, and possibly substantially before then. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we succeed in closing a financing, its terms will probably place substantial restrictions on our ability to raise the further funding that we will need to continue our operations, and will likely include requirements that will impair our ability to operate our business and that will further dilute your investment in us, such as requirements that we issue warrants to our funding sources or give them anti-dilution protection in the event of a subsequent financing. We had negative cash flow from operations for the nine months ended September 30, 2004 of over $7.1 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products, such as the additional clinical trial activities that the FDA recently stated would be required with respect to our PMA for REVELATION Tx, or in other aspects of our business. Even if we raise capital in the near term, our future cash needs may, at a minimum; cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, debt or equity financing, if available, will likely involve restrictive covenants and other restrictions that will impair our ability to raise additional capital and operate our business. Our failure to raise capital when needed would likely cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future will likely include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue or register additional securities and anti-dilution protection giving those holders the right to receive additional shares of our common stock depending on the terms of our later financings. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

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

Our net losses were approximately $7.7 million for the nine months ended September 30, 2004 and approximately $13.2 million, $12.6 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of September 30, 2004, our accumulated deficit was approximately $111.4 million. Our limited sales history makes it difficult to assess our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock may be delisted from Nasdaq and may become subject to penny stock rules, which would make it more difficult for investors to sell their shares and may lead to financial penalties under certain of our agreements.

Currently, our common stock trades on the Nasdaq SmallCap Market. We cannot assure you that we will be able to maintain our listing on Nasdaq or any other established trading market. Among other things, Nasdaq has considerable discretion with respect to listing standards, which include qualitative criteria as well as quantitative criteria, such as minimum stock price and stockholders’ equity requirements, some of which we currently do not meet and which are out of our control.

Among other things, Nasdaq listing rules require a company to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million to remain listed on Nasdaq, except if it meets specified profitability requirements that we do not meet. Our stockholders’ equity was $2.4 million on September 30, 2004 and the market value of our listed securities is currently less than $35 million. We expect to continue to incur net losses, which will cause continued reductions in our stockholders’ equity. Accordingly, we are not in compliance with the listing requirements and our ability to comply with these listing requirements will depend on our ability to raise substantial additional equity capital or on our market capitalization increasing above $35 million, over which we have limited or no control.

In addition, Nasdaq’s rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4)(the “Rule”). In accordance with Marketplace Rule 4310 (c)(8)(D), we were provided 180 calendar days, or until November 8, 2004, to regain compliance. Although we had not regained compliance with the Rule by November 8, 2004, Nasdaq recently notified us that Nasdaq has granted us an additional 180 calendar days, or until May 5, 2005, to regain compliance. However, Nasdaq has filed a proposed rule change, which would impact our ability to remain listed beyond May 5, 2005 if we have not regained compliance by that date (see SEC Release No. 34-50541, available at www.sec.gov). Further, the 180 day period relates exclusively to the bid price deficiency. We may be delisted during the 180 day period for failure to maintain compliance with any other listing requirements for which we are currently on notice or which occurs during the 180 day period. If we do not regain compliance with the Rule, Nasdaq will provide written notification that our securities will be delisted.

We have faced possible delisting from Nasdaq in the past and even if we comply with the requirements for the minimum bid price of our common stock by May 5, 2005 as stated in Nasdaq’s recent letter to us and regain compliance with Nasdaq’s other quantitative requirements, we may receive additional notices of potential delisting in the future. For example, the NASD advised us that beginning on April 9, 2001, our common stock would no longer be listed on the Nasdaq SmallCap Market. We appealed the NASD’s decision and met the continued listing requirements in June 2001. In addition, due to our stock trading below $1.00 per share over various prior periods, we have received other notices from the NASD that our stock could be delisted if its closing bid price did not close at $1.00 per share or more over specified periods. For example, we received notices of this kind on October 28, 2002, July 22, 2003 and May 10, 2004.

We cannot assure you that we will be able to maintain our listing on the Nasdaq SmallCap Market. Delisting would have material and adverse effects on our business and the value of your investment. If our common stock were to be delisted from the Nasdaq SmallCap Market, our common stock would be considered a penny stock under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. Delisting could also make it difficult or impossible for us to raise additional capital, which would likely cause us to cease operations.

In addition, the purchase agreements signed in connection with our December 31, 2002 and January 22, 2003 private placements provide that if at any time during the two year period beginning on their respective closing dates, our common stock is delisted from the NASDAQ National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the NASDAQ National SmallCap Market. We may also incur other substantial liabilities under the terms of other financings if our common stock is delisted.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

In order to continue operations, we will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our common stock or securities convertible into or exercisable for our common stock.

If we sell additional shares of our common stock or warrants, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and if we close future private placements they will likely involve the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

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

Although we received 510(k) clearance for the use of our Surgical Ablation System to ablate cardiac tissue, none of our ablation products for electrophysiology has received regulatory approval in the United States. Our failure to receive these approvals will harm our business.

To date, although we received 510(k) clearance for the use of the Surgical Ablation System to ablate cardiac tissue; none of our electrophysiology products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. Our Surgical Ablation System has received 510(k) clearance only for ablating cardiac tissue and not for any other purpose or any specified treatment. If we cannot gain U.S. regulatory approvals our business will be materially harmed and we may be unable to secure the funding needed to continue operations. Even if our ablation products are successfully developed and we obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA application in 2001. On September 20, 2002, we submitted our PMA application to the FDA with data on more than 80 patients treated with our REVELATION Tx microcatheter system and on November 5, 2002, we announced that the FDA had accepted our filing. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provided new analysis, including data from an expanded patient base, to the FDA.

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

We have entered into several agreements with parties to act as our financial advisors, finders or agents in connection with actual and proposed equity financings, including agreements entered into in April 2001 and on July 15, 2002, November 13, 2002, December 9, 2002, December 28, 2002 (with another agreement signed with the same party in January 2003), March 11, 2003, July 15, 2003, July 18, 2003, August 2003 (oral agreement), November 2003, September 2004 and October 2004. These agreements have provided that we will pay cash fees, generally expressed as 6% to 8% of the funds raised, and issue warrants to purchase specified numbers of shares of our common stock, generally not exceeding 10% of the number of shares sold, to these parties in connection with our financings. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2004.

In connection with our prior financings, some of these advisors, finders and agents have alleged that they are owed additional cash and warrant compensation to which we have felt they were not entitled, and which would be in addition to fees and warrants paid to other advisors with respect to the same investors. Our financial advisors, finders and agents may assert similar claims in the future.

For example, the advisor that assisted us with a 2001 private placement, which we refer to as the 2001 Advisor, communicated to us in 2002 that it believes that it is entitled to cash fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor’s interpretation of its letter agreement with us. In August 2002, we sent the 2001 Advisor a termination letter relating to its 2001 agreement. If the 2001 Advisor prevails on its claims in connection with the August 2002 private placement, we would be required to pay this advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of common stock, and issue to the advisor warrants to purchase up to 698,287 shares of common stock (and if all of the warrants issued to the investors in that private placement are exercised, an additional $133,549 in cash. We also received letters from this advisor in early 2003 asserting that it is also owed approximately $300,000 plus warrants to purchase approximately 533,332 shares of our common stock at an exercise price of $0.8245 per share, arising in connection with private placements we consummated in December 2002 and January 2003. Any additional payments made to this advisor would be in addition to fees and warrants paid to another advisor and finder There can be no guarantee that the 2001 Advisor will not claim additional fees or warrants in connection with our financings closed after January 2003 or in connection with any future financing.

In addition, by letters dated September 19, 2003 and January 29, 2004, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $82,500 and warrants to purchase “Units” comprising 207,698 shares of our common stock and warrants to purchase 62,309 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with three enumerated purchasers’ investments in our August 2003 private placement. This advisor has also stated its belief that we would have additional obligations to the advisor in the event that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its agreement. In the advisor’s letter dated January 29, 2004 submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merits of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

Due to the existence of these various letter agreements, we may be obligated to pay cash fees and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in our company. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors’ entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future. These disputes will tend to divert management’s time and attention from running our business and may cause us to incur material costs and expenses.

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

Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a strategic transaction for this system. We cannot assure you that we will be able to enter into such an agreement on a timely basis or at all, that any distributor or licensee will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

Our microcatheter systems represent novel approaches to diagnosing and treating atrial fibrillation and ventricular tachycardia and our surgical abalation system represents a novel approach to ablating cardiac tissue during surgery. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

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

Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include C.R. Bard, Inc., Medtronic, Inc., Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, Johnson & Johnson, through its Biosense-Webster division and St. Jude Medical, Inc., through its Daig division. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of atrial fibrillation and ventricular tachycardia, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors, particularly because of our financial position. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

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

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We have received claims of this type in the past and may receive additional claims in the future. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. Although we currently have general liability and product liability insurance coverage, this coverage is subject to per-occurrence and annual limitations, as well as substantial deductibles. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our microcatheter products for single-use only, we are aware that some physicians are re-using such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe that physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key personnel.

Our ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area. We cannot be certain that we can retain such personnel or that, if we are able to raise additional capital in amounts sufficient to maintain and expand our operations, we will be able to attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CARDIMA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2004	CARDIMA, INC.

/s/ Gabriel B. Vegh
GABRIEL B. VEGH
Chairman, Chief Executive Officer and Director

/s/ Barry D. Michaels
BARRY D. MICHAELS
Interim Chief Financial Officer and Secretary