Form 10-K
period 2004-12-31
CARDIMA INC
filed 2005-03-31
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes    ☐  No    ☒

As of June 30, 2004, the last day of the Registrant’s most recently completed second fiscal quarter, there were 84,275,268 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq SmallCap Market on June 30, 2004) was $43,823,139. Shares of Registrant’s Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding shares of the Registrant’s Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, there were 101,437,889 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with our 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements incorporated by reference or contained in this report discuss our future expectations, estimates, plans, goals, objectives and assumptions about future events or performance, contain projections of our results of operations or financial condition, and include other “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words or other comparable terminology:

• “will likely result,”	• “estimate,”	• “intends,”

• “are expected to,”	• “believe,”	• “plans,”

• “will continue,”	• “predict,”	• “projection,” and

• “is anticipated,”	• “potential,”	• “outlook.”

You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ significantly and materially from those expressed in or implied by our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

•	our ability to obtain the additional financing that we must secure promptly in order to continue our operations,

•	clinical trial results,

•	obtaining and maintaining regulatory approval, particularly given the non-approvable letter that we received from the FDA with respect to REVELATION Tx in 2004,

•	our ability to maintain the listing of our common stock on the Nasdaq SmallCap Market or any other established trading market,

•	market acceptance of and continuing demand for our products,

•	the attainment of patent protection for any of these products,

•	the extent to which we are subject to claims or litigation,

•	the impact of competitive products, pricing and reimbursement policies, and

•	changing market conditions and other risks detailed below.

You should read and interpret any forward-looking statements together with the following:

•	the risk factors contained in this report under the caption “Factors Affecting Future Results,”

•	our Quarterly Reports on Form 10-Q and 10-Q/A, and

•	our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, unless required by law.

PART I

Item 1.    BUSINESS

Overview

We are focused on the diagnosis and treatment of cardiac arrhythmias. Arrhythmias are abnormal electrical heart rhythms that cause fast and/or otherwise irregular heartbeats, which can potentially be fatal. Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias: atrial fibrillation (AF) and ventricular tachycardia (VT); however, our current efforts are focused on products for the diagnosis and treatment of AF. We develop, manufacture and market those products for two distinct market segments, electrophysiology (EP) and cardiac surgery.

The principal clinical goal in the treatment of atrial fibrillation is effective creation of thin linear lesions mimicking those scar lesions created by Dr. Jim Cox in his ground-breaking, open surgical maze procedure for the curative treatment of AF. Dr. Cox demonstrated that if an anatomically placed scar lesion pattern were created in the heart walls of the atrium, these scar lesions could interrupt the arrhythmia patterns of electrical activity and keep the heart in normal sinus rhythm, or normal heart beat. Cardima’s technology is designed to create this scar lesion pattern by ablating, or killing, cells with heat energy, using a linear catheter technology in conjunction with radio frequency (RF) energy which can be used by both electrophysiologists and surgeons.

Our EP system utilizes the INTELLITEMP, a RF energy management device, and several microcatheters that are designed to offer the following perceived advantages over existing, competitive catheters:

•	Our therapeutic microcatheters for treating atrial fibrillation, including the REVELATION Tx, REVELATION Helix and the REVELATION T-Flex, are capable of both diagnostic and ablation activities. This means that a clinician can use one device to both locate and determine the arrhythmia patterns, and then create lines of scar lesions, or blocking lines, to disrupt the arrhythmia causing signals. We believe the dual functions of our microcatheter systems may decrease procedure times and improve treatment of atrial fibrillation.

•	Our microcatheters are smaller in diameter than other standard electrophysiology catheters, which allows the medical practitioner to minimize tissue damage.

•	Our microcatheters use radio frequency as our energy source, which is time-tested and proven in the clinical setting.

•	Our microcatheters incorporate a variable stiffness technology, using a central core guidewire which allows the catheters to conform to the surface of the heart’s atrial wall. This unique and patented capability also allows us to place a single, continuous lesion with one application of energy. Other technologies require a catheter to be moved from point-to-point in order to create a similar effect.

•	Our diagnostic and therapeutic microcatheters have flexible, coiled electrodes arranged in a linear fashion. This design permits doctors to create long, thin, continuous lesions, or lines of block, using RF energy mimicking the surgical “maze” procedure in most anatomical locations of the atrium.

•	Our ablation microcatheters are designed with temperature-sensing bands between each electrode to allow direct contact of the temperature bands with the atrial tissue. Thermocouples measure temperature which is important to ensure scar lesion development. Tissue forms scars at 50° C, and tissue temperature monitoring is critical to create lesions successfully.

•	All of our microcatheters for use in the EP and surgical markets are disposable, single-use products that can be adapted to, and used with, virtually all existing signal display systems. Doctors can therefore generally use our products without making additional capital equipment expenditures.

Our Surgical Ablation System utilizes a microcatheter-based surgical probe coupled to the INTELLITEMP, a RF energy management device. On January 29, 2003, we were notified that the U.S. Food and Drug

Administration, or FDA, had granted us 510(k) clearance to commercialize the Cardima Surgical Ablation System to ablate cardiac tissue during cardiac surgery using radio frequency energy. 510(k) clearance is received when a product has been found by the FDA to be substantially equivalent to other similar and legally marketed devices and receives clearance for commercial distribution. This system connects the Cardima Surgical Ablation Probe, with deflectable multi-electrode linear array microcatheter technology, to a commercially available electro-surgical radio frequency generator, and, the INTELLITEMP, a RF energy management device. Our system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously, a feature which allows the medical doctor to control the specific placement and length of the lesion. We also believe this capability will reduce the time required to perform the ablation procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat atrial fibrillation as an adjunct procedure to surgical valve replacement. Early results have been promising. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking to sell or engage in another strategic transaction with respect to this system.

On the EP side of our business, our current primary focus is to obtain FDA approval of our REVELATION Tx linear ablation microcatheter system to treat AF within the right atrium of the heart. On November 5, 2002, our Pre-Market Approval (PMA) application was accepted by the FDA and we were granted expedited review status. On May 29, 2003, the Circulatory System Devices Panel recommended that the FDA not approve our PMA application for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device; however, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly re-examine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which reiterated the recommendation of the Panel and stated that the FDA concurred with the panel recommendation. On January 20, 2004 we submitted a PMA application amendment to the FDA, which we believed was responsive to the suggestions provided by the panel. However, on May 28, 2004, we received a “not approvable” letter from the FDA dated May 21, 2004 stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

As of March 30, 2005, we had cash and cash equivalents of approximately $1.7 million. Our management believes that our cash balances as of that date will be sufficient to fund planned expenditures only for a very limited period of time, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the immediate future, we cannot assure you that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms which substantially restrict our ability to raise the further funding that we will need to continue our operations. For example, we are contractually prohibited from issuing common stock or securities convertible into or exercisable for common stock before April 12, 2005 (or longer, if trading in our common stock is suspended on Nasdaq or use of our related prospectus is suspended before that date), and if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually obligated to issue additional common stock to certain investors in our

November 2004 financing. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent auditors have concluded that there is doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report on our 2004 financial statements in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Heart and Arrhythmic Disorders

The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers: the two upper chambers, or atria, and the two lower chambers, or ventricles. The heart consists of two pumps working side by side, each with its own atrium and ventricle. The pump on the right side collects venous blood being returned from the body and sends it to the lungs for oxygenation. The pump on the left side receives the oxygenated blood from the lungs and pumps it back out throughout the body. The process is repeated, on average, 72 times per minute.

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

The heart’s pumping action is controlled by its electrical conduction system within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and very organized way. These specialized conduction cells are placed throughout the walls of the four chambers of the heart. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heartbeat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial node.

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

Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the His Bundle, a thin bundle of specialized cardiac muscle which conducts the electrical signals from the right atrium to the ventricles, and is distributed widely throughout both ventricles via the Purkinje Fibers, modified cardiac muscle fibers which conduct the electrical signals passed through the His Bundle to the whole of the left and right ventricles, delivering the electrical signal to both ventricles at the same time and causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body, they are surrounded by a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is constantly delivered throughout the body. This “normal” heart rate is called “normal sinus rhythm.”

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

According to the American Heart Association’s Heart Disease and Stroke Statistics—2004 Update, atrial fibrillation affects more than 2.2 million people in the United States. The AHA statistics update also estimates that atrial fibrillation is responsible for over 100,000 strokes each year in the United States. AF is an independent risk factor for stroke, increasing the risk five-fold. According to the Framingham Heart Study reported in Circulation magazine, the lifetime risk for the development of AF in men and women 40 years of age and older is 25%.

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

The only curative therapy for atrial fibrillation used today is an open-heart operation commonly known as the surgical “maze” procedure. In the maze procedure, concomitant with another heart procedure such as valve replacement or coronary artery bypass surgery, a surgeon makes a series of cuts in a specific “maze-like” formation through the wall of the atrium with a scalpel and then sutures these cuts back together. The scars that result from the healed cuts re-direct and contain the chaotic electrical impulses and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive and is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to atrial fibrillation patients who also have some other surgical need, it is generally considered highly effective in controlling atrial fibrillation.

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

According to the American Heart Association’s Heart Disease and Stroke Statistics—2004 Update, few deaths are statistically listed as being directly caused by ventricular tachycardia. However, it is estimated that most of the approximately 340,000 sudden cardiac deaths per year from coronary artery disease may be attributed to ventricular fibrillation.

Limitations of Current Catheter-Based Diagnosis and Therapy

The demonstrated medical benefits and cost efficiency of minimally invasive procedures have encouraged electrophysiologists to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of atrial fibrillation, electrophysiologists have experimented with a treatment technique, often referred to as the “drag and burn procedure,” in which conventional radio frequency tip ablation catheters are dragged across the inside surface of an atrium to attempt to create a linear lesion. Electrophysiologists have also experimented with the “dot to dot” procedure, whereby the doctor attempts to make a line by connecting a series of dot burns in the atria. Creating continuous, linear, transmural lesions to isolate portions of the atria using either of these methods with standard tip catheters has proven time consuming and difficult.

We believe that the disadvantages of existing catheter-based approaches to treat atrial fibrillation are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are larger and stiffer than our products and have a single electrode at the end of the catheter designed to create an ablation at the tip only. This single electrode catheter approach makes creating a solid or continuous line of scar lesion very difficult.

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

Our Microcatheter System Solution

We believe our microcatheter-based systems have the potential to offer the effectiveness of the open-heart surgical cure for atrial fibrillation (the “maze” procedure) but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. The principal clinical goals in the diagnosis and treatment of atrial fibrillation are effective mapping and safely creating appropriate lesions. To achieve those goals the electrophysiologist or surgeon must be able to use easy-to-perform techniques to access areas of the heart that are currently inaccessible. In our quest to achieve those goals we have designed microcatheter systems that we believe provide more extensive and safe access to the arrhythmia-causing tissue. We also believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. A microcatheter that both maps and ablates may decrease procedure time, improve treatment outcomes and enhance the overall safety of the procedure. Our completed Phase III clinical trial to treat atrial fibrillation with the REVELATION Tx involved three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. All of our microcatheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

•	Minimally invasive approach. Our microcatheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other systems from reaching some small vessels that our microcatheters can reach. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the procedures currently in use.

•	Single microcatheter that can both map and ablate. We initially developed microcatheters for diagnosing arrhythmias. Our primary focus today is the development of therapeutic microcatheters, which we call the REVELATION family of microcatheters, capable of both mapping and ablating. Because our microcatheter systems can both map and ablate, we believe that they will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

•	Enhanced access to the vasculature of the heart. Our microcatheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our microcatheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

•	Less tissue damage at safer power setting. Because our REVELATION series ablation catheters are smaller, we create thinner lesion lines while maintaining the same depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in and around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins which restricts the flow of re-oxygenated blood returning to the heart from the lungs) after conventional ablation therapy is an issue. The REVELATION series of ablation catheters creates thinner lines. Our catheters also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. While conventional catheters require at least 30 watts to ablate, our products can ablate at power settings as low as 5 watts. We believe that lower power means being effective while preserving more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

•	Compatible with existing capital equipment. Our microcatheter systems are designed to be compatible with leading electrophysiology signal display systems and radio frequency generators currently in use by electrophysiology departments. This eliminates the need for new investment in additional capital equipment. As a result of the compatibility between our microcatheter systems and the equipment used by most electrophysiology labs, we believe our microcathers will be most effective for these labs.

•	Reduced procedure and radiation exposure times. We believe that the dual functionality of our microcatheter systems will reduce procedure times and enhance safety. Since the electrophysiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Curative Treatment for Atrial Fibrillation

Our REVELATION, REVELATION Tx and REVELATION T-Flex microcatheter systems are designed to diagnose and treat atrial fibrillation in the right atria by creating long, thin, continuous, linear, transmural lesions. Our REVELATION Helix microcatheter system is designed to diagnose and treat atrial fibrillation that originates from the pulmonary veins, located in the left atria. The REVELATION Helix can both diagnose and treat focal, or localized, atrial fibrillation. The REVELATION Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain atrial fibrillation causing signals. The REVELATION Helix received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in December 2001 to treat atrial fibrillation originating in the pulmonary veins.

Our REVELATION Tx Phase III clinical trial data was submitted to the FDA on September 30, 2002 in the United States to treat atrial fibrillation. On January 20, 2004, we filed an amendment to that original PMA application in response to suggestions and comments made by the Circulatory System Devices Panel following our May 29, 2003 meeting with the panel. On May 21, 2004, we received a “not approvable” letter from the FDA stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

We believe our microcatheter systems will result in an improvement in atrial function and a reduction in the risk of blood clotting, reducing or possibly eliminating the need for chronic anticoagulant therapy. Our microcatheter systems typically deliver less radio frequency energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. Our microcatheter systems also incorporate temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue. This direct contact between the temperature sensing bands and the atrial tissue is designed to give a more accurate temperature reading during ablation. Temperature sensing is extremely important when treating tissue in the left atria. The delivery of radio frequency energy creates scar tissue and has the potential to coagulate blood. Blood clots are extremely dangerous on the left side of the heart because these clots can flow through the arterial system to the brain and cause a stroke. Competitive systems use temperature sensors positioned under their electrodes that are not in direct contact with the tissue. Given concerns about creating clots or coagulum during an ablation procedure, we believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for atrial fibrillation, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER, PATHFINDER mini and TRACERdiagnostic microcatheter systems for mapping ventricular tachycardia are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the ventricular tachycardia foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to ventricular tachycardia ablation should permit our microcatheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER, PATHFINDER mini, TRACER and THERASTREAM which was formerly under development. In January 2001, we decided to focus our efforts on our atrial fibrillation program and postpone our work on the therapeutic ventricular tachycardia program.

Our Business Strategy

Our objective is to be a leading developer of innovative products that provide safer and more effective diagnosis and treatment of atrial fibrillation. Our primary goal is to commercialize all of our REVELATION series of ablation products for the treatment of AF in the electrophysiology market.

Our Surgical Ablation System, a microcatheter-based surgical probe coupled to the INTELLITEMP, a RF energy management device, received 510(k) clearance for use in the United States in January 2003. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction involving this system. We have retained a financial advisory firm to assist us in this effort.

With respect to the electrophysiology market, we are focusing our development efforts on obtaining regulatory approval in the United States for REVELATION Tx microcatheter to treat atrial fibrillation. If we are able to obtain the additional funding that we need to continue our operations, and if REVELATION Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION T-Flex and the INTELLITEMP for mapping and treating atrial fibrillation originating in the pulmonary veins of the heart. Our strategy incorporates the following key elements:

•	Seek funding necessary to continue operations. Due to our very limited cash resources, we plan to continue to seek additional funding, including through the potential sale or other strategic transaction involving our Surgical Ablation System, in order to attempt to continue operations.

•	Develop microcatheter technology to address unmet clinical needs for both mapping and ablation. We are developing microcatheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for atrial fibrillation. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutic, including guiding catheters and fixed-systems, in order to optimize the physician’s ability to access the areas of interest in the heart easily and safely. Additionally, we believe our REVELATION family of ablation microcatheters will be used to create long, continuous linear lesions designed to replicate the “maze” surgical procedure. The maze procedure, while expensive and highly invasive, has a high rate of success.

•	Provide microcatheter systems that lower the cost of treating electrophysiological disorders. Our microcatheter systems are designed to reduce the average time required for atrial fibrillation and the diagnostic and therapeutic procedures for ventricular tachycardia. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of atrial fibrillation or ventricular tachycardia treatments. The shorter procedure time that we believe will result from the use of our microcatheter systems should enable physicians to perform a greater number of atrial fibrillation or ventricular tachycardia procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for atrial fibrillation and ventricular tachycardia procedures using our microcatheter systems. We believe that our microcatheter systems will appeal to patients and third-party payors seeking a cost-effective solution to the diagnosis and treatment of atrial fibrillation and ventricular tachycardia.

•	Accelerate acceptance and adoption of our microcatheter systems by leading electrophysiologists. We have formed relationships with leading medical centers in the United States, Europe and Japan to perform clinical trials of our microcatheter systems for the diagnosis and treatment of atrial fibrillation. We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is an important step in the overall market acceptance of our microcatheter systems. We intend to continue to work with leading physicians and medical centers to demonstrate the safety and effectiveness of our microcatheter systems in treating AF. We hope this will allow us to establish broad market acceptance of our products. In addition, we intend to accelerate physician education regarding our microcatheter systems through additional training with our clinical investigators and peer-reviewed publications concerning the clinical trials of our microcatheter systems.

•	Increase sales by further penetrating international markets. We intend to selectively increase international sales, especially in Europe, by leveraging our current network of international distributors to further penetrate international markets. We are cautiously optimistic that our INTELLITEMP energy management device, which was granted CE Mark in January 2004, will stimulate interest in our microcatheter systems by offering the opportunity to substantially reduce procedure times for the treatment of AF. We received and maintain ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as CE Mark approval to market a number of our microcatheter products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER microcatheter system for mapping ventricular tachycardia and have received regulatory approval in the United States, Europe, Japan and Australia for our REVELATION microcatheter system for mapping atrial fibrillation. We received CE Mark approval to market the REVELATION, REVELATION Tx, REVELALTION T-Flex and REVELATION Helix ablation microcatheter systems to treat atrial fibrillation in the European Union in August 1998, December 1998, June 2000 and December 2001, respectively.

Products

We are currently focused on developing microcatheter systems for the diagnosis and treatment of atrial fibrillation. These systems are designed to access both the right and left atria. Our microcatheter systems are designed to be used both endocardially and epicardially on the atria, to diagnose and ablate atrial fibrillation through the creation of long, thin, continuous, linear, curvilinear and/or circumferential lesions. The series of electrodes at the distal end of each microcatheter, depending on the particular product, may both receive electrical signals for mapping, and, emit radio frequency energy for ablation. In addition, these microcatheter systems are smaller in diameter and are designed to be more flexible than other existing electrophysiology catheters, providing thinner, continuous linear lesions, and therefore cause less destruction of tissue. Our microcatheters are single use, disposable products. We are designing our products to be used with existing electrophysiology recording systems and radio frequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these microcatheter systems.

The following table describes our products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION®	Eight-electrode microcatheter designed to map in both right and left atria.	Mapping	510(k)(2) clearance obtained.	Approved in the European Economic Area (CE Mark) (3) and Canada.

	Can also be used for linear ablation in approved markets.	Ablation	N/A	Approved in the European Economic Area (CE Mark) for ablation.

REVELATION® Tx	Guidewire based eight-electrode microcatheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	Phase III IDE(4) clinical trial conducted from August 2000 to present; PMA(5) Application filed September 2002; Non-approval status determined May 29, 2003, application resubmitted January 20, 2004. Non-approval letter received from FDA May 28, 2004.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® T-Flex	Deflectable and steerable eight-electrode microcatheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Supplemental PMA submission to FDA planned if REVELATION® TX is approved.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® Helix	Helical shaped guide-wire eight-electrode microcatheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.	Mapping and Ablation	On hold pending Revelation TX approval.	Approved in the European Economic Area (CE Mark) and Canada. European clinical trial complete.

REVELATION® Helix STX	Helica shaped guide-wire 16—electrode microcatheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.	Pacing Mapping and Ablation	On hold pending Revelation TX approval.	Approved in European Economic Area (CE Mark)

NavAblator™	Deflectable and steerable ablation microcatheter system with a temperature sensor designed to map and create transmural spot lesions in the right atrium	Mapping and Ablation	Incorporated into U.S.-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	No submission currently planned.

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)

INTELLITEMP Multichannel RF Controller	Multichannel RF controller that allows controlled, simultaneous delivery of RF energy across multiple electrodes with individual temperature feedback.	Accessory to catheter ablation system	Cleared under 510(k) for use in surgical ablation of cardiac tissue. To be added through PMA supplement as device accessory to REVELATION® TX microcatheter system.	Approval in European Economic Area (CE Mark); approval covers both endocardial and surgical use.

CARDIMA® Ablation System	Eight-electrode, eight adjacent thermocouple surgical probe plus an RF energy management device which channels RF energy simultaneously through any combination of electrodes	Ablation of cardiac tissue	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) and Canada.

Diagnostic Products
PATHFINDER™	Guide-wire based multi-electrode microcatheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada and Japan

PATHFINDER™ mini	Smallest Cardima PATHFINDER microcatheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan and Canada.

TRACER®	Over-the-wire multi-electrode microcatheter system designed to be used in the veins of the heart wall over a guidewire.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Japan.

THERASTREAM™	Over-the-wire multi-electrode microcatheter system designed for mapping and ablation from within the veins of the heart wall.	Ablation	U.S. IDE(4) approved for feasibility trial. Clinical trial on hold.	No trial currently planned in the European Economic Area.

Support Products
VENAPORT	Guiding catheters to access coronary sinus with a family of curve shapes and lengths. Designed to deliver Cardima microcatheters.	Venous access	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada, Japan and Australia.

VUEPORT	Balloon-tipped coronary sinus guiding catheter designed to facilitate delivery of electrophysiology catheters, for injection of contrast material to facilitate and provide occlusive venography.	Venous access, delivery of Electro-Physiology, or “EP Catheters,” venography	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

Support Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)

NAVIPORT	Deflectable guiding catheter designed to facilitate delivery of EP catheters.	EP catheter delivery and support	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Canada and Australia.

Accessories
EP SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing and electrophysiology recording.	510(k) clearance obtained.	Approved in European Economic Area (CE Mark), Canada, Japan and Australia.

TX SELECT	Switch box designed to interface with existing electrophysiology lab equipment and multi-electrode catheters.	Connectivity for pacing, electrophysiology recording and radio frequency ablation.	Incorporated into U.S.-PMA(5) application for REVELATION® Tx as part of the mapping and ablation system.	Approved in European Economic Area (CE Mark) and Canada.

(1)	The regulatory status of our microcatheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of microcatheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-K.

(2)	510(k) clearance is granted when a product has been found by the Food and Drug Administration to be substantially equivalent to other similar and legally marketed devices and receives clearance for commercial distribution. A 510(k) product usually requires less time to receive FDA approval to market than a Class III PMA device.

(3)	CE Mark means that a medical device is in substantial compliance with provisions set forth under the jurisdiction of the Medical Device Directive 93/42/EC and national derivatives in any European Member State. The affixed CE Mark allows commercial distribution throughout the European Economic Area.

(4)	IDE is an Investigational Device Exemption issued by the U.S. Food and Drug Administration to study the safety and effectiveness of an unapproved investigational device in humans. Approval to begin an IDE study is issued if the U.S. Food and Drug Administration believes the device potentially offers benefits for public health that outweigh the identified risk(s).

(5)	Pre-market Approval (PMA) is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request clearance to market, or to continue marketing, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s).

Products Designed for Mapping and Ablating

Our REVELATION® family of microcatheters can access the atria of the heart in a minimally invasive procedure. They are designed to effectively map and ablate the cardiac tissue creating (1) long, thin, continuous, linear lesions in the right or left atria and (2) focal or circumferential lesions in and around the pulmonary veins located in the left atria.

REVELATION® for Mapping.    The REVELATION® microcatheter system is designed to facilitate mapping of the atria. The REVELATION® is a thin, flexible, eight-electrode microcatheter. The

REVELATION® microcatheter system is a 3 French diameter microcatheter that incorporates variable stiffness technology to permit access to any area of the atria and has eight coil electrodes for added flexibility to enhance contact and conformance to atrial tissue. This microcatheter system is being marketed for mapping atrial fibrillation in the United States, Europe and Japan. The REVELATION® is also approved for treatment of atrial fibrillation in the European Union.

Mapping prior to ablation may be useful to identify different etiologies of the arrhythmia, each of which could require slightly different ablation procedures. For example, some electrophysiologists believe most atrial fibrillation patients will need to be mapped and ablated in both the left and right atria, while others believe each side individually and separately needs intervention. During the ‘Maze’ procedure, the surgeon does not map the atria, rather a set of predetermined cuts are made in anatomical areas of the atria. We believe that our products will have clinical utility in determining both where to ablate, and, in ablating in either the right or the left atria.

REVELATION Tx for Ablation.    The REVELATION Tx is a 3.7 French thin, flexible, eight-electrode microcatheter that incorporates variable stiffness technology to permit access to any area of the heart and has coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The REVELATION Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electrophysiologist will be able to use the REVELATION Tx microcatheter system to create long, thin, continuous, linear, lesions in the right atria thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Tx may have the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

The REVELATION Tx microcatheter is designed with narrow coiled electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings may improve the safety of the procedure. The REVELATION Tx microcatheter system was designed to be used with virtually all cardiac electrophysiology radio frequency generators and electrophysiology mapping systems.

The REVELATION Tx microcatheter has been tested in clinical trials in the European Union and the U.S. The Phase III portion of the United States clinical study, updated as of December 2003, treated and followed 98 patients, a sufficient number to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our Pre-Market Approval (PMA) application. On September 30, 2002, we submitted our PMA application to the FDA and on November 5, 2002, our PMA application was accepted and we were granted expedited review status. On March 6, 2003, we were notified by the FDA that we would meet with the Circulatory Systems Device panel on May 29, 2003. After the May 29 meeting, the application was deemed not approvable by FDA. Recruitment in the clinical trial continued, and on January 20, 2004 a PMA application amendment was filed with the FDA. This amendment summarized the experience a total of 93 Phase III patients who underwent ablation and 88 who reached six months of follow-up. On May 28, 2004, we received a “not approvable” letter dated May 21, 2004 from the FDA stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of

REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. Approval from the FDA of our PMA application will be required before the Cardima REVELATION Tx can be marketed in the United States to treat atrial fibrillation. See “Government Regulation”. The REVELATION Tx does have CE Mark approval in the European Economic Area and conditional approval for sale in Canada.

REVELATION T-Flex for Ablation.    The REVELATION T-Flex has the same operational characteristics as the REVELATION Tx, but is slightly larger in diameter (5.0 French) and is deflectable/steerable. The addition of the ability to deflect makes the REVELATION T-Flex more maneuverable, to enable formation of curvilinear lesions and potentially easier to position in the atrial anatomy. This product has CE Mark approval in the European Economic Area and in Canada.

We plan to submit a supplemental PMA application to the FDA for the REVELATION T-Flex if the PMA application for REVELATION Tx receives FDA approval. We also plan to approach the FDA about a left atrial study using both the INTELLITEMP and the REVELATION T-Flex for the creation of continuous linear lesions.

REVELATION Helix for ablation.    The REVELATION Helix is a thin, flexible, eight-electrode microcatheter with a helical-shaped distal tip. The REVELATION Helix microcatheter system is a 4.0 to 5.0 French diameter microcatheter that incorporates variable stiffness, “memory metal” guidewire technology and permits access to the pulmonary vein areas of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight or sixteen electrodes (depending on catheter type) are closely grouped and can be used to create a continuous lesion in cardiac tissue, such as the atrial wall.

Like the REVELATION Tx, the REVELATION Helix microcatheter is designed with narrow-coiled electrodes that are able to deliver ablation energy to atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum and pulmonary vein stenosis. Lower power settings may equate to less potential for creation of this coagulum and may also equate to less clotting or stroke potential. We have designed our REVELATION Helix microcatheter system to be used with leading cardiac electrophysiology radio frequency generators and electrophysiology mapping computer systems.

We believe that electrophysiologists will be able to use the REVELATION Helix microcatheter system to create thin, linear or curvilinear, lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” or “dot-to-dot” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

On December 10, 2001, we received approval to market the REVELATION Helix in Europe under the CE Mark. A multi-center, 43-patient clinical investigation of the REVELATION Helix began with the first patient treated on August 9, 2001. As of June 6, 2002, all 43 patients had been treated and by December 31, 2002, all 43 patients had achieved their six-month assessment. The clinical data from this investigation may be used to support a U.S. application for an Investigational Device Exemption (IDE) and to provide clinical data to support sales and marketing of the device in Europe. No complications, specifically pulmonary vein stenosis, associated with the device have been reported by the initial 43 patients.

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

We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER microcatheter for mapping ventricular tachycardia. We sell our PATHFINDER for ventricular tachycardia mapping in the United States whereas in Europe it is sold through one direct sales representative and a network of distributors. Our products are sold in Japan through our independent distributor.

We have postponed further development on the THERASTREAM ventricular tachycardia program until such time that we have the appropriate funding. We expect to continue development of the ventricular tachycardia program if we raise sufficient funds to continue operations and obtain FDA approval for, and successfully commercialize, our REVELATION Tx microcatheter.

Research and New Product Development

We believe that, assuming we obtain the funding necessary to continue operations, our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our New Product Development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. While the primary responsibility of the department is to develop new products and transfer them to manufacturing, the department also performs applied research to improve device performance during the earlier stages of product development. The Surgical Ablation System received 510(k) clearance from the FDA in 2003. We have initiated a research and development program in the minimally invasive surgery area, with the Surgical Ablation System as our predicate device, with the goal of developing a viable product that will be manufactured and commercialized in 2005. We are also initiating preclinical programs in support of planned U.S. clinical trials employing the REVELATION T-Flex deflectable linear ablation catheter with the INTELLITEMP EP energy management device. This ablation system permits simultaneous ablation through multiple electrodes, thereby selectively creating linear and curvilinear lesions in the atrial chambers of the heart. In addition, we are developing ancillary devices that support our therapeutic devices by improving access and visualization of our devices within the atrial chambers, using not only fluoroscopic but also ultrasonic imaging modalities. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a strategic transaction for this system.

Research and development expenses for the years ended December 31, 2004, 2003 and 2002, were $3.9 million, $5.0 million and $4.5 million, respectively.

Marketing and Distribution

We have one direct sales representative responsible for U.S. sales of our products which have received 510(k) clearance, and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electrophysiologists practicing domestically.

Our European sales presence includes one sales manager and distribution through third party distributors in key target markets. These on-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, and in Central and Eastern Europe. We believe there are about 400 hospitals that perform electrophysiology procedures and approximately 600 board certified electrophysiologists located outside of the U.S. We have, for the time being, suspended distribution in China but have otherwise maintained our Asian sales channels. We will be required to expend additional resources to operate this remote sales force effectively.

Paramedic Co., LTD. accounted for 36.2%, 37.5%, and 32.8% of our total net product sales in 2004, 2003 and 2002, respectively.

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

Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. We conduct supplier quality audits and have established a supplier qualification program. Several of the components and equipment, such as laminate tubing, connector components and hydrophilic coating, are provided by sole source suppliers. Our intravascular electrophysiology microcatheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutic products designed to access the vessels of the brain. Target Therapeutic is a subsidiary of Boston Scientific Corporation, a company that develops, markets and sells cardiac electrophysiology products that compete directly with the microcatheter products we are developing. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature. There are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly laminate tubing, could not be accomplished quickly. The inability to identify and contract with alternate suppliers could have a material adverse effect on our ability to manufacture products and, therefore, on our business, financial condition and ability to test or market our products on a timely basis. We plan to qualify additional suppliers if, and as, future production volumes increase. Because of the long lead time for some components, which are currently available from a single source, a supplier’s inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Requirements (QSR) and ISO 13485 compliance inspections conducted by the FDA and the RWTUV before we can market our products. We have obtained ISO 13485 Quality Systems certification from RWTUV and have obtained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual surveillance and audit re-certification by RWTUV since 1995 with the most recent RWTUV audit in December 2004. In November 2000, the FDA conducted a Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, which we successfully passed. Cardima also successfully passed a pre PMA inspection by the FDA in January 2003. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See “Government Regulation.”

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and key foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 21 issued United States patents and three pending United States patent applications. In 2004, we filed an additional four provisional patents, of which one is to strategically strengthen our general core technology area, and three are in the minimally invasive surgical area. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash.

The pending patent has now been issued; the then provisional patent application has converted to a full application which has also issued. In addition, a continuation-in-part has been filed for one of those applications. We received back a perpetual, worldwide co-license at no cost from Medtronic to use those patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any party not affiliated with Medtronic, Inc. We have also licensed a proprietary surface-coating material from another vendor used on certain of our microcatheters. We have also filed 44 patent applications in major international markets, of which 19 have been granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target Therapeutic, we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target Therapeutic’s technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any of Target Therapeutic’s technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering Target Therapeutic’s technology developed prior to May 31, 1996, unless terminated earlier upon a breach, specified insolvency and bankruptcy related events or our failure to continue to be engaged in specified fields of business for 12 months. In addition to this exclusive license to use Target Therapeutic’s technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target Therapeutic’s technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target Therapeutic’s technology that results in a material change in the function, purpose or application of a particular product incorporating Target Therapeutic’s technology. We believe that the incorporation of electrodes in our microcatheter systems, together with other modifications, satisfies the substantial improvement requirement, although we have not confirmed this belief in writing with Target Therapeutic.

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

We obtained rights to a biocompatible hydrophilic-coating material and process through an exclusive royalty-bearing license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach or due to our being in insolvency, dissolution, bankruptcy or receivership proceedings affecting the operation of our business.

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

Competition

We believe our primary competitors to be large companies who are engaged in the development and marketing of existing catheter technology. Their treatments include drugs, external electrical cardioversion and defibrillation, implantable defibrillators, open-heart surgery and purposeful destruction of the atrio-ventricular node, followed by implantation of a pacemaker. Several competitors are also developing new approaches and new products for the mapping and ablation of atrial fibrillation and ventricular tachycardia. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies and ablation systems using ultrasound, microwave, laser and cryoablation technologies. In addition, companies are developing surgical procedures that could potentially be used by physicians to perform the surgical maze procedure in a minimally invasive manner. If any of these new approaches or new products proves to be safe and effective, our products could be rendered non-competitive or obsolete, which could have a material adverse effect on our business, financial condition and results of operations.

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

Other companies are developing proprietary systems for the diagnosis of cardiac arrhythmias including Biosense Webster, Inc., a division of Johnson & Johnson; Cardiac Pathways, Inc. and EP Technologies, divisions of Boston Scientific; and Endocardial Solutions, Inc., a subsidiary of St. Jude Medical, Inc. Other companies develop, market and sell alternative approaches to the treatment of atrial fibrillation and ventricular tachycardia, including Guidant, Medtronic, Inc., and St. Jude Medical, Inc., which manufacture implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the current treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors’ products. Our failure to demonstrate the competitive advantages of our products would have a material adverse effect on our business, financial condition and results of operations.

In the market for cardiac mapping and ablation devices, we believe that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. We believe our products that have received regulatory approvals compete very favorably with respect to these factors, although there is no assurance that we will be able to continue to do so. Our other products’ competitiveness will depend on further regulatory approvals, which are inherently uncertain.

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

U.S. Regulation

A medical device may be marketed in the United States only with prior authorization from the U.S. Food and Drug Administration. Devices classified by the FDA as posing less risk are placed either in Class I or II. All Class II and some Class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is “substantially equivalent” in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a “pre-amendment” Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not required a PMA application. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not “substantially equivalent” to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, which constitutes a major change in its intended use, will require a supplemental 510(k) clearance. We believe that generally it takes approximately 4 to 12 months from the date of submission to obtain 510(k) clearance. The process may, however, take substantially longer, depending on the circumstances, and there can be no assurance that 510(k) clearance will ever be obtained.

To date, we have received 510(k) clearances from the FDA for our PATHFINDER, PATHFINDER mini and TRACER over-the-wire microcatheter systems for mapping ventricular tachycardia and REVELATION microcatheter system for mapping atrial fibrillation. In addition, we have received 510(k) clearance for our line of VENAPORT, VUEPORT and NAVIPORT guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearance for a surgical probe, based on REVELATION catheter technology, for the ablation of cardiac tissue during surgery.

A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device) or when there is no similar device already approved. A Class III device generally must go through the PMA application process to receive FDA approval. This process requires that the manufacturer establish the safety and effectiveness of the device to the FDA’s satisfaction. This requires the manufacturer to provide extensive pre-clinical and clinical data, information about the manufacture of the device and its components and information about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

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

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter conditions are satisfied, the FDA will issue an Approval Order for the approved indications, which can be more limited than those originally sought by the manufacturer. The Approval Order can include post -approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA application process can be expensive and lengthy, and no assurance can be given that any of our PMA applications will ever be approved. Even after obtaining approval, a new PMA application or PMA supplement is generally required for any modification to the device, its labeling or its manufacturing process.

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

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION Tx microcatheter system for atrial fibrillation in August 2000. As of December 2003, 98 patients had been treated with the REVELATION Tx microcatheter and 88 of those patients had been followed for at least six months, the time at which the trial’s primary end point (reduction in the frequency of symptomatic AF) was assessed. In January 2004 a summary of these data was submitted to FDA as an amendment to our original September 2002 analysis which the FDA had indicated in June 2003, it would not approve. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of

REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

An IDE for our THERASTREAM ventricular tachycardia ablation microcatheter system was approved by the FDA in November 1999 and approval to expand the study was received in 2000. We decided to focus our efforts on our atrial fibrillation program and postponed work on our ventricular tachycardia program by closing the investigational study for this device.

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

We have received regulatory approval to affix the CE Mark to our REVELATION, REVELATION® Tx, REVELATION ®T-Flex and REVELATION® Helix microcatheters for treatment of atrial fibrillation as well as our PATHFINDER diagnostic family of microcatheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

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

The U. S. Congress had previously enacted and we had previously received pass-through reimbursement allowance in March 2001 on all U.S. approved diagnostic and guiding catheter products including the PATHFINDER, REVELATION®, TRACER, NAVIPORT, VUEPORT and VENAPORT. Pass-through reimbursement allowed for the direct charging of a specific product for reimbursement. However, the pass-through reimbursement for our products has expired as of December 31, 2002. The reimbursement covering our device types are not included in the 2003 ambulatory payment classifications (APC).

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

Product Liability and Insurance

The development, manufacture and sale of our microcatheter systems expose us to an inherent risk of product liability claims. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although all our guiding, diagnostic and therapeutic products are labeled for single use only, we are aware that some physicians are re-sterilizing and reusing such products. Moreover, despite labeling our microcatheters for diagnostic use only, we believe physicians are using such mapping microcatheters for ablation. Multiple use or “off-label” use of our microcatheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Employees

At December 31, 2004, we had 56 employees, of whom 6 were engaged directly in research and new product development, 5 in regulatory affairs, quality assurance and clinical activities, 23 in manufacturing, 8 in sales and marketing and 14 in finance and administration.

We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Affecting Future Results—We are dependent upon our key personnel”.

ITEM 2.    PROPERTIES

We lease an approximately 44,000 square foot facility in Fremont, California. Our facility includes a 4,000 square foot cleanroom, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our facility master lease expires in November 2005. We believe this facility will be adequate to meet our requirements until the lease’s expiration date. At that time, we expect to renew the facility lease in our current location but will require less space than is presently provided for in our lease.

ITEM 3.    LEGAL PROCEEDINGS

Cardima has been subject to certain legal proceedings and claims that arose in the ordinary course of business. The Company currently is a party to various legal proceedings and claims, including claims from private placements agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq SmallCap Market under the symbol CRDM in June 2001. Our common stock traded on the Nasdaq National Market from the date of our initial public offering in June 1997 until June 2001. Prior to that time, there was no public market for our common stock. There is a substantial likelihood that our common stock will be delisted from Nasdaq on or before May 5, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results.” The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2004
First Quarter	$1.33	$0.86
Second Quarter	0.97	0.39
Third Quarter	0.55	0.29
Fourth Quarter	0.75	0.33

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2003
First Quarter	$1.64	$0.80
Second Quarter	2.18	0.55
Third Quarter	1.19	0.56
Fourth Quarter	1.35	0.95

As of March 15, 2005, there were approximately 279 holders of record of our common stock.

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

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$2,366	$2,242	$2,228	$1,861	$2,570
Cost of goods sold	2,608	3,114	3,594	3,717	3,667

Gross margin	(242)	(872)	(1,366)	(1,856)	(1,097)
Operating expenses:
Research and development	3,947	4,951	4,530	4,873	4,432
Selling, general and administrative	5,528	6,566	6,787	6,675	6,185

Total operating expenses	9,475	11,517	11,317	11,548	10,617

Operating loss	(9,717)	(12,389)	(12,683)	(13,404)	(11,714)
Interest and other income, net	18	72	75	123	230
Interest expense	(14)	(14)	(19)	(60)	(365)
Other non-cash expenses	(33)	(904)	—	—	—
Gain on sale of intellectual property	—	—	—	4,000	4,000

Net loss	$(9,746)	$(13,235)	$(12,627)	$(9,341)	$(7,849)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.28)	$(0.30)	$(0.38)

Shares used in computing basic and diluted net loss per share	85,703	66,256	45,586	31,114	20,818

	DECEMBER 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and short-term Investments	$3,854	$6,446	$3,385	$7,542	$1,324
Working capital	4,158	5,209	1,866	6,936	652
Total assets	6,537	9,310	7,265	11,818	5,903
Capital lease obligation, noncurrent portion	52	82	26	64	192
Line of credit obligation, noncurrent portion	—	—	—	—	—
Accumulated deficit	(113,434)	(103,688)	(90,453)	(77,826)	(68,485)
Total stockholders’ equity	4,539	6,300	3,550	8,757	2,894

CARDIMA, INC.

Quarterly Results of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Quarter Ended
	Mar. 31, 2004	Jun. 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Net sales	$636	$578	$569	$583
Cost of goods sold	718	510	893	487

Gross margin	(82)	68	(324)	96

Operating expenses:
Research and development	988	1,204	1,016	739
Selling, general and administrative	1,227	1,548	1,370	1,383

Total operating expenses	2,215	2,752	2,386	2,122

Operating loss	(2,297)	(2,684)	(2,710)	(2,026)
Interest and other income	(24)	15	9	18
Interest expense	(4)	(4)	(3)	(3)
Other non—cash expenses	(33)	—	—	—

Net loss	$(2,358)	$(2,673)	$(2,704)	$(2,011)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.02)

Shares used in computing basic and diluted net loss per share	82,051	84,624	84,684	91,458

	For the Quarter Ended
	Mar. 31, 2003	Jun. 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$638	$491	$561	$552
Cost of goods sold	961	677	709	767

Gross margin	(323)	(186)	(148)	(215)

Operating expenses:
Research and development	1,074	1,639	1,098	1,140
Selling, general and administrative	1,834	1,859	1,603	1,270

Total operating expenses	2,908	3,498	2,701	2,410

Operating loss	(3,231)	(3,684)	(2,849)	(2,625)
Interest and other income	12	21	15	24
Interest expense	(2)	(4)	(4)	(4)
Other non—cash expense	—	—	(904)	—

Net loss	$(3,221)	$(3,667)	$(3,742)	$(2,605)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.03)

Shares used in computing basic and diluted net loss per share	55,344	62,391	70,071	77,218

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors Affecting Future Results” as well as those discussed elsewhere in this Annual Report on Form 10-K. The historical results set forth in this discussion and analysis are not necessarily indicative of trends with respect to any actual or projected future financial performance. This discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation, including our REVELATION® Tx microcatheter for use in the Electrophysiology (EP) market, and our Surgical Ablation System for use in the surgical market. Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person’s quality of life and potentially can be fatal. We have developed microcatheter-based systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and/or blocking the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that we believe can be adapted to and used with conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

More recently, we have leveraged our proprietary technologies for treating atrial fibrillation into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that it had approved for commercialization the Cardima Surgical Ablation System for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe, a deflectable multi-electrode linear array microcatheter technology, to a commercially available electrosurgical radio frequency generator through the INTELLITEMP®, a multi-channel radio frequency, or RF, energy management device. This system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously into cardiac tissue, a feature which can significantly reduce the time required to perform an ablation-based “maze” procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. In the first quarter of 2004, the Surgical Ablation System (SAS) was utilized in two less invasive cases for the treatment of AF, opening the door to the prospect of the SAS technology being broadly used in a stand-alone procedure to treat AF. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction for this system.

We have generated revenues of approximately $19.5 million from inception to December 31, 2004. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration’s clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

We have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue to pursue FDA approval for our REVELATION Tx microcatheter system, seek to sell or otherwise consummate a strategic transaction involving our Surgical Ablation System, and otherwise continue operations.

Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the FDA in order to legally sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(k) approval from the FDA for the ablation of cardiac tissue during cardiac surgery using radio frequency energy, PMA approval will be required prior to the introduction in the United States of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheter systems for treating atrial fibrillation. Obtaining PMA for any of these products will require additional clinical trials, which will require substantial time and expense. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in Western Europe and select portions of Asia. We cannot assure you that we will be able to obtain or maintain regulatory approvals.

Our primary focus is to obtain FDA approval in the United States of the REVELATION® Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On May 29, 2003, we met with the Circulatory System Devices Panel which recommended that the FDA not approve our PMA application. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel’s non-approval recommendation. On January 20, 2004 we submitted an amendment to our PMA filing, in which we provided new analysis and an expanded patient base. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have been engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

We had cash and cash equivalents of approximately $3.9 million as of December 31, 2004 and approximately $1.7 million as of March 30, 2005. Our management believes that our cash balances as of

March 30, 2005 will be sufficient to fund planned future expenditures only for a very limited period of time and will not be sufficient to fund operations into the third quarter of 2005, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the immediate future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms which substantially restrict our ability to raise the further funding that we will need to continue our operations. Any failure by us to obtain additional funding will have a material and adverse effect on us and will likely result in our inability to continue as a going concern. In their opinion accompanying our December 31, 2004 financial statements, our independent auditors concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Critical Accounting Policies

Use of Estimates

We have prepared our financial statements in conformity with generally accepted accounting principles in the United States, which requires management to make estimates and assumptions that effect the amounts reported in financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements when all of the following criteria are met: a) Persuasive evidence of an arrangement exists (purchase orders from customers); b) Prices are fixed and determinable (purchase orders from customers and our invoices); c) Shipment of the product has occurred and title of products transferred at the point of shipment (shipping documents); and d) Payment of the product is reasonably assured and no substantive obligations to the customer remain (collectibility is reasonably assured by the Company making sure that credit is extended to credit worthy customers). Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. Title and risk of loss are assumed by the distributors and end users at shipping point.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful account at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debts expense and we believe our reserve for doubtful accounts of $35,000 is adequate for any exposure to loss in our December 31, 2004 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual and or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $655,000 at December 31, 2004 is adequate.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation (FIN) 44 “Accounting for certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is basically the date of the grant.

Results of Operations—Years Ended December 31, 2004 and 2003

Net Sales

For the year ended December 31, 2004, revenues increased 6% to $2,366,000 from $2,242,000 in 2003. U.S. sales increased 25% to $1,142,000 from $913,000 primarily due to the introduction of the Surgical Ablation products. European sales decreased 21% to $351,000 from $443,000, due to the switch from direct sales at retail prices to sales to distributors at wholesale prices, and lower Pathfinder sales in Germany. Sales in the Asia/Pacific market increased slightly or 1% to $857,000 from $847,000. We expect sales growth to continue to be flat at best due to limited distributor sales efforts.

Because the electrophysiology market is comprised of a focused, specialized group of physicians, we market and distribute our products in the United States with a small direct sales force and we market and distribute our products internationally through a small direct sales force and distributors in selected countries who sell our products to physicians and hospitals.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2004 decreased 16% to $2,608,000 from $3,114,000 for 2003. The decrease in the cost of goods sold was primarily due to the cost savings from the 2003 reduction in force, continuing overhead expense control efforts, the reduced impact of under absorption of overhead costs, and the change in the allocation of space and manufacturing support provided to research and development.

Research and Development Expenses

Research and development expenses decreased 20% to $3,947,000 in 2004 from $4,951,000 in 2003. The decrease was due to lower costs associated with completion of the REVELATION Tx product development and lower clinical expenses compared to 2003, which were partially offset by the product development expenses for the Intellitemp energy management system during 2004. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	Year ended December 31,
	2004	2003
Research and preclinical programs	$2,417	$2,316
Clinical development programs	1,530	2,635

Total research and development	$3,947	$4,951

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2004 decreased 16% to $5,528,000 from $6,566,000 in 2003. Selling expenses for 2004 decreased 44% to $983,000 from $1,747,000 in 2003 primarily due to the June

2003 reduction in force including lower salaries, bonuses, and commissions. Marketing expenses for 2004 decreased 31% to $496,000 from $723,000 in 2003. The decrease in marketing expenses was due to the reduction in force and fewer marketing events.

Interest and Other Income, Interest Expense

Interest and other income for 2004 decreased 75% to $18,000 from $72,000 in 2003. The decrease was due primarily to lower average yields and to lower average cash and investment balances in 2004 as compared to 2003. There was no change in interest expense of $14,000 in 2004 and 2003.

Other Non-cash Expense

Other non-cash expenses for the year ended December 31, 2004, was $33,000. This non-cash expense relates to the warrants issued in connection with our December 2003 private placement, and represents the difference in the warrants’ valuation between their dates of issuance and the registration of the shares underlying the warrants.

Results of Operations—Years Ended December 31, 2003 and 2002

Net Sales

For the year ended December 31, 2003, net revenue increased 1% to $2,242,000 from $2,228,000 for the same period of 2002. U.S. sales increased by 25% to $913,000 from $729,000. European sales decreased by 40% to $443,000 from $734,000, as we reduced our sales force in Europe due to the change in our strategy, refocusing our efforts on the PMA application for the REVELATION Tx. Sales in the Asia/Pacific market increased 14% to $847,000 from $741,000 due to higher diagnostic product sales in this region.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs and manufacturing overhead. Cost of goods sold for 2003 decreased to $3,114,000 from $3,594,000 for 2002. This represents a decrease of 13% and is mostly the result of a change in the allocation of research and development costs.

Research and Development Expenses

Overall research and development expenses increased 9% to $4,951,000 in 2003 from $4,530,000 in 2002. This increase was a result of higher clinical and regulatory expenses connected with the costs of the re-submission of the pre-market approval of the REVELATION Tx. Research and preclinical expense decreased 1% over 2002. An increase in costs resulting from a change in the allocation of research and development was offset by lower costs related the reduction in force in June 2003.

The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	December 31,
	2003	2002
Research and preclinical programs	$2,316	$2,352
Clinical development programs	2,635	2,178

Total research and development	$4,951	$4,530

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for 2003 decreased by 3% to $6,566,000 from $6,787,000 in 2002. Selling expenses for 2003 decreased 31% to $1,746,000 from $2,520,000 in 2002. Selling expenses decreased due to the reduction in workforce of 6 employees, including the associated decrease in compensation, benefits, travel and general operating expenses. General and administrative expenses for 2003 increased 12% to $4,097,000 from $3,642,000 in 2002. The net increase of $455,000 was primarily due to additional expenses incurred following the replacement of a senior officer, including accrued compensation for severance, non-cash stock compensation for the vesting of options for both the former and the replacement officer and related legal expenditures. Marketing expenses for 2003 increased 16% to $723,000 from $624,000 in 2002. The increase was due primarily to compensation and benefits as a result of increased marketing of our Surgical Ablation System after receiving 510(k) clearance for that system in 2003.

Interest and Other Income, and Interest Expense

Interest and other income for 2003 decreased 4% to $72,000 from $75,000 in 2002. The decrease was due primarily to average yields declining from 2% in 2002 to 1% in 2003. We expect interest and other income to remain approximately the same in 2004 compared to 2003. Interest expense for 2003 decreased 26% to $14,000 from $19,000 in 2002. The decrease was due primarily to the expiration and buyout of capital lease obligations.

Other Non-cash Expense

Other non-cash expenses for the year ended December 31, 2003, was $904,000. No such expense was recorded for the same period in 2002. This non-cash expense relates to the warrants issued in connection with our August 2003 private placement, and represents the difference in the warrants’ valuation between their dates of issuance and the registration of the shares underlying the warrants.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3.9 million as of December 31, 2004 and $1.7 million as of March 30, 2005. Our management believes that our cash balances as of March 30, 2005 will be sufficient to fund planned expenditures only for a very limited period of time, although the actual amount of expenditures is inherently uncertain and our cash resources may be exhausted sooner than currently anticipated. Although our management recognizes the need to raise funds in the immediate future there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms that substantially restrict our ability to raise the further funding that we will need to continue our operations. For example, we are contractually prohibited from issuing common stock or securities convertible into or exercisable for common stock before April 12, 2005 (or longer if trading in our common stock is suspended on Nasdaq or one of our prospectuses is unavailable for use before that date), and if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually required to issue additional shares of common stock to certain of our investors. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. Any failure by us to obtain additional funding will have a material adverse effect upon us and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2004, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of December 31, 2004 we had approximately $3,854,000 in cash and cash equivalents.

Net cash used in operating activities was approximately $9,278,000, $12,474,000 and $11,355,000 for the years ended December 31, 2004, 2003 and 2002, respectively, resulting primarily from operating losses incurred.

Net cash used in investing activities was $97,000 in 2004 and related to the capital expenditures of property and equipment, as compared to $155,000 and $703,000 used in 2003 and 2002 for the same expenditures. Net cash provided by financing activities was approximately $6,783,000, $15,690,000 and $7,901,000 for the years ended December 31, 2004, 2003 and 2002, respectively, resulting primarily from the sale of equity securities in private placement transactions and borrowings under the line of credit during such periods.

Contractual Commitments:

Following is a schedule of future contractual commitments at December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Total
Operating Leases	$481	$—	$—	$—	$—	$481
Capital Leases	37	27	26	4	—	94
Purchase Obligations	1,005	36	38	40	10	1,129

Total minimum payments required	$1,523	$63	$64	$44	$10	$1,704

Our purchase obligations are guaranteed payments consisting of contracts relating to internal control over financial reporting consultation, investor relations, and royalties.

Our future liquidity and capital requirements will depend upon numerous factors, including whether we are successful in closing a transaction involving our Surgical Ablation System that generates cash for use in operations, the timing and nature of regulatory developments, the cost and progress of product development efforts and clinical trials, and sales and marketing activities, the extent to which we encounter claims or disputes, the extent to which our products gain market acceptance and other competitive developments.

As of December 31, 2004, we have an accumulated deficit of approximately $113.4 million. Our management expects to continue to incur additional losses in the foreseeable future as we continue to pursue FDA approval for REVELATION Tx, and continue new product development and commercialization efforts.

Equity Financings

Our principal source of the cash needed to fund our operations has been private placements of common stock and warrants to purchase common stock. In recent years, we have been required to effect these equity financings at a discount to the then-prevailing market price of our common stock. The following summarizes our equity financings over the last three years, including the cash and equity fees that we have paid to financial advisors in connection with those financings.

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

On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants become exercisable beginning in March 2003, subject to redemption on a share-for-share basis to the extent that an investor sells our common stock or other securities during the specified sixty day periods ending in March 2003. The warrants allow for a “cashless exercise” whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants. We paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $325,000 in cash plus 66,667 shares of our common stock and warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for “cashless exercise” whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $.085 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants become exercisable beginning on September 28, 2003, subject to redemption on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six month period between the closing and September 28, 2003. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions are met. We paid to the party that acted as agent in connection with this private placement a total of $175,000 in cash and warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935. We used the net proceeds of our offerings from August 2002 through April 2003 for development activities, clinical trial expenses and increased regulatory activities in preparation for our May 2003 FDA Panel meeting, commercialization of product offerings, operating costs and other general corporate purposes.

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

In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $0.7282 for redemption on March 15, 2004. All of the warrants issued to August 13, 2003 were exercised prior to the redemption date, as well as some warrants issued on August 14 and August 18, 2004, resulting in net proceeds of $3.1 million. In November 2003, we called the warrants dated August 14, 2003 with exercise prices of $0.7788 for redemption on March 15, 2004, but conditions to this redemption were not met and the redemptions did not occur. We paid approximately $520,000 in cash to parties that acted as our agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction will cause additional shares of common stock to be issuable under the anti-dilution provisions of certain of our previously issued securities. Additionally, an expense of $904,000 was recorded as “Other Non-cash Expense” for the difference in the valuation between the issuance dates and the date of the registration of the warrants issued in this transaction. In March 2004, we agreed to reduce the exercise price of 440,812 shares of the agents’ warrants from $1.10, $1.1025 and $0.90 per share to $0.8375 per share, to encourage the agent to exercise the warrants for cash.

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

On November 24, 2004, we sold by means of a private placement 16,465,439 shares of our common stock at a price of $0.2733 per share for net proceeds of approximately $4.1 million. In addition, we issued to the investors four-year warrants to purchase 6,586,165 shares of our common stock at an exercise price of $0.4295 per share. The warrants will be exercisable beginning on May 24, 2005. We issued to the parties that acted as our placement agents in connection with this private placement identical warrants to purchase 987,926 shares of our common stock.

FACTORS AFFECTING FUTURE RESULTS

If we fail to raise additional capital in the near future, our business will fail.

We have very limited cash resources and will need to raise additional capital in the immediate future through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements in order to continue operations. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we are unable to raise funds in the immediate future, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of March 30, 2005 will be sufficient to fund planned expenditures only for a very limited period of time, particularly given the statutory requirements to satisfy our substantial accrued paid time off obligations in connection with any resignation or termination of our employees. The actual level of expenditures cannot be predicted with certainty and it is possible that our current cash balance may be exhausted sooner in the second quarter of 2005 than currently anticipated. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing which closed on November 24, 2004 contains, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise the further funding that we will need to continue our operations, and include requirements that will impair our ability to operate our business and that will further dilute your investment in us, such as anti-dilution protection in the event of subsequent financings. For example, with limited exceptions, we are contractually prohibited from issuing common stock or securities convertible into or exercisable for common stock until April 12, 2005 (or longer if trading in our common stock is suspended on Nasdaq or the related prospectus is unavailable for use before that date) and if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually required to issue additional common stock to some of our investors. We are also restricted from issuing certain types of convertible securities without the consent of these investors. We had negative cash flow from operations for the twelve months ended December 31, 2004 of over $9.3 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products, such as the additional clinical trial activities that the U.S. Food and Drug Administration, or FDA, recently stated would be required with respect to our pre-market approval application, or PMA, for REVELATION Tx, or in other aspects of our business. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, our November 2004 equity financing included, and future debt or equity financing, if available, will likely involve, restrictive covenants and other restrictions that impair our ability to raise additional capital and operate our business. Our failure to raise capital when needed would likely cause us to cease our operations.

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

Our net losses were approximately $9.7 million for the year ended December 31, 2004 and approximately $13.2 million, and $12.6 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2004, our accumulated deficit was approximately $113.4 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock may be delisted from Nasdaq in the near future, which would make it more difficult for investors to sell their shares and may lead to costly claims by investors.

There is a substantial likelihood that we will be unable to maintain the listing of our common stock on the Nasdaq SmallCap Market. We do not currently meet some of Nasdaq’s listing criteria, such as minimum stock price requirements, which is likely to cause our stock to be delisted on or before May 5, 2005.

Among Nasdaq’s other listing requirements, Nasdaq’s rules provide that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below the minimum $1.00 per share required for continued inclusion under Marketplace Rule 4310(c)(4). We were provided 180 calendar days to regain compliance with the $1.00 closing bid price requirement for the time period required by Nasdaq, as well as Nasdaq’s other requirements. Although we had not regained compliance by November 8, 2004, Nasdaq granted us an additional 180 calendar days, or until May 5, 2005, to regain compliance with the $1.00 minimum closing bid price requirement for at least 10 consecutive trading days. As of the filing date of this report, the closing bid prices of our common stock continued to remain substantially below $1.00 per share. Even if our stock price closes above $1.00 per share for an extended period leading up to May 5, 2005, we may be delisted before May 5, 2005 for failure to maintain compliance with any other listing requirements for which we are on notice or which occurs before then. If we do not regain compliance with the $1.00 minimum bid price rule for the period required by Nasdaq (which will comprise at least 10 consecutive trading days) before May 5, 2005, Nasdaq will notify us that our securities will be delisted.

In addition, Nasdaq Marketplace Rule 4310(c)(2)(B) requires a company to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, or to have specified levels of net income that we do not anticipate meeting for the foreseeable future. We have violated these requirements in the past and there is a substantial likelihood that we will be unable to maintain compliance with them. Our market capitalization is currently below $35 million. We also expect to continue to incur net losses, which will cause continued reductions in our stockholders’ equity. Accordingly, our ability to comply with these additional listing requirements will depend on our ability to raise substantial additional equity capital or on our market capitalization increasing and remaining above $35 million, over which we have limited or no control.

In addition to the May 10, 2004 notice from Nasdaq described above, we have received other notices of possible delisting from Nasdaq in 2001, 2002, 2003 and 2004.

Investors in our common stock should anticipate that our stock will no longer be listed on the Nasdaq SmallCap Market. Delisting may adversely affect the liquidity and value of your investment and could impair our ability to raise additional equity capital, which we may need to continue to operate our business. Among other things, if our common stock is delisted, it would be considered a “penny stock” under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. These requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. Delisting would also make it more difficult and expensive for us to register our shares for resale, which would impair our ability to raise equity capital and increase our costs.

In addition, we may face contractual claims under purchase agreements from our past private placement financings, and possibly non-contractual claims from other stockholders, if our common stock is delisted. Any such claim would likely be costly and disruptive, even if resolved favorably to us.

Our need to raise additional capital in the near future could have a dilutive effect on your investment.

In order to continue operations, we will need to immediately raise additional capital. Subject to the contractual restrictions described above, we may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock.

If we sell additional shares of our common stock or warrants, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and any future private placements will likely involve the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

The audit report accompanying our 2004 financial statements indicates there is substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date and accumulated deficit, the audit report on our 2004 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. The audit reports on our 2003 and 2002 financial statements contained similar explanatory paragraphs. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

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

Before we can market any of our products in the United States or other countries, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance for devices that are classified as Class II or lower, or a PMA for devices classified as Class III, such as REVELATION Tx, in order to market a product. Currently, the process for 510(k) clearance requires approximately 120 days and PMA application review process requires approximately six to twelve months. The PMA application review process is in addition to the time required to conduct clinical trials demonstrating safety and effectiveness. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. The FDA may request extensive clinical data to support either 510(k) clearance or a PMA. The approval process, including any necessary clinical trials, can involve substantial expense. No assurance can be given that we will ever be able to obtain the necessary approvals for any of our products. Our failure to do so on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

To date, although we received 510(k) clearance for the use of the Surgical Ablation System to ablate cardiac tissue, none of our electrophysiology products in development for the ablation of atrial fibrillation or ventricular tachycardia has received regulatory approval in the United States. Our Surgical Ablation System has received 510(k) clearance only for ablating cardiac tissue and not for any other purpose or any specified treatment. If we cannot gain U.S. regulatory approvals, our business will be materially harmed and we may be unable to secure the funding needed to continue operations. Even if we raise the funding necessary to continue operations, successfully develop our ablation products and obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market microcatheter systems to map and ablate atrial fibrillation and ventricular tachycardia, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA application in 2001. On September 20, 2002, we submitted our PMA application to the FDA with data on more than 80 patients treated with our REVELATION Tx microcatheter system. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA application for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA application that provided new analysis, including data from an expanded patient base, to the FDA.

On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. Among other things, the FDA’s letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. We must receive PMA approval before marketing our products for ablation in the United States.

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

For example, the advisor that assisted us with a 2001 private placement, which we refer to as the 2001 Advisor, communicated to us in 2002 that it believes that it is entitled to cash fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor’s interpretation of its letter agreement with us. In August 2002, we sent the 2001 Advisor a termination letter relating to its 2001 agreement. If the 2001 Advisor prevails on its claims in connection with the August 2002 private placement, we would be required to pay this advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of common stock, and issue to the advisor warrants to purchase up to 698,287 shares of common stock (and if all of the warrants issued to the investors in that private placement are exercised, an additional $133,549 in cash). We also received letters from this advisor in early 2003 asserting that it is also owed approximately $300,000 plus warrants to purchase approximately 533,332 shares of our common stock at an exercise price of $0.8245 per share, arising in connection with private placements we consummated in December 2002 and January 2003. There can be no guarantee that the 2001 Advisor will not claim additional fees or warrants in connection with our financings closed after January 2003 or in connection with any future financing.

In addition, by letters dated September 19, 2003 and January 29, 2004, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $82,500 and warrants to purchase “Units” (comprising 207,698 shares of our common stock and warrants to purchase 62,309 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with three enumerated purchasers’ investments in our August 2003 private placement. This advisor has also stated its belief that we would have additional obligations to the advisor in the event that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its agreement. In a letter dated January 29, 2004, the advisor submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merits of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

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

Due to the existence of these various letter agreements, we may be obligated to pay cash fees and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in our company. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors’ entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future. Any issuances of equity compensation to advisor could also be restricted by, or give rise to disputes under, the terms or our previously issued securities. Any dispute relating to these advisors will tend to divert management’s time and attention from running our business and may cause us to incur material costs and expenses.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

We have only limited experience marketing and selling our products in commercial quantities. Currently, we are solely responsible for marketing and distributing our products in the United States. We had previously signed an exclusive three-year distribution agreement with St. Jude Medical Corporation in 2000, but St. Jude did not meet the first year minimum annual sales quota under the distribution agreement and, in June 2001, we mutually agreed with St. Jude to terminate the agreement. If we receive FDA approval of our PMA application for REVELATION® Tx, we may not have an adequate marketing and sales force to adequately sell that product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

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

Our microcatheter systems represent novel approaches to diagnosing and treating atrial fibrillation and ventricular tachycardia and our surgical ablation system represents a novel approach to ablating cardiac tissue during surgery. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

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

A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

•	export license requirements for our products;

•	exchange rate fluctuations or currency controls;

•	changes in the regulation of medical products by the European Union or other international regulatory agencies;

•	the difficulty in managing a direct sales force from abroad;

•	the financial condition, expertise and performance of our international distributors and any future international distributors;

•	domestic or international trade restrictions; and

•	changes in tariffs.

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

We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific Corporation currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics’ technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. We may lose the licensed rights in the event of an assignment for the benefit of creditors or other bankruptcy or insolvency-related event. The loss of our exclusive rights to the Target Therapeutics-based microcatheter technology would significantly harm our business.

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

Third-party payors may deny reimbursement if they determine that a prescribed device:

•	has not received appropriate regulatory clearances or approvals;

•	is not used in accordance with cost-effective treatment methods as determined by the payor; or

•	is experimental, unnecessary or inappropriate.

If we receive FDA clearance or approval, third-party reimbursement also would depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that:

•	reimbursement for our products will be available domestically or internationally;

•	if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems; or

•	that physicians will support and advocate reimbursement for procedures using our products.

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo Quality System Regulations compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, the State of California and European Notified Bodies. We have demonstrated compliance with ISO 13485 or ISO 9001 quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the Quality System Regulations requirements or to maintain our compliance with ISO 13485 or ISO 9001 standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with Quality System Regulations or ISO 13485 or ISO 9001 standards. There can be no assurance that we will be found in compliance with the Quality System Regulations by regulatory authorities, or that we will maintain compliance with ISO 13485 or ISO 9001 standards in future audits. Our failure to comply with state or FDA Quality System Regulations, maintain compliance with ISO 13485 or ISO 9001 standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

Our facilities and manufacturing processes have undergone a successful annual surveillance audit by the European Notified Body in December 2004 and a pre-PMA inspection in December 2003. In November 2000 and in January 2003, the FDA conducted an inspection of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

Among other factors contributing to the potential volatility of our stock price, additional sales of our common stock in the public market or the perception that such sales could occur could cause the market price of our common stock to decline.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have material exposure to market risk from derivatives or other financial instruments as of December 31, 2004, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the reports of independent registered public accounting firms appear on pages F-1 through F-27 of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part below and the remainder is contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2005 (the “2005 Proxy Statement”) under the caption “Election of Directors” and is incorporated herein by reference.

Mr. Gabriel Vegh (age 65), our founder, has been our Chief Executive Officer since June 2000 and Chairman of our Board of Directors since May 2001. Mr. Vegh has been one of our directors since November 1992, and served as our President from June 2000 to May 2001. He was our Executive Vice President from January 1995 until June 2000, and our Chief Operating Officer from November 1994 through January 1995. Mr. Vegh was our President from May 1993 through November 1994, and our Chief Financial Officer from May 1993 through July 1996. Prior to joining us, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc., which is now a division of Guidant Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. Barry D. Michaels (age 54) has been our Chief Financial Officer since July 2003. Mr. Michaels has been an independent consultant to medical device and technology companies since 1997, with more than 24 years of combined industry experience. In addition to his consulting practice, Mr. Michaels served as Chief Financial Officer of Lipid Sciences, a biotechnology company, from May 2001 through January 2003. Prior to joining Lipid Sciences, Mr. Michaels served as the Chief Financial Officer of IntraTherapeutics, Inc., an endovascular company, from March 2000 until its acquisition by Sulzer Medica in May 2001. From June 1993 through July 1997 Mr. Michaels served as the Chief Financial Officer of Webster Laboratories, now known as Biosense-Webster, the largest electrophysiology company in the world. Mr. Michaels additionally served as interim President of the company following its acquisition by Johnson & Johnson in 1996. Mr. Michaels began his medical industry career in 1979 with American Hospital Supply, now known as Baxter Healthcare, where he held various management and executive positions in accounting and finance through 1988, most recently as Vice President and Controller of the Parenteral Products Group, before continuing his career as Vice President and Corporate Controller of Medtronic, Inc. Mr. Michaels received an MBA in finance from San Diego State University and is a graduate of the Executive Program at the University of California, Los Angeles.

Mr. Victor Barajas (age 41) was appointed as Senior Vice President of Operations in October 2001 and has been responsible for all operations and manufacturing activity as our Vice President of Operations since August 1997. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as a Research and Design/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

Mr. Eric Chan, Ph.D., F.E.S.C. (age 47) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology and catheter lab systems, digital Holter and high-resolution ECG systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin. He was elected a Fellow of the European Society of Cardiology and a Senior Member of the Institute of Electrical and Electronic Engineers in 2003.

Mr. William Wheeler (age 58) was appointed as our President and Chief Operating Officer in May 2001. From May 2000 until May 2001, Mr. Wheeler was our Senior Vice President, Worldwide Sales and Marketing. Prior to joining us, from August 1998 to October 1999, Mr. Wheeler was the President, Chief Executive Officer, as well as a member of the Board of Directors, of Vascular Architects, Inc., a private start-up company focused on vascular occlusive disease. From October 1996 to August 1998, Mr. Wheeler was the Vice President of Sulzer Vascutek, a worldwide leader of large diameter, synthetic vascular grafts. From May 1987 to October 1996, Mr. Wheeler was Director of Sales and Marketing, in both international and domestic operations for IMPRA, Inc., a vascular graft manufacturer. Mr. Wheeler attended Lebanon Valley College in Pennsylvania and has completed individual courses at the UCLA John B. Anderson Graduate School of Business Administration.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers and employees. A copy of the code of ethics will be provided free of charge upon written request to our Secretary at the address shown on the coverage page of this report and is accessible, free to charge at our Internet website, http://www.cardima.com. If we grant waivers from or make amendments to this code of ethics that are required to be disclosed pursuant to the Securities Exchange Act of 1934 or applicable listing requirements, we will make those disclosures on our website within four business days following the date of such waiver or amendment. Our website and the information contained in or connected to our website are not part of this report.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure will be contained in our 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The response to this item will be contained in our 2005 Proxy Statement under the caption “Compensation of Directors” and “Compensation of Executive Officers,” and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be contained in our 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Information about securities authorized for issuance under our equity compensation plans will be contained in our 2005 Proxy Statement under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item will be contained in our 2005 Proxy Statement under the caption “Certain Transactions,” and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our 2005 Proxy Statement under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

Our financial statements are indexed on page F-1.

(2)    Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

All other information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted

(3)    Exhibits

See paragraph (b) below.

(b)    Exhibits

Exhibits No.	Description of Exhibits
3.1(1)	Certificate of Incorporation, as amended, of Cardima.
3.2(2)	Bylaws of Cardima.
4.1(2)	Form of Common Stock Certificate.
4.2(3)	Rights Agreement, dated May 20, 2002, between Cardima and American Transfer & Trust Company, a New York Corporation.
10.1(4)	1993 Stock Option Plan, as amended.
10.2(2)	1997 Directors’ Stock Option Plan.
10.3(2)	1997 Employee Stock Purchase Plan.
10.4(2)	Form of Indemnification Agreement.
10.6(2)	License Agreement dated May 21, 1993, between Cardima and Target Therapeutics, Inc.
10.7(2)	Lease dated April 25, 1994, between Cardima and State of California Public Employees’ Retirement System.
10.8(2)	Sublease dated November 14, 1996, between Cardima and Target Therapeutics, Inc.
10.9(2)	Master Lease Agreement dated January 26, 1996, between Cardima and Comdisco, Inc., together with Equipment Schedules VL-1, VL-2 and VL-3.
10.16(2)	Form of Common Stock Warrant issued to certain investors from April 1995 to December 1995.
10.17(2)	Warrant Agreement dated January 23, 1996, between Cardima and Comdisco, Inc., together with the Series D Preferred Stock Warrant.
10.18(2)	Electrophysiology Catheter License Agreement dated May 17, 1994, between Cardima and BSI Corporation, together with the Credit Pool Agreement of same date.
10.19(2)	Distribution Agreement dated June 15, 1995, between Cardima and Paramedic Co., Ltd.
10.20(2)	Distribution Agreement dated July 14, 1995, between Cardima and Werfen Distribution AG, together with the May 15, 1996 letter amendment.
10.21(2)	Employment Agreement dated May 21, 1993, between Cardima and Gabriel B. Vegh.
10.23(2)	Warrant Agreement dated April 7, 1997, between Cardima and Comdisco, Inc.
10.24(2)	Distribution Agreement dated April 1, 1997, between Cardima and Cardiologic, GmbH.
10.25(5)	Master Loan and Security Agreement dated June 1998, between Cardima and Transamerica Business Credit Corp.
10.27(6)	Form of Share Purchase Warrant issued to Sunrise Securities, Inc.
10.36+(7)	Agreement dated December 19, 2000, between Cardima and Medtronic Inc.

Exhibits No.	Description of Exhibits
10.38(8)	Form of Warrant for common stock of Cardima issued to AmeriCal Securities, Inc.
10.39(9)	Form of Warrant for common stock of Cardima issued in connection with the August 2002 private placement.
10.40(10)	Form of Warrant for common stock of Cardima issued in connection with the December 2002 private placement.
10.41(11)	Form of Warrant for common stock of Cardima issued to Gruntal & Co.
10.42(12)	Form of Warrant for common stock of Cardima issued to the Investor Relations Group.
10.43(13)	Form of Warrant for common stock of Cardima issued in connection with the March 2003 private placement.
10.44(14)	Form of Warrant for common stock of Cardima issued in connection with the March 2003 private placement.
10.45(15)	Form of Warrants for common stock of Cardima issued in connection with the March 2003 private placement.
10.46(16)	Form of Investor Common Stock Purchase Warrant.
10.47(17)	Form of Placement Agent Common Stock Purchase Warrant in connection with the August 2003 private placement.
10.48(18)	Form of Investor Warrant.
10.49(19)	Form of Warrant to purchase shares of common stock of Cardima issued in connection with the December 2003 private placement.
10.50(20)	Form of Warrant to purchase shares of common stock of Cardima issued in connection with the December 2003 private placement.
10.51(21)	Form of Warrant to purchase shares of common stock of Cardima in connection with the December 2003 private placement.
10.52(22)	Separation Agreement and Release of Claims with former Chief Financial Officer.
10.53(23)	2003 Stock Option Plan.
10.54	Form of Stock Option Agreement under the 2003 Stock Option Plan.
10.55(24)	Amended Executive Agreement between Cardima and Gabriel B Vegh.
10.56(25)	Amended Executive Agreement between Cardima and William Wheeler.
10.57(26)	Amended Executive Agreement between Cardima and Victor Barajas.
10.58(27)	Amended Executive Agreement between Cardima and Eric K. Chan.
10.59(28)	Securities Purchase Agreement between Cardima and certain purchasers, relating to the November 2004 private placement.
10.60(29)	Registration Rights Agreement between Cardima and certain purchasers, relating to the November 2004 private placement.
10.61(30)	Form of Common Stock Purchase Warrant issued in connection with the November 2004 private placement.
10.62	Engagement Letter and Agreement between Cardima and Barry D. Michaels.
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C.
32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on August 13, 2004.

(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A (File No. 000-22419) filed on May 22, 2002.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003

(5)	Incorporated by reference to the exhibit of the same number filed with the Company’s statement on Form 10-Q (File No. 000-22419) filed on August 12, 1998.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on February 2, 1999.

(7)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-22419) filed on November 13, 2000.

(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (File No. 333-64536) filed on July 3, 2001.

(9)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on September 19, 2002.

(10)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on January 29, 2003.

(11)	Incorporated by reference to Exhibit 10.43 filed with the Company’s Registration Statement on Form S-3 (File No. 333-102837) filed on February 12, 2003.

(12)	Incorporated by reference to Exhibit 10.42 filed with the Company’s Registration Statement on Form S-3 (File No. 000-22419) filed on February 12, 2003.

(13)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(14)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(15)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-3 (File No. 333-104791) filed on April 28, 2003.

(16)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(17)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-108778) filed on September 12, 2003.

(18)	Incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(19)	Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(20)	Incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(21)	Incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-3 (File No. 333-112165) filed on January 23, 2004.

(22)	Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q/A (File No. 000-22419) filed on March 25, 2004.

(23)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-106922) filed on July 10, 2003.

(24)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 10, 2004.

(25)	Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 10, 2004.

(26)	Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 10, 2004.

(27)	Incorporated by reference to Exhibit 99.4 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 10, 2004.

(28)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 19, 2004.

(29)	Incorporated by reference to Exhibit 99.2 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 19, 2004.

(30)	Incorporated by reference to Exhibit 99.3 filed with the Company’s Current Report on Form 8-K (File No. 000-22419) filed on November 19, 2004.

+	Confidential treatment has been granted with respect to certain portions of this exhibit, which have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 31, 2005	CARDIMA, INC.

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

NAME	TITLE	DATE

/s/ Gabriel B. Vegh Gabriel B. Vegh	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2005

/s/ Barry D. Michaels Barry D. Michaels	Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Jesse D. Erickson Jesse D. Erickson	Director	March 31, 2005

/s/ Rodolfo C. Quijano, Ph.D. Rodolfo C. Quijano, Ph.D., M.D.	Director	March 31, 2005

/s/ Phillip Radlick, Ph.D. Phillip Radlick, Ph.D.	Director	March 31, 2005

/s/ Lawrence J. Siskind. Lawrence J. Siskind	Director	March 31, 2005

CARDIMA, INC.

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the 2004 and 2003 schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2004 and 2003 schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO Seidman, LLP

San Francisco, California

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cardima, Inc.

We have audited the statements of operations, stockholders’ equity, and cash flows of Cardima, Inc. for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Cardima, Inc.’s operations and its cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/    Ernst & Young LLP

Palo Alto, California

February 7, 2003

CARDIMA, INC.

BALANCE SHEETS

(In thousands except per share amounts)

	December 31,
	2004	2003
A S S E T S
Current assets:
Cash and cash equivalents	$3,854	$6,446
Accounts receivable, net of allowances for doubtful accounts of $35 and $87 at December 31, 2004 and 2003, respectively	303	299
Inventories	878	991
Prepaid expenses	456	325
Notes receivable from officers	575	—
Other current assets	38	31

Total current assets	6,104	8,092
Property and equipment, net	395	554
Notes receivable from officers	—	626
Other assets	38	38

	$6,537	$9,310

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$870	$910
Accrued compensation	604	869
Warrant liability	—	658
Other current liabilities	321	279
Credit obligation	79	125
Deferred rent	41	—
Capital lease obligation—current portion	31	42

Total current liabilities	1,946	2,883
Deferred rent	—	45
Capital lease obligation—noncurrent portion	52	82

Commitments and contingencies (Note 2)

Stockholders’ equity (Note 3):
Common stock, $0.001 par value; 150,000,000 shares authorized, 101,305,613 and 80,333,798 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	117,973	109,988
Accumulated deficit	(113,434)	(103,688)

Total stockholders’ equity	4,539	6,300

Total liabilities & equity	$6,537	$9,310

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$2,366	$2,242	$2,228
Cost of goods sold	2,608	3,114	3,594

Gross Margin	(242)	(872)	(1,366)
Operating expenses:
Research and development	3,947	4,951	4,530
Selling, general and administrative	5,528	6,566	6,787

Total operating expenses	9,475	11,517	11,317

Operating loss	(9,717)	(12,389)	(12,683)
Interest and other income	18	72	75
Interest expense	(14)	(14)	(19)
Non-cash expense	(33)	(904)	—

Net loss	$(9,746)	$(13,235)	$(12,627)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.28)

Shares used in computing basic and diluted net loss per share	85,703	66,256	45,586

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	No. of Shares	Common Stock	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2001	42,528,143	$86,583	$(77,826)	$8,757
Issuance of 18,325 shares of common stock for cash upon exercise of employee stock options at $0.34—$1.22 per share	18,325	17	—	17
Issuance of 308,499, shares of common stock for cash in employee stock purchase plan at $0.48—$1.04 per share	308,499	176	—	176
Issuance of 11,539,297 shares of common stock through private placements	11,539,297	7,534	—	7,534
Stock-based compensation expense (credit) related to stock option repricing	—	(432)	—	(432)
Deferred expense related to issuance of warrants	—	98	—	98
Compensation expense for options granted to non-employees	—	27	—	27
Net Loss	—	—	(12,627)	(12,627)

Balances at December 31, 2002	54,394,264	94,003	(90,453)	3,550
Issuance of 7,025 shares of common stock for cash upon exercise of employee stock option at $0.34—$ 0.70 per share	7,025	4	—	4
Issuance of 253,591 shares of common stock for cash upon exercise of employee stock options at $0.59—$0.62 per share	253,591	155	—	155
Issuance of 25,599,938 shares of common stock through private placements, net of issuance costs	25,599,938	14,745	—	14,745
Stock compensation expense for vesting of stock options granted to employees	—	79	—	79
Stock compensation expense for options granted to non-employees	—	51	—	51
Reclassification of August 2003 warrant liability to equity upon registration	—	904	—	904
Issuance of 78,980 shares of common stock at $0.8245-$0.935 per share through warrant exercises	78,980	47	—	47
Net Loss	—	—	(13,235)	(13,235)

Balances at December 31, 2003	80,333,798	109,988	(103,688)	6,300
Issuance of 265,322 shares of common stock for cash upon exercise of employee stock option at $0.59—$0.3145 per share	265,322	111	—	111
Issuance of 40,252 shares of common stock through cashless exercise of warrants	40,252	—	—	—
Issuance of common stock through exercises of stock options	55,963	19	—	19
Issuance of 16,465,439 common stock through private placements, net of issuance costs	16,465,439	4,084	—	4,084
Stock compensation expense for vesting of stock options granted to non-employees	—	10	—	10
Stock compensation expense for options granted to non-employees	—	55	—	55
Issuance of 4,144,839 shares of common stock at $0.7282 and $0.8375 per share as Warrant Exercise from August 2003 Private Placement	4,144,839	3,120	—	3,120
Reclassification of December 2003 warrant liability to equity upon registration	—	691	—	691
Advisor Fees & issuance costs related to December 2003 private placement	—	(105)	—	(105)
Net Loss	—	—	(9,746)	(9,746)

Balances at December 31, 2004	101,305,613	$117,973	$(113,434)	$4,539

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,746)	$(13,235)	$(12,627)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	251	622	974
Non-cash stock-based compensation	66	130	(405)
Derivative revaluation	33	904	—
Loss on disposal of assets	5	9	22
Non-cash interest (income) charge on notes receivable from officers	51	(31)	(30)
Changes in operating assets and liabilities:
Accounts receivable, net	(4)	19	(17)
Inventories, net	113	235	338
Prepaid expenses	227	215	(521)
Other current assets	—	51	(25)
Other assets	(7)	51	107
Accounts payable	(40)	(1,119)	466
Accrued employee compensation	(265)	(369)	144
Other current liabilities	42	3	234
Deferred rent	(4)	41	(15)

Net cash used in operating activities	(9,278)	(12,474)	(11,355)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(97)	(155)	(703)

Net cash used in investing activities	(97)	(155)	(703)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(445)	81	76
Payments of issuance costs	(522)	—	—
Net proceeds from sale of common stock	7,750	15,609	7,825

Net cash provided by financing activities	6,783	15,690	7,901

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,592)	3,061	(4,157)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,446	3,385	7,542

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,854	$6,446	$3,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$13	$15	$19

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$—	$98	$—
Financing of insurance premium	358	297	251

See accompanying summary of accounting policies and notes to financial statements.

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

As of December 31, 2004 the Company had cash and cash equivalents on hand of $3.9 million, working capital of $4.2 million, and an accumulated deficit of approximately $113.4 million. Management expects to continue to incur additional losses in the foreseeable future as the Company completes its key clinical trial in the United States, commercialization of the REVELATION Tx in the United States and the commercialization of the REVELATION Helix in Europe. Our management believes that our cash balances will be sufficient to fund planned expenditures only for a very limited period of time, although the actual amount of expenditures is inherently uncertain. We are evaluating various courses of action including selling or licensing some of our proprietary technology. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms which substantially restrict our ability to raise the further funding that we will need to continue our operations. Any failure by us to obtain additional funding will have a material effect on us and will likely result in our inability to continue as a going concern. Our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

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

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, Revenue Recognition, when all of the following criteria are met: a) Persuasive evidence of an arrangement exists (purchase orders from customers); b) Prices are fixed and determinable (purchase orders from customers and our invoices); c) Shipment of the product has occurred and title of products transferred at the point of shipment (shipping documents); and d) Payment of the product is reasonably assured and no substantive obligations to the customer remain (collectibility is reasonably assured by the Company making sure that credit is extended to credit worthy customers). Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. Title and risk of loss are assumed by the distributors and end users at shipping point.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. Manufacturing Cost of Goods Sold of $493,000 in 2003, related to support staff costs, has been reclassified to Research and Development.

Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44 “Accounting for Certain Transactions Involving Stock Compensation”.

Compensation expense is based on the difference, if any, between the fair value of the Company’s common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recordable as “Deferred stock compensation” in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS)123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years ended December 31,
	2004	2003	2002
Net loss applicable to common shareholders—as reported	$(9,746)	$(13,235)	$(12,627)
Add:
Stock-based employee compensation expense included in reported net income, net of applicable tax effects	—	130	(432)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax effects	(1,039)	(1,129)	(652)

Pro forma net loss applicable to common shareholders	$(10,785)	$(14,234)	$(13,711)

Basic and diluted net loss per share applicable to common shareholders—as reported
As reported	$(0.11)	$(0.20)	$(0.28)
Pro forma	$(0.13)	$(0.21)	$(0.30)

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Expected life (years)	4.0	4.0	4.0
Interest Rate	3.0%	2.0%	2.5%
Volatility	127%	129%	85%
Dividend Yield	0%	0%	0%

Net Loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

	2004	2003	2002
Warrants	24,717,722	22,336,445	11,449,236
Stock Options	6,684,112	6,693,513	4,417,829

Total Options and Warrants	31,401,834	29,029,958	15,867,065

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with original maturity of three months or less to be cash equivalents. The Company did not hold any short term investments at December, 31, 2004 or 2003. Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2004	2003
Cash and cash equivalents:
Cash	$176	$189
Money market funds	3,678	6,257

Total cash and cash equivalents	$3,854	$6,446

Accounts Receivable

Accounts receivables are customer obligations due under normal trade terms. We sell products directly to hospitals within the U.S. and to distributors who sell to hospitals in Europe and Asia. The Company generally does not require collateral. Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. When the prospect of collectibility of an accounts receivable balance is determined to be low, based on the age of the invoice, or over 90 days, the Company would provide for such balances in its allowance for doubtful accounts. If all attempts to collect a receivable fail, the receivable would be written off against the allowance.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$152	$336
Work-in-process	99	164
Finished goods	627	491

	$878	$991

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $655,000 and $412,000 at December 31, 2004 and 2003, respectively. The Company reserves for inventory which is slow moving and inventory with expiring shelf life and inventory that has become obsolete as a result of technological advancements.

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

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Equipment	$3,216	$3,138
Leasehold improvements	218	218

	3,434	3,356
Less accumulated depreciation and amortization	(3,039)	(2,802)

	$395	$554

Equipment includes property and equipment financed under capital leases which were $150,000 and $152,000 at December 31, 2004 and 2003, respectively. Accumulated amortization related to leased assets was $30,000 and $23,000 at December 31, 2004 and 2003, respectively.

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. During the year ended December 31, 2004, December 31, 2003 and December 31, 2002 revenues to our largest customer Paramedics Co. LTD in Japan comprised 36%, 38% and 33% of the Company’s total net product sales. No other single customer represented greater than 10% of product sales in the years 2004, 2003 and 2002, respectively. Accounts receivable from this customer was $165,000 and $201,000 at the end of 2004 and 2003, respectively. Net sales in Europe in 2004 dropped by 21% compared to 2003, while sales in Asia in 2004 increased by 1% compared to 2003. The total export sales represented 52% of net sales for the year ended December 31, 2004. Japan was the only country that accounted for more than 10% of the Company’s net sales in 2004. Japan represented 36% of net sales in 2004, 38% in 2003 and 33% in 2002. Allowances for doubtful accounts were $35,000 and $86,000 as of December 31, 2004 and 2003, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2004		2003		2002
United States	$1,142	48%	$913	41%	$729	33%
Germany	176	8%	334	15%	435	20%
Europe—Other	175	7%	109	5%	299	13%
Asia—Japan	857	36%	847	38%	741	33%
Canada	16	1%	39	1%	24	1%

TOTAL NET SALES:	$2,366		$2,242		$2,228

The Company purchases certain key components of its products for which there are relatively few alternative sources of supply including the hydrophilic coating for certain of its microcatheters, from sole or limited source supplies. Establishing additional or replacement suppliers for any of the numerous components used in the Company’s products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company’s products would limit the Company’s ability to manufacture its products and would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company operates in only one segment, the manufacturing and sale of device-based medical therapies.

Fair Value of Financial Instruments

The Company’s financials instruments at December 31, 2004 and 2003 consist of cash and cash equivalents, accounts receivable, notes receivable from officers, accounts payable, warrant liabilities, credit obligations and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Recent Accounting Pronouncements

In the fourth quarter of 2004, the FASB issued and renamed SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, and supersedes ABP No. 25. SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the period during which an employee is required to provide services (usually the vesting period). The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R eliminates the alternative to use ABP No. 25’s intrinsic value method of accounting, under which issuing stock options to employees generally resulted in recognition of no compensation cost. Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Cardima has not yet determined the phase-in method or potential effects on the Company’s future results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financials instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financials instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the financial statements.

2.    Commitments and Contingencies

The Company leases facilities under an operating lease, which has been extended through November 2005. Upon expiration of the lease, we intend to enter into a new lease in the existing location but with less square footage. The Company also leases certain equipment under non-cancelable capital leases. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands).

	Operating Lease	Capital Leases
Year ending December 31:
2005	$481	$37
2006	—	27
2007	—	26
2008	—	4

Total minimum payments required	$481	94

Less amount representing interest		(11)

Present value of future lease payments		83
Less current portion		(31)

Noncurrent portion		$52

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $503,000 in 2004, $487,000 in 2003 and $291,000 in 2002.

The cost of assets recorded under capital leases at December 31, 2004 and 2003 was $150,000 and $152,000 respectively and the related accumulated depreciation is $51,000 and $23,000, respectively.

The Company currently is a party to various legal proceedings and claims, including claims from private placements agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse event on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time.

3.    Stockholder’s Equity

The Company is authorized to issue two classes of stock, common stock and preferred stock. The total number of shares of common stock authorized to be issued is one hundred fifty million, par value $0.001 per share, and the total number of shares of preferred stock authorized to be issued is five million, par value $0.001 per share.

Preferred stock

The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Series A preferred stock is non-redeemable, and has certain liquidation preferences. There were no shares of preferred stock outstanding at December 31, 2004, 2003, and 2002.

Equity Transactions from 2002 through 2004

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

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On November 24, 2004, we sold by means of a private placement 16,465,439 shares of our common stock at a price of $0.2733 per share for net proceeds of approximately $4.1 million. In addition, we issued to the investors four-year warrants to purchase 6,586,165 shares of our common stock at an exercise price of $0.4295 per share. The warrants will be exercisable beginning on May 24, 2005 until May 23, 2009. We paid to the parties that acted as our agents in connection with this private placement a total of $330,000 in cash and we issued identical warrants to purchase 987,926 shares of our common stock at an exercise price of $0.4295 as additional consideration for the placement agents in this transaction. Under the agreements with the investors, with certain limited exceptions, we are contractually prohibited from issuing common stock or securities convertible into or exercisable for common stock before April 12, 2005 and we are also restricted from issuing common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005. We are also restricted from issuing certain types of convertible securities while these shares are outstanding.

2003 Stock Option Plan

On April 17, 2003 Cardima Board of Directors adopted the 2003 Stock Option Plan (the “Stock Plan”). The Stock Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase Common Stock of the Company. Options granted under the Stock Plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the Stock Plan, 4,200,000 shares of Common Stock have been reserved for issuance. Under the plan any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for the grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

Under the Stock Plan, except 10% stockholders, the exercise price of incentive stock option will not be less than 100% of the fair value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. Standard option issuances are for grants with vesting periods of four years with one year 25% cliff vesting and ratable monthly vesting thereafter. However, in no event shall an incentive stock option granted under the Stock Plan be exercisable more than 10 years from the date of the grant, and in the case of 10% stockholders, no more than 5 years from the date of the grant.

The following table summarizes plan shares and options outstanding under the Stock Plan at December 31, 2004:

		Outstanding Options
	Shares Available	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Shares Reserved 2003	2,200,000	—
Options Granted	(718,535)	718,535	$0.71-$1.24	$0.86
Options cancelled	3,000	(3,000)	$1.24	$1.24

Balance as of 12/31/2003	1,484,465	715,535	$0.71-$1.24	$0.86
Shares Reserved 2004	2,000,000	—
Options Granted	(1,763,000)	1,763,000	$0.38-$1.05	$0.95
Options Cancelled	432,535	(432,535)	$0.66-$0.71	$0.71

Balance as of 12/31/2004	2,154,000	2,046,000	$0.37-$1.24	$0.95

At December 31, 2004, 619,855 options were outstanding and exercisable under the Stock Plan. All options granted in 2004 and 2003 were granted at exercise price equal to the common stock’s fair value. The fair values of options granted under the Stock Plan was $0.22 and $0.20 per share for 2004 and 2003.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of shares Exercisable	Weighted- Average Exercise Price
$0.37-$0.38	181,750	9.8	$0.38	—	$0.38
$0.66-$1.00	416,250	9.2	$0.78	301,980	$0.82
$1.01-$1.24	1,448,000	9.1	$1.07	317,875	$1.08

	2,046,000	9.2	$0.95	619,855	$0.95

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 7,650,690 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall be not less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

The 1993 Stock Option Plan expired on June 10, 2003, and no additional grants will be made under this plan.

The following table summarizes option outstanding under the 1993 Stock Option Plan at December 31, 2004:

	Shares Available	Outstanding Options
		Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at December 31, 2001	3,179,344	2,517,313	$0.34-$7.00	$1.16
Additional shares reserved	1,500,000	—	—	—
Options granted	(1,916,403)	1,916,403	$0.69-$1.50	$1.49
Options exercised	—	(14,325)	$0.82-$1.52	$1.43
Options forfeited	75,562	(75,562)	$0.34-$2.56	$1.23

Balance at December 31, 2002	2,838,503	4,343,829	$0.34-$7.00	$1.30
Options granted	(2,120,998)	2,120,998	$0.71-$1.42	$1.03
Options exercised	—	(7,025)	$0.34-$0.70	$0.50
Options forfeited	561,824	(561,824)	$0.34-$2.56	$1.26
Options expired due to plan termination	(1,279,329)	—	—	—

Balance at December 31, 2003	—	5,895,978	$0.34-$7.00	$1.21
Additional shares reserved	—	—	—	—
Options granted	—	—	—	—
Options exercised	—	(55,953)	$0.34	$0.34
Options forfeited	—	(1,291,913)	$0.34-$3.25	$1.29

Balance at December 31, 2004	—	4,548,112	$0.34-$7.00	$1.20

At December 31, 2004, 2003 and 2002 3,404,130, 3,616,250 and 2,126,437 options were outstanding and exercisable under the plan, respectively. There were no options granted in 2004. All options granted in 2003, and 2002 were granted at market value. The fair value of options granted under the plan were $0.19 and $0.12 per share for 2003 and 2002, respectively.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding under this plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of shares Exercisable	Weighted- Average Exercise Price
$0.34-$1.00	490,937	6.4	$0.36	448,294	$0.35
1.01- 1.10	1,421,714	8.1	$1.03	695,839	$1.03
1.11- 1.20	583,265	4.1	$1.16	583,265	$1.16
1.21- 1.40	276,000	5.8	$1.22	275,999	$1.22
1.41- 1.60	1,548,859	6.1	$1.48	1,178,316	$1.47
1.61- 2.60	190,215	4.6	$1.97	185,294	$1.98
2.61- 7.00	37,122	3.4	$3.54	37,122	$3.54

$0.34-$7.00	4,548,112	6.4	$1.20	3,404,130	$1.21

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

Of the initial 462,576 shares that were repriced, 432,876 shares have been cancelled, 29,700 shares have been exercised and no shares remain outstanding as of December 31, 2004. The cumulative non-cash compensation expense from the re-valuation of these re-priced options is $25,000 from the date of re-pricing in 2000 until December 31, 2004. No expense related to the re-pricing was recorded in 2004 or 2003 because the closing prices at each applicable reporting date during 2004 and 2003 was below the repriced exercise price of $1.16 per share and therefore, no adjustment was required. No re-priced options remain outstanding; therefore, no additional compensation expense will be recognized in the future.

1997 Directors’ Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan. A total of 200,000 shares of common stock have been reserved for issuance under this plan. This plan provides for the grant of non-statutory stock options to non-employee directors of the Company. In 2004, options to purchase 8,000 shares were granted with a weighted average exercise price of $0.87. In 2004, no options were cancelled and no options were exercised. A total of 90,000 options are outstanding and exercisable under this plan.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding under the 1997 Director’s Stock Option Plan at December 31, 2004:

	Shares Available	Outstanding Options
		Number of Shares	Price Per Share	Weighted- Average Exercise Price
Balance at December 31, 2001	108,000	92,000	$0.88-$2.13	$1.71
Options granted	(8,000)	8,000	$1.45	$1.45
Options exercised	—	(4,000)	$0.88-$1.16	$1.02
Options forfeited	22,000	(22,000)	$1.94-$2.13	$2.11

Balance at December 31, 2002	122,000	74,000	$0.88-$1.94	$1.60
Options granted	(8,000)	8,000	$0.84-$0.84	$0.84

Balance at December 31, 2003	114,000	82,000	$0.84-$1.94	$1.53
Options granted	(8,000)	8,000	$0.87	$0.87

Balance at December 31, 2004	106,000	90,000	$0.84-$1.94	$1.47

On December 31, 2004, options covering 90,000 shares were outstanding and exercisable under the 1997 Directors Plan. All options granted in 2004 were granted at exercise prices equal to the common stock’s fair value. The fair values of options granted under the plan was $0.27, $0.43 and $0.74 per share for 2004, 2003 and 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.84-$1.25	40,000	7.4	$1.06	40,000	$1.06
$1.26-$1.94	50,000	4.1	$1.80	50,000	$1.80

$0.84-$1.94	90,000	5.6	$1.47	90,000	$1.47

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase, as amended, and has reserved 1,750,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2004, 1,217,159 shares of common stock have been issued under the purchase plan. In 2004, 2003, and 2002, a total of 264,364, 253,591, and 308,499 shares were issued under the plan.

Stock Based Compensation

On July 29, 2003, we agreed to issue to a physician as compensation for consulting services to be provided by that physician’s group, options to purchase 422,535 shares of our common stock at an exercise price of $0.71

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

per share. The options become exercisable upon the achievement of specific milestones as defined in the related consulting and options agreements. As of December 31, 2003, the company determined that 55,000 shares had become exercisable based on milestone achievements through that date. A Black-Scholes calculation was used to record $30,000 non-cash compensation expense during 2003 for outside consulting fees. No additional shares were vested in 2004 and no expense was recorded during 2004. All of these options expired by the end of 2004.

On October 22, 2003, the Board of Directors agreed to grant accelerated vesting and an extended exercise period for the stock options granted to a senior officer of the company as part of a negotiated separation agreement. All affected options were reclassified from Incentive Stock options to Non-Qualified options and a non-cash stock compensation expense was taken for the unvested portion of options with exercise prices below market value, as of the date of Board Approval. The non-cash stock compensation expense of $79,000 recorded in 2003 was based on the acceleration of vesting for 302,917 shares with exercise prices of $0.34 and $1.03.

On June 30, 2003, the Board of Directors approved a grant of 100,000 non-qualified stock options to a consultant with an immediate vesting of one third of the shares and monthly vesting for the remaining portion of the grant, over a two year term. A Black-Scholes calculation was used to record $9,000 and $21,000 of non-cash stock compensation expense in 2004 and 2003, respectively.

On February 12, 2004, the Board of Directors approved a grant of 100,000 non-qualified stock options to a consultant with monthly vesting of shares over a four year term. A Black-Scholes calculation was used to record $11,000 of non-cash stock compensation expense for the period of February through December 2004.

On March 5, 2003, the Board of Directors granted non-statutory stock options to certain directors of the corporation to purchase 121,998 shares of common stock at $1.03 per share and with immediate vesting. A Black-Scholes calculation was used to record $55,000 of non-cash stock compensation expense in 2004.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Warrants

The following table summarizes information about warrants outstanding at December 31, 2004 and the number of shares of common stock that the holder is entitled to purchase:

Date	In Connection With	Price Range	Outstanding	Expiration Date
02/00	Private Placement, includes anti-dilutive shares	$0.89-$1.27	2,580,381	02/05
05/01	Private Placement	$0.638	1,074,691	05/05
06/01	Finance Consulting for Private Placement	$1.20	225,000	06/06
08/01	Private Placement	$1.91-$2.07	1,411,235	08/05
08/01	Private Placement Commission	$1.40-$1.52	282,247	08/05
08/02	Private Placement	$0.90	2,025,991	08/06
08/02	Private Placement	$1.285	58,365	08/06
08/02	Private Placement Commission	$0.792-$1.13	698,287	08/06
10/02	Finance Consulting for Public Relations	$0.90	160,000	10/07
12/02	Private Placement	$0.825	1,932,000	12/06
12/02	Private Placement Commission	$0.8245	435,999	12/06
01/03	Private Placement	$0.825	505,332	01/07
03/03	Private placement	$1.250	1,176,470	03/07
03/03	Private Placement Commission	$0.935	294,117	03/07
04/03	Private Placement	$0.935-$1.25	1,758,234	04/07
04/03	Private Placement Commission	$1.340	404,440	04/07
08/03	Private Placement Commission	$0.779-$0.838	721,552	08/08
12/03	Private Placement	$0.957	1,074,993	12/07
12/03	Private Placement Commission	$0.957-$1.238	324,297	12/08
11/04	Private Placement	$0.4295	6,586,165	11/09
11/04	Private Placement Commission	$0.4295	987,926	11/09

	Total Warrants Outstanding		24,717,722

On August 5, 2002, the Company issued warrants to purchase an aggregate of 2,036,491 shares of our common stock at an exercise price of $0.90 per share in connection with the August 2002 private placement transaction. The Company also issued warrants to purchase an aggregate of 678,832 shares of our common stock at an exercise price of $0.792 as additional commission for the placement agent in this transaction. The warrant issued to the placement agent is not redeemable. The warrants issued to the investors are redeemable at a purchase price of $0.01 per warrant at the Company’s option of its common stock closes at or above $1.44 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem.

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On August 12, 2002, the Company issued warrants to purchase an aggregate of 58,365 shares of our common stock at an exercise price of $1.285 per share in connection with the August 2002 private placement transaction. The Company also issued warrants to purchase an aggregate of 19,455 shares of our common stock at an exercise price of $1.131 as additional commission for the placement agent in this transaction. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $2.056 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem. The warrant issued to the placement agent is not redeemable.

On December 31, 2002, the Company issued warrants to purchase an aggregate of 1,962,000 shares of our common stock at an exercise price of $0.825 per share in connection with the December 2002 private placement transaction. In connection with this transaction, the Company also issued warrants to purchase an aggregate of 435,999 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain “cashless exercise” provisions.

On January 22, 2003, the Company issued warrants to purchase an aggregate of 438,000 shares of our common stock at an exercise price of $0.825 per share in connection with the January 2003 private placement transaction. The Company also issued warrants to purchase an aggregate of 97,332 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain “cashless exercise” provisions.

On March 28, 2003, the Company issued warrants to purchase an aggregate of 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.70 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem. The Company also issued warrants to purchase an aggregate of 293,117 shares of our common stock at an exercise price of $0.935 as additional commission for the placement agents in this transaction. The warrants issued to the placement agents are not redeemable.

On April 11, 2003, the Company issued warrants to purchase an aggregate of 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.70 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem. The Company also issued warrants to purchase an aggregate of 448,557 shares of our common stock at an exercise price of $0.935 as additional commission for the placement agents in this transaction. The warrants issued to the placement agents are not redeemable.

In August 2003, the Company issued redeemable warrants to purchase an aggregate of 4,104,582 shares of our common stock at exercise prices of $0.7282 to $0.8338 per share. In connection with this transaction, the Company also issued warrants to purchase 761,869 shares of our common stock at exercise prices of $0.8375 to $1.1025 per share as commission for the placement agents in this transaction. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.0592, $1.1328 or $1.2128, respectively, for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem.

On December 19, 2003, the Company issued warrants to purchase an aggregate of 1,074,993 shares of our common stock at an exercise price of $0.957 per share. The warrants became exercisable beginning June 19, 2004, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock or other securities during the six-month period between the closing and June 19, 2004. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.70 per share for fifteen

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem. The Company also issued warrants to purchase an aggregate of 303,608 shares of our common stock at an exercise price of $0.957 per share and an aggregate of 20,689 shares of our common stock at an exercise price of $1.2375 per share as additional commission for the placement agents in this transaction. The warrants issued to the placement agents are not redeemable.

On March 17, 2004, all of the warrants issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and 18, 2003, were exercised for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. Cardima issued a notice of redemption on October 10, 2003 in connection with its election to redeem all outstanding warrants issued on August 13, 2003. Total net proceeds from the exercise of these warrants were $3.1 million.

On November 24, 2004, the Company issued warrants to purchase an aggregate of 6,586,165 shares of our common stock at an exercise price of $0.4295 per share. The warrants will be exercisable beginning on May 24, 2005. We also issued to the parties that acted as our placement agents in connection with this private placement warrants to purchase 987,926 shares of our common stock at an exercise price of $0.4295 per share. In addition, we adjusted certain warrants to purchase our common stock that were issued in the February 25, 2000 private placement, as required by these warrants’ anti-dilution provisions. The number of shares of common stock issuable upon exercise of these warrants increased by 372,088.

The holders of the August and December 2003 warrants have registration rights that required the Company to file and have declared effective a registration statement with the SEC to register the resale of the common stock issuable upon exercise of the warrants. Under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” the ability to have an effective registration of stock is deemed to be outside of the Company’s control. Therefore, the August 2003 warrants were valued at inception and revalued on the effective date of the registration statement. The net change in the fair value of the August 2003 warrants on the two valuation dates were expensed as other non-cash expense of $904,000 for the year ended December 31, 2003. The December 2003 warrants were valued at inception and revalued at the balance sheet date (December 31, 2003), as the registration statement for these warrants occurred subsequent to 2003 year-end. There was no change in the fair value of the December 2003 warrants between the two valuation dates noted above, and hence, no amounts were expensed as other non-cash expense for the year ended December 31, 2003. As the registration was not yet declared effective by December 31, 2003, the $658,000 fair value of December 2003 warrants is reported on the balance sheet as Warrant liability at December 31, 2003. On February 12, 2004, the registration statement for the December 2003 warrants was declared effective with the SEC. Accordingly, a net increase in the fair value from December 31, 2003 to the date of effectiveness of $33,000 was expensed as non-cash expense in the first quarter 2004, and the $691,000 warrant value on February 12, 2004 was reclassified to equity.

The Company has reserved 24,717,722 shares of common stock for issuance upon exercise of the warrants described above.

The investors who participated in the December 31, 2002 and January 22, 2003 closings of our private placement and the warrants held by the participants in our 1999 and 2000 private placements have anti-dilution protections that have been triggered in certain instances.

In addition, the purchase agreements signed in connection with the December 31, 2002 and the January 22, 2003 closings of our recent private placement provide that if at any time during the two year period beginning on the respective closing dates of that placement our common stock is delisted from the Nasdaq National SmallCap

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the Nasdaq National SmallCap Market.

4.    Notes Receivable from Officers

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate, and is due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 31, 2004, the balance of the loan is approximately $357,084, including approximately $78,585 of accrued interest. The note receivable and accrued interest are included in the accompanying balance sheet.

In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate and is due and payable in a single lump sum forty-eight months from the note date, or June 2005. The Board of Directors amended Mr. Wheeler’s agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2004, the balance of the loan is approximately $ 217,531 including approximately $25,031 of accrued interest. The note receivable and accrued interest are included in the accompanying balance sheet.

5.    Income Taxes

There has been no provision for federal or state income taxes for any period as the Company has incurred losses in all periods.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

	2004	2003	2002
Tax Benefit at expected federal rate	(34.0)%	(34.0)%	(34.0)%
Research and development credits	(3.5)%	(1.5)%	(1.1)%
Non-deductible derivative and other expense	3.7%	3.2%	0.0%
Change in deferred tax asset reserves	40.1%	26.7%	37.6%
Other	(6.3)%	5.6%	(2.5)%

	0.0%	0.0%	0.0%

As of December 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $108,860,000 and $27,020,000 respectively. The federal and state net operating loss carryforwards expire at various dates beginning in 2005 through 2024, if not utilized.

The Company also had federal and state research and development tax credit carry forwards of approximately $1,030,000 and $960,000, respectively. The federal research and development tax credits begin to

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

expire at various dates beginning 2005 through 2024, if not utilized. The state research and development tax credits carry forward indefinitely, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2004 are as follows (in thousands):

	December 31, 2004	December 31 2003
Net operating loss carry forwards	$38,565	$35,157
Research credits carry forwards (federal and state)	1,665	1,641
Manufacturing investment credit carry forwards	78	77
Capitalized research and development	1,277	785
Other, net	777	796

Total deferred tax assets	42,362	38,456
Valuation allowance for deferred tax assets	(42,362)	(38,456)

	$—	$—

As of December 31, 2004 and 2003, the Company had deferred tax assets of approximately $42,362,000 and $38,456,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3,906,000 and $3,536,000 during the years ended December 31, 2004 and 2003, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

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

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

SCHEDULE II

CARDIMA, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions and Writeoffs against Reserves	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2004	$87	$0	$(52)	$35
Year Ended December 31, 2003	$79	$20	$(12)	$87
Year Ended December 31, 2002	$75	$22	$(18)	$79
Inventory Reserves:
Year Ended December 31, 2004	$412	$398	$(156)	$655
Year Ended December 31, 2003	$242	$458	$(288)	$412
Year Ended December 31, 2002	$141	$118	$(17)	$242