Form 10-K/A
period 2004-12-31
CARDIMA INC
filed 2005-05-02
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 15, 2005, there were 101,437,889 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005 (the “Annual Report”) in order to submit the information required to be included in Part III of the Annual Report within the time period required by General Instruction G(3) to Form 10-K. The Amendment amends and restates its entirety only Part III, Items 10 through 14. It does not affect any other Items in the Annual Report. Additional exhibits including additional certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are also being filed with this Amendment.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The following sets forth certain information regarding our directors as of March 31, 2005.

Name of Nominee*	Age	Principal Occupation	Director Since
Gabriel B. Vegh	65	Chief Executive Officer and Chairman of our Board of Directors	1992
Jesse D. Erickson	73	Retired Executive of Kaiser Aluminum and Retired Director and Chairman of the Investment Committee of S. H. Cowell Foundation	2001
Rodolfo C. Quijano, Ph. D., M.D.	69	Chief Technical Officer of 3F Therapeutics, Inc.	1999
Phillip Radlick, Ph.D.	67	Independent Consultant	1994
Lawrence J. Siskind	52	Partner, Harvey Siskind Jacobs LLP	2001

Mr. Gabriel B. Vegh, our founder, has been our Chief Executive Officer since June 2000 and Chairman of our Board of Directors since May 2001. Mr. Vegh has been one of our directors since November 1992, and served as our President from June 2000 to May 2001. He was our Executive Vice President from January 1995 until June 2000, and our Chief Operating Officer from November 1994 through January 1995. Mr. Vegh was our President from May 1993 through November 1994, and our Chief Financial Officer from May 1993 through July 1996. Prior to joining us, from August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc., which is now a division of Guidant Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

Mr. Jesse D. Erickson has been one of our directors since May 2001. Mr. Erickson was the President of the S. H. Cowell Foundation, a private charitable foundation in San Francisco, from 1991 to 1998. He then served as director and chairman of the investment committee of the S. H. Cowell Foundation until 2001 when he retired.

Mr. Erickson worked for Kaiser Aluminum & Chemical Corporation for 32 years, holding various executive positions including President of Kaiser Aluminum International, Chief Administrative Officer and Sheet and Plate Division Manager. He retired from Kaiser in 1989 as a Senior Vice President. Mr. Erickson received a B.S. in Business and Chemical Engineering from the Massachusetts Institute of Technology.

Dr. Rodolfo C. Quijano has been one of our directors since November 1999. Dr. Quijano is a founder of VenPro, Inc. and served as its Chief Technical Officer from 1997 to 2003, and has been Chief Technical Officer of 3F Therapeutics, Inc. since 1998. Dr. Quijano serves on the Board of Directors of Orqis, Inc. (formerly ForeFlow, Inc.), of which he is also the founder. Previously, Dr. Quijano was the General Manager of Hepatix, AG, from 1993 to 1994 and from 1987 to 1993 was the Vice President of Research and Development, Regulatory Affairs and Clinical Research for the Edwards Cardiovascular Surgery Division of Baxter Healthcare. Dr. Quijano received a B.S. in Chemistry from the University of Alabama and a Ph.D. from the University of Central America.

Dr. Phillip Radlick has been one of our directors since November 1994. Dr. Radlick is currently an independent consultant in the healthcare industry. Dr. Radlick served as President and Chief Executive Officer of Lipid Sciences, Inc., a publicly held biotechnology company, from June 2000 until October 2002. Dr. Radlick was our President and Chief Executive Officer from November 1994 to June 2000. Prior to joining us, from November 1992 until October 1994, Dr. Radlick was the President and Chief Executive Officer of Hepatix, Inc., a start-up medical device company. From November 1986 until November 1992, Dr. Radlick was the President of Edward’s Cardiovascular Surgery Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of cardiovascular products. Dr. Radlick received a B.S. in Chemistry and a Ph.D. in Organic Chemistry from the University of California, Los Angeles.

Mr. Lawrence J. Siskind has been one of our directors since December 2001. Mr. Siskind is currently a partner of Harvey Siskind Jacobs LLP, a law firm in San Francisco, California where he specializes in litigation, registration and transactional advice regarding domestic and international copyrights, trademarks, trade secrets and unfair competition. Mr. Siskind was appointed by President Reagan in 1987 to serve as the nation’s first Special Counsel for Immigration Related Unfair Employment Practices, returning to private practice in 1989. In 1996, former California Governor Pete Wilson appointed Mr. Siskind to serve as a charter member of the State Commission on Academic Content and Performance Standards. In 1998, former Governor Wilson appointed Mr. Siskind to his Advisory Council on Electronic Commerce. Mr. Siskind received a B.A. from Harvard University and a J.D. from Harvard Law School.

Executive Officers

In addition to Mr. Vegh, our Chief Executive Officer, whose information appears above, set forth below are each of our other executive officers. There are no family relationships among any of our directors or executive officers.

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

Audit Committee Financial Expert

Our Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. We have not been able to attract an audit committee financial expert to join our Board of Directors, which we believe has been in part due to Cardima’s financial situation.

Audit Committee

We have a separately designated standing Audit Committee. During the fiscal year ended December 31, 2004, Audit Committee consisted of three directors: Mr. Jesse D. Erickson (Chairperson), Dr. Rodolfo C. Quijano and Mr. Lawrence J. Siskind, all of whom meet the independence requirements for audit committee membership under Rule 10A-3 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended December 31, 2004, all Reporting Persons timely filed all such reports other than (i) Marianne Baldwin who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (ii) Victor J. Barajas who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (iii) Eric K. Y. Chan, Ph.D. who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (iv) Barry D. Michaels who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (v) William K. Wheeler who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (vi) Gabriel B. Vegh who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan and (vii) Lawrence J. Siskind who filed one late Form 4 in connection with his annual grant under the Directors’ Plan and option grant under the Amended and Restated 2003 Stock Option Plan.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all our directors, officers and employees. A copy of the code of ethics will be provided free of charge upon written request to our Secretary at the address shown on the coverage page of this report and is accessible, free of charge at our Internet website, http://www.cardima.com. If we grant waivers from or make amendments to this code of ethics that are required to be disclosed pursuant to the Securities Exchange Act of 1934 or applicable listing requirements, we will make those disclosures on our website within four business days following the date of such waiver or amendment. Our website and the information contained in or connected to our website are not part of this report.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation received for the fiscal years ended December 31, 2002, 2003 and 2004 by (1) the individual who served as our Chief Executive Officer during the fiscal year ended December 31, 2004 and (2) the four other most highly compensated individuals who served as one of our executive officers during the fiscal year ended December 31, 2004 (the “Named Executive Officers”).

	Year	Annual Compensation							Long-Term Compensation Awards	All Other Compensation
Name & Principal Position		Salary (1)		Bonus (2)		Other Annual Compensation			Securities Underlying Options/SARs (#)
Gabriel B. Vegh Chief Executive Officer and Chairman of the Board of Directors	2004 2003 2002	$ $ $	274,997 285,574 271,612	$ $ $	— 50,000 85,000		— — —		500,000 500,000 500,000	$ $ $	486 522 638	(4) (4) (4)
William K. Wheeler President and Chief Operating Officer	2004 2003 2002	$ $ $	249,995 259,610 249,534	$ $ $	— 25,000 50,000		— — —		250,000 250,000 380,000	$ $ $	390 390 539	(5) (5) (5)
Victor J. Barajas Senior Vice President, Operations	2004 2003 2002	$ $ $	183,997 191,074 183,997	$ $ $	— 30,000 35,000		— — —		175,000 175,000 256,000	$ $ $	390 390 500	(5) (5) (5)
Eric K. Y. Chan, Ph.D. Vice President, Product Development	2004 2003 2002	$ $ $	180,003 186,926 180,000	$ $ $	— 25,000 25,000		— — —		150,000 150,000 150,000	$ $ $	390 390 500	(5) (5) (5)
Barry D. Michaels (3) Interim Chief Financial Officer	2004 2003	$ $	308,232 143,052	$ $	— 35,000	$ $	49,836 25,867	(6) (8)	100,000 100,000	$ $	13,591 —	(7)

(1)	Includes amounts deferred under the Company’s 401(k) plan.

(2)	Amounts paid as bonuses for services rendered are reported for the year in which they were earned even if they were paid in the following year. Prior to 2004, we reported bonus amounts in the year they were paid rather than the year in which they were earned. As of March 31, 2005, the Company has accrued bonuses for 2004 for the Named Executive Officers as follows: Mr. Vegh, $50,000; Mr. Wheeler, $25,000; Mr. Barajas, $30,000; Dr. Chan, $25,000; and Mr. Michaels, $35,000; however, the bonuses have not yet been paid and it has not been determined whether such bonuses will actually be paid, and if any bonuses are paid, whether they will be in such amounts.

(3)	Mr. Michaels joined the Company as Interim Chief Financial Officer in July 2003.

(4)	Includes amounts paid for life insurance premiums and sport club discounts. Prior to 2005, we reported life insurance premiums based on their taxable value rather than the actual amounts paid.

(5)	Includes amounts paid for life insurance premiums. Prior to 2005, we reported life insurance premiums based on their taxable value rather than the actual amounts paid.

(6)	Includes $21,583 in housing expenses, $17,081 in travel expenses, and $11,172 in payroll tax reimbursements.

(7)	Includes amounts reimbursed for medical, dental and vision insurance premiums.

(8)	Includes $11,210 in housing expenses, $8,967 in travel expenses, and $5,690 in payroll tax reimbursements.

Option/SAR Grants in Fiscal Year Ended December 31, 2004

The following table summarizes stock option grants during fiscal year 2004 to our Chief Executive Officer and our other Named Executive Officers.

Name	Number of Shares Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal 2004 (2)	Exercise or Base Price per Share ($/Sh) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5% ($)	10% ($)
Gabriel B. Vegh	500,000	32.2%	$1.04	02/12/14	$27,025	$828,746
William K. Wheeler	250,000	16.1%	$1.04	02/12/14	$163,513	$414,373
Victor J. Barajas	175,000	11.3%	$1.04	02/12/14	$14,459	$290,061
Eric K. Y. Chan, Ph.D.	150,000	9.6%	$1.04	02/12/14	$98,108	$248,624
Barry D. Michaels	100,000	6.4%	$1.04	02/12/14	$65,405	$165,749

(1)	These options vest in equal monthly installments over a four-year period commencing on the date of grant, except that no options are exercisable or vested for the first 6 months after the date of grant.

(2)	We granted stock options representing 1,563,000 shares of our Common Stock to employees in the last fiscal year.

(3)	The exercise price of each option was equal to 100% of the fair market value of the Common Stock on the date of grant.

(4)	The potential realizable value of each grant of options has been calculated, pursuant to the regulations promulgated by the SEC, assuming that the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates of 5% and 10%, respectively. These values do not represent our estimate or projection of future Common Stock value. There can be no assurance that any of the value reflected in the table will be achieved.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by our Chief Executive Officer and our other Named Executive Officers during the fiscal year ended December 31, 2004. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 2004 and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/ SARs at Fiscal Year End (#) Exercisable/ Unexercisable (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) Exercisable/ Unexercisable (2)
Gabriel B. Vegh	0	0	1,337,976 /839,584	31,167 /2,833
William K. Wheeler	0	0	511,100 /713,379	11,688 /1,063
Victor J. Barajas	0	0	397,722 / 340,122	5,454 /496
Eric K. Y. Chan, Ph.D.	0	0	337,712 / 252,528	3,896 / 354
Barry D. Michaels	0	0	104,167 / 95,833	— / —

(1)	Includes those options for which the fair market value of the underlying securities at December 31, 2004 ($ 0.51 per share) is less than the exercise price.

(2)	Based on the $ 0.51 per share closing price of the Company’s Common Stock on the Nasdaq SmallCap Market on December 31, 2004, less the exercise price of the options.

Compensation of Directors

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors. Our 1997 Directors’ Stock Option Plan (the “Directors’ Plan”) provides that each person who becomes a non-employee director of the Company will be granted a non-statutory stock option to purchase 20,000 shares of Common Stock on the date on which such person first becomes our non-employee director. This initial grant becomes exercisable as to 25% of the shares subject to the grant per year through the fourth anniversary of the date of grant. In addition, the Directors’ Plan provides that on the date of each annual meeting of our stockholders at which such director is re-elected, each such continuing non-employee director shall be granted an additional option to purchase 2,000 shares of Common Stock if, on such date, he or she shall have served on the Board of Directors for at least three months during the current fiscal year, and such option will become exercisable in full on the first anniversary of the date of grant.

On May 20, 2004, we granted each of Mr. Jesse D. Erickson, Dr. Rodolfo C. Quijano, Mr. Lawrence J. Siskind and Dr. Phillip Radlick, options to purchase an additional 50,000 shares of our Common Stock. These grants have an exercise price of $0.87 per share, were made under our Amended and Restated 2003 Stock Option Plan, and the options were fully vested on the date of grant. Our Board of Directors granted these options as a result of the increased demands and incremental time spent by the members of the Board of Directors due to changes in the federal securities laws.

In 2004, we paid to Dr. Phillip Radlick $4,250 in fees for consulting services and reimbursements for related travel expenses, unrelated to his services as a director.

See “Summary Compensation Table” and “Option/SAR Grants in Last Fiscal Year” for information concerning compensation relating to Mr. Vegh’s services as Chairman and Chief Executive Officer.

Our Amended and Restated 2003 Stock Option Plan provides that the vesting and exercisability of all outstanding options shall be accelerated to twice the number of vested shares of Common Stock underlying any such option immediately prior to such acceleration, and the remaining unvested options following such acceleration shall be assumed or substituted by the surviving entity in the event of a change in control. In the event that such outstanding options are not assumed or substituted, the exercisability of all outstanding options shall be accelerated. Members of our Board of Directors and our officers currently hold options granted under our Amended and Restated 2003 Stock Option Plan.

Our 1997 Directors’ Stock Option Plan and our 1993 Stock Option Plan provide that options shall become fully vested and exercisable as to all shares granted under these plans in the event that a change in control of the Company occurs. Members of our Board of Directors and our officers currently hold options granted under both our 1997 Directors’ Stock Option Plan and our 1993 Stock Option Plan.

See “Employment Agreements and Change in Control Arrangements” for information concerning change in control arrangements relating to Mr. Vegh’s services as Chairman and Chief Executive Officer.

Employment Contracts and Change in Control Arrangements

Mr. Vegh is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $275,000 for Mr. Vegh’s services as Chairman and Chief Executive Officer and accelerated vesting of all of Mr. Vegh’s options issued prior to the date of the agreement in the event of a “Change in Control” of the Company (as such term is defined in the agreement) and the acceleration of Mr. Vegh’s options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Mr. Vegh is eligible for an annual bonus to be determined by the Board of Directors. In the event Mr. Vegh is terminated for other than for “Cause” (as such term is defined in the agreement), Mr. Vegh will receive his base salary and the Company’s standard benefits package for an additional 36 months, will receive a bonus for each of the three Company fiscal years coinciding with or immediately following his termination based upon the average bonus he received in the preceding three years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Mr. Wheeler is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $250,000 for Mr. Wheeler’s services as President and Chief Operating Officer and accelerated vesting of all of Mr. Wheeler’s options issued prior to the date of the agreement in the event of a “Change in Control” of the Company (as such term is defined in the agreement) and the acceleration of Mr. Wheeler’s options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Mr. Wheeler is eligible for an annual bonus to be determined by the Board of Directors. In the event Mr. Wheeler is terminated for other than for “Cause” (as such term is defined in the agreement), Mr. Wheeler will receive his base salary and the Company’s standard benefits package for an additional 18 months, will receive a bonus for each of the two Company fiscal years coinciding with or immediately following his termination based upon the average bonus he received in the preceding two years prior to his termination, the second year bonus being limited to fifty percent of the average bonus he received in the preceding two years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Mr. Barajas is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $184,000 for Mr. Barajas’ services as Senior Vice President, Operations, and accelerated vesting of all of Mr. Barajas’ options issued prior to the date of the agreement in the event of a “Change in Control” of the Company (as such term is defined in the agreement) and the acceleration of Mr. Barajas’ options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Mr. Barajas is eligible for an annual bonus to be determined by the Board of Directors. In the event Mr. Barajas is terminated for other than for “Cause” (as such term is defined in the agreement), Mr. Barajas will receive his base salary and the Company’s standard benefits package for an additional 12 months, will receive a bonus for the Company fiscal year coinciding with or immediately following his termination based upon the average bonus he received in the preceding two years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Dr. Chan is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $180,000 for Dr. Chan’s services as Vice President, Product Development, and accelerated vesting of all of Dr. Chan’s options issued prior to the date of the agreement in the event of a “Change in Control” of the Company (as such term is defined in the agreement) and the acceleration of Dr. Chan’s options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Dr. Chan is eligible for an annual bonus to be determined by the Board of Directors. In the event Dr. Chan is terminated for other than for “Cause” (as such term is defined in the agreement), Dr. Chan will receive his base salary and the Company’s standard benefits package for an additional 12 months, will receive a bonus for the Company fiscal year coinciding with or immediately following his termination based upon the average bonus he received in the preceding two years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Mr. Michaels is party to a consulting agreement dated June 30, 2003. The agreement provides for consulting fees of $1,137 per day for Mr. Michaels’ services as Interim Chief Financial Officer and accelerated vesting of Mr. Michaels’ options in the event of the liquidation or change in control of the Company, or if the agreement is terminated in anticipation of any such event. The agreement also provides for additional amounts payable by the Company to offset payroll taxes and the costs of certain benefits as set forth in the agreement. In addition, Mr. Michaels is eligible for an incentive bonus to be determined by the Board of Directors. The agreement may be terminated by either the Company or Mr. Michaels upon 30 days notice, or at any time without notice upon mutual agreement or if the relationship is terminated for “Cause” (as such term is defined in the agreement), and upon the death or disability of Mr. Michaels. If the agreement is terminated for any reason other than gross negligence or malfeasance on the part of Mr. Michaels, Mr. Michaels’ vested options shall be exercisable for the full term of such options.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, our Compensation Committee consisted of two non-employee directors: Dr. Phillip Radlick and Mr. Jesse D. Erickson. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of any other entity. Dr. Phillip Radlick, a member of the Compensation Committee during the fiscal year ended December 31, 2004, was our President and Chief Executive Officer from November 1994 to June 2000. In December 1997, we entered into a note receivable agreement with Dr. Radlick, which was subsequently amended in August 2001. See “Certain Transactions” for information concerning Dr. Radlick’s note receivable agreement.

Compensation Committee Report on Executive Compensation

The following is a report of the Compensation Committee of the Board of Directors describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2004. The Compensation Committee is responsible for establishing and monitoring our general compensation policies and our compensation plans, as well as the specific compensation levels for executive officers. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

General Compensation Policy

Under the supervision of the Board of Directors, our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive’s compensation contingent upon our performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of two elements: (1) base salary, which reflects individual performance and expertise, and (2) long-term stock-based incentive awards, which are designed to strengthen the mutual interests of the executive officers and our stockholders. Additionally, some executives are eligible for variable bonus awards payable in cash which are tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for us.

The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure. Our performance does not play a significant role in the determination of base salary.

Cash-Based Incentive Compensation

Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific Company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

Long-Term Incentive Compensation

We have utilized our stock option plan to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake in us and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position in our organization, his or her performance and responsibilities and internal comparability considerations.

To date, each option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of our Common Stock appreciates over the option term.

Compensation of the Chief Executive Officer

Gabriel B. Vegh has served as our Chief Executive Officer since June 2000. His base salary for fiscal 2004 was $275,000. Additional compensation paid to Mr. Vegh included a stock option grant and a bonus based on his performance to objectives as set by the Board of Directors.

The factors discussed above in “Base Salary,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were applied by the Compensation Committee in establishing the amount of Mr. Vegh’s salary, stock option grant and bonus. Mr. Vegh did not participate in any decisions related to his compensation. Significant factors the Compensation Committee considered in establishing Mr. Vegh’s compensation included his individual performance, the achievement of specific objectives, and the compensation of chief executive officers of other companies in the medical device industry, taking into account relative company size and stage of development. The Compensation Committee felt that Mr. Vegh’s performance and effort contributed to our progress over the last year and exercised its judgment in awarding the salary and bonus shown in the Summary Compensation Table.

Deductibility of Executive Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by us to each of our executive officers is expected to be below $1 million and the Committee believes that options granted under our 1993 Stock Option Plan and our 2003 Stock Option Plan to such officers will meet the requirements for qualifying as performance-based, the Committee believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, Cardima may from time to time pay compensation to its executive officers that may not be deductible.

Compensation Committee

Jesse D. Erickson
Phillip Radlick, Ph.D.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for the our stock since December 31, 1999 to the cumulative return over such period of (1) Cardima, Inc., (2) the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stock Index (the “Nasdaq Medical Products Index”) and (3) the Nasdaq National Market U.S. Composite Index. The graph assumes that $100 was invested on December 31, 1999 in our Common Stock and in each of the comparative indices, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF FISCAL YEAR CUMULATIVE TOTAL RETURN

AMONG CARDIMA, INC., NASDAQ MEDICAL PRODUCTS INDEX

AND NASDAQ NATIONAL MARKET U.S. COMPOSITE INDEX

Comparison of Cumulative Total Return

	12/31/99	12/29/00	12/31/01	12/31/02	12/31/03	12/31/04
Cardima, Inc.	$100.00	$13.79	$124.66	$49.64	$54.61	$28.13
Nasdaq Composite	100.00	60.31	47.84	33.07	49.45	53.81
Nasdaq Medical Products Index	100.00	103.16	113.38	91.71	135.68	158.96

Assumes $100 invested on December 31, 1999 in stock or index, including reinvestment of dividends to the fiscal year ending December 31, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of the end of December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category (1)	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Units A	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Performance Units B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans C
Equity compensation plans approved by security holders (2)	6,713,676	$1.13	2,625,536
Equity compensation plans not approved by security holders (3)	—	—	—

Total	6,713,676	$1.13	2,625,536

(1)	The table does not include information for our employee benefit plans and our subsidiaries intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code and foreign employee benefit plans which are similar to Section 401(a) plans.

(2)	Consists of four plans: the 2003 Stock Option Plan, the 1993 Stock Option Plan, the 1997 Director’s Stock Option Plan and the 1997 Employee Stock Purchase Plan.

(3)	We do not have any equity compensation plan not approved by security holders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2005 by: (1) each person known by us to be a beneficial owner of five percent or more of our Common Stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table set forth herein and (4) all current directors and executive officers as a group.

Name and Address	Number of Shares	Percent of Total Shares Outstanding (1) (2)
Gabriel B. Vegh (3) (4)	1,653,833	1.61%
Phillip Radlick, Ph.D. (3)	486,559	*
Rodolfo C. Quijano, Ph.D., M.D. (3)	120,666	*
Jesse D. Erickson (3)	117,666	*
Lawrence J. Siskind (3)	116,666	*
William Wheeler (3)	884,348	*
Barry D. Michaels (3)	128,472	*
Eric K. Y. Chan, Ph.D. (3)	420,377	*
Victor J. Barajas (3)	571,404	*
All current directors and executive officers as a group (9 persons) (5)	4,499,491	4.26%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In determining the number of shares beneficially owned by a person, options or warrants to purchase common stock held by that person that are currently exercisable, or become exercisable within 60 days following March 31, 2005, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. We believe that all of the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)	As of March 31, 2005, 101,437,889 shares of common stock were issued and outstanding.

(3)	The amounts shown include shares of common stock which may be acquired currently or within 60 days of March 31, 2005 through the exercise of options, as follows: Mr. Vegh, 1,510,892 shares; Dr. Radlick, 485,559 shares; Dr. Quijano, 120,666 shares; Mr. Erickson, 116,666 shares; Mr. Siskind, 116,666 shares; Mr. Wheeler, 813,533 shares; Mr. Michaels, 128,472 shares; Dr. Chan, 387,945 shares; and Mr. Barajas, 465,653 shares.

(4)	Includes 136,141 shares of common stock held by Mr. Vegh and his wife, Kathleen G. Vegh, tenants in common and 3,000 shares held in a retirement account for the benefit of Mr. Vegh’s spouse.

(5)	Includes 4,151,052 shares of common stock subject to stock options exercisable currently or within 60 days of March 31, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, we entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., one of our Directors and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate and is due and payable in a single lump sum forty-eight months from the note date. In August 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of our Board of Directors, (ii) the date when Dr. Radlick sells such residence and (iii) December 16, 2005. As security for the note, Dr. Radlick granted us a security interest in his vested stock options. At December 31, 2004, the balance of the loan is approximately $357,084, including approximately $78,585 of accrued interest.

In June 2000, we entered into a note receivable agreement with William Wheeler, our President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by us of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate is due and payable in a single lump sum 60 months from the note date. The Board of Directors amended Mr. Wheeler’s agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted us a security interest in his vested stock options. At December 31, 2004, the balance of the loan is approximately $217,531, including approximately $25,031 of accrued interest.

We have entered into indemnification agreements with our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We believe that the foregoing transactions were in our best interests. It is our current policy that all transactions by us with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors (or the Audit Committee of our Board of Directors as required under applicable laws and listing standards), and are on terms no less favorable to us than could be obtained from unaffiliated parties.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth a summary of the aggregate fees billed to us by BDO Seidman, LLP, our independent registered public accounting firm and principal accountant, for the fiscal years ended December 31, 2004 and December 31, 2003.

	2004	2003
Audit (1)	$221,400	$100,000
Audit Related (2)	—	—
Tax (3)	—	—
Miscellaneous (4)	—	16,800

Total	$221,400	$116,800

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements, including registration statements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. None are provided by our principal accounting firm.

(4)	Includes various analysis costs including severance, executive compensation, market, equity practices as well as various consultations.

Pre-Approval Policies and Procedures

Our Audit Committee approves the terms and fees of all audit and permissible non-audit services by our independent registered public accounting firm in advance of the provision of any such services.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 2, 2005	CARDIMA, INC.

/s/ GABRIEL B. VEGH
Gabriel B. Vegh
Chief Executive Office and Chairman of the Board

Exhibit Index

Exhibit Number	Description

31.3	Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of the Interim Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934