Form 10-Q
period 2005-03-31
CARDIMA INC
filed 2005-05-11
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

As of April 30, 2005, there were 101,437,889 shares of Registrant’s Common Stock outstanding.

CARDIMA, INC.

PART I. Financial Information

PART I.

Item 1. Financial Statements

CARDIMA, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,718	$3,854
Accounts receivable, net of allowances for doubtful accounts of $35 for March 31, 2005 and December 31, 2004	268	303
Inventories	1,014	878
Prepaid expenses	537	456
Notes receivable from officers	578	575
Other current assets	28	38

Total current assets	4,143	6,104
Property and equipment, net	66	395
Other assets	1	38

Total assets	$4,210	$6,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,082	$870
Accrued compensation	710	604
Other current liabilities	76	321
Credit obligation	19	79
Deferred rent	30	41
Capital lease obligation - current portion	26	31

Total current liabilities	1,943	1,946

Capital lease obligation - noncurrent portion	46	52

Commitments and contingencies (Note 2)

Stockholders’ equity (Note 3):
Common stock, $0.001 par value; 150,000,000 shares authorized, 101,437,889 and 101,305,613 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	117,984	117,973
Accumulated deficit	(115,763)	(113,434)

Total stockholders’ equity	2,221	4,539

Total liabilities & equity	$4,210	$6,537

(1)	The balance sheet as of December 31, 2004 was derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$555	$636
Cost of goods sold	444	718

Gross margin	111	(82)

Operating expenses:
Research and development	642	988
Selling, general and administrative	1,697	1,227
Impairment of assets	358	—

Total operating expenses	2,697	2,215

Operating loss	(2,586)	(2,297)

Interest and other income	259	(24)
Interest expense	(2)	(4)
Non-cash expense	—	(33)

Net loss	$(2,329)	$(2,358)

Basic and diluted net loss per share	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss per share	101,391	82,051

See accompanying notes to financial statements

CARDIMA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,329)	$(2,358)
Adjustments to reconcile net loss to net cash provided by operations:

Depreciation and amortization	56	70
Non-cash stock-based compensation	1	33
Derivative revaluation	—	59
Impairment of assets	358	—
Write-off of payroll tax refund liability	(245)	—
Loss on disposal of assets	—	3
Non-cash interest (income) charge on notes receivable from officers	(3)	59
Changes in operating assets and liabilities:
Accounts receivable, net	35	(41)
Inventories, net	(136)	23
Prepaid expenses	(81)	(90)
Other assets	47	(22)
Accounts payable	212	(101)
Accrued employee compensation	105	(156)
Other current liabilities	—	(4)
Deferred rent	(11)	—

Net cash used in operating activities	$(1,991)	(2,525)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(85)	(15)

Net cash used in investing activities	(85)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments under capital leases and credit facility	(71)	(115)
Payments of issuance costs	(31)	—
Net proceeds from sale of common stock	42	3,144

Net cash provided by financing activities	(60)	3,029

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,136)	489

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,854	6,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,718	$6,935

See accompanying summary of accounting policies and notes to financial statements.

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

The operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The accompanying balance sheet at December 31, 2004 has been derived from those audited financial statements.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on prior reported results of operations or accumulated deficit.

2. MANAGEMENT’S PLANS

As of March 31, 2005 Cardima, Inc. had approximately $1,718,000 in cash and cash equivalents, working capital of $2,200,000 and an accumulated deficit of $115,763,000. Management expects the Company to continue to incur additional losses in the foreseeable future as we work towards regulatory approval and commercialization of the REVELATION® Tx in the United States, commercialization of the Cardima Surgical Ablation System and the commercialization of the REVELATION® Helix in Europe. We currently estimate that our cash balances as of March 31, 2005, will be sufficient to fund planned expenditures only for a very limited period of time, likely not extending beyond early June 2005 and possibly earlier, and will not be sufficient to fund planned expenditures into the third quarter of 2005. However the actual amount of our expenditures is inherently uncertain and our cash resources may be exhausted sooner than currently anticipated. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms which substantially restrict our ability to raise the further funding that we will need to continue our operations. For example, if we issue common stock or securities convertible into or exercisable for common stock at a price per share below

$0.2733 before July 12, 2005, we will be contractually obligated to issue additional common stock to certain investors in our November 2004 financing. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent registered public accountants have stated in their opinion on our December 31, 2004 financial statements that there is substantial doubt as to our ability to continue as a going concern.

On May 6, 2005, we received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the “Rule” for purposes of this discussion, and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005. The Rule provides that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting.

We may appeal the Nasdaq Staff’s Determination to a Listing Qualification Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. There can be no assurance that we will appeal the Nasdaq Staff’s Determination or, if we do appeal the Nasdaq Staff’s Determination, that such appeal will be successful.

See “Our stock may be delisted from Nasdaq as soon as the opening of business on May 17, 2005, which would make it more difficult for investors to sell their shares and may lead to costly claims by investors” for more information regarding Nasdaq related matters.

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

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” when all of the following criteria are met: a) Persuasive evidence that an arrangement exists (purchase orders from customers); b) Prices are fixed and determinable (purchase orders from customers and our invoices); c) Shipment of the product has occurred and title of products transferred at the point of shipment (shipping documents); and d) Payment of the product is reasonably assured and no substantive obligations to the customer remain (collectability is reasonable assured by the Company, making sure that credit is extended to worthy customers). Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. Title and risk of loss are assumed by the distributors and end users at shipping point.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and we believe our reserve for doubtful accounts of $35,000 is adequate for any exposure to loss in our March 31, 2005 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $655,000 at March 31, 2005 is adequate.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” Compensation expense is based on the difference, if any, between the fair value of our common stock and the exercise price of the option or share right on the measurement date, which is typically the grant date.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common shareholders - as reported	$(2,329)	$(2,358)
Add:
Stock-based employee compensation expense included in reported net income, net of applicable tax effects	—	92
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of applicable tax effects	(201)	(222)

Pro forma net loss	$(2,530)	$(2,488)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.03)

Pro forma	$(0.02)	$(0.03)

Shares used in computing basic and diluted net loss per share	101,391	82,051

The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life (years)	3.2	4.0
Interest Rate	4.01%	2.58%
Volatility	109.26%	125.33%
Dividend Yield	0%	0%

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

4. WARRANTS

During the first quarter of 2004, warrants were exercised for a total of 4,144,839 shares of common stock at exercise prices ranging from $0.7282 to $0.8375 per share. Total net proceeds from the exercise of these warrants was $3.1 million.

The Company filed a registration statement with the SEC with respect to the shares underlying the warrants issued in December 2003, which was declared effective in February 2004. Accordingly, the warrant liability was transferred to additional paid in capital during the first quarter of 2004.

5. CONCENTRATIONS OF RISK

During the quarter ended March 31, 2005, our net sales to foreign customers increased to 52% of total net sales, with 39% to Asia (Japan) and 13% to Europe. During the quarter largest ended March 31, 2004, net sales to foreign customers were 50% of total net sales, with 29% to Asia (Japan), 20% to Europe, and 1% to other. Our largest net sales by country in the quarter ending March 31, 2005 was 48% to US and 39% to Japan and for the same quarter in 2004, the largest net sales by country was 50% to US, 29% to Japan and 12% to Germany.

During the quarter ended March 31, 2005 revenues to one customer comprised 39.4% of the company’s total net product sales. During the quarter ending March 31, 2004, two customers comprised 29.1% and 11.9% of the company’s total net product sales. Otherwise, no single customer represented more than 10% of total net product sales in those periods.

6. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$127	$152
Work-in-process	177	99
Finished goods	710	627

	$1,014	$878

Inventory amounts shown above are net of reserves for excess and obsolete inventory of $655,000 at March 31, 2005 and December 31, 2004. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements.

7. IMPAIRMENT OF ASSETS

Because there were indicators of impairment, including continued losses, the Company conducted an analysis during the first quarter of 2005 to determine if there was impairment of any long-lived assets. Pursuant to this analysis, we took an impairment charge of $358,000, which was required to bring fixed assets to their fair value less disposal costs.

8. NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

	March 31, 2005	December 31, 2004
Warrants	22,137,341	24,717,722
Stock Options	6,535,676	6,684,112

Total Warrants and Options	28,673,017	31,401,834

9. RECENT ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued and renamed SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, and supersedes ABP No. 25. SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the period during which an employee is required to provide services (usually the vesting period). The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SFAS No. 123R eliminates the alternative to use ABP No. 25’s intrinsic value method of accounting, under which issuing stock options to employees generally resulted in recognition of no compensation cost. Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Cardima has not yet determined the phase-in method or potential effects on the Company’s future results of operations.

In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”, was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

10. COMMITMENTS AND CONTINGENCIES

The Company currently is a party to various claims, including claims from private placement agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these claims will not have a material adverse effect on our results of operations, claims and litigation are subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This quarterly report on Form 10-Q, including management’s discussion and analysis of financial condition and results of operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. These factors include:

•	the risk that we will not be able to raise additional capital immediately, which we must do to continue operations,

•	the risk that our common stock will be delisted from Nasdaq as early as the opening of business on May 17, 2005,

•	the risk that we will be unable to obtain U.S. Food and Drug Administration, or FDA, approval for our pre-market approval application, or PMA, for the REVELATION® Tx linear ablation microcatheter system, including uncertainties associated with our ability to revise our study design and collect data acceptable to the FDA,

•	uncertainties associated with our ability to secure distribution partners,

•	uncertainties associated with our prospects for entering into a strategic transaction for our Surgical Ablation System,

•	the risk that the approval process for the REVELATION Tx or any other product, including additional clinical trials, will require substantial unanticipated expenses and management attention, the limited number of cases employing our products and the limited amount follow-up information involving these cases,

•	the possibility of business disruption or unanticipated expenses due to our staffing reduction and financing efforts, and

•	uncertainties associated with our ability to conduct successful clinical trials, obtain and maintain regulatory approvals, gain acceptance for our products from the marketplace, secure distribution, licensing or other strategic partners or successfully manufacture, market, sell and distribute our products, as well

•	as the risk factors discussed below under “Factors Affecting Future Results” and those disclosed from time to time in our SEC reports.

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

We have generated revenues of approximately $20.1 million from inception to March 31, 2005. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S.

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

We have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue operations, otherwise our business will fail and our stockholders will likely lose the entire value of their investment.

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

We had cash and cash equivalents of approximately $1.7 million as of March 31, 2005. Our management believes that our cash balances as of March 31, 2005 will be sufficient to fund planned future expenditures only for a very limited period of time, likely not extending beyond early June 2005 and possibly earlier, and will not be sufficient to fund operations into the third quarter of 2005, although the actual amount of expenditures is inherently uncertain. Although our management recognizes the need to raise funds in the immediate future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms which substantially restrict our ability to raise the further funding that we will need to continue our operations. For example, if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually obligated to issue additional common stock to certain investors in our November 2004 financing. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. In their opinion accompanying our December 31, 2004 financial statements, our independent registered public accountants concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations – Three Months Ended March 31, 2005 and 2004

Net Sales

Net sales for the quarter ended March 31, 2005 decreased 13% to $555,000 from $636,000 for the same period in 2004. Regionally, net sales in the Europe decreased $61,000 or 47% to $68,000 in the first quarter of 2005, from $129,000 for in the same period of 2004. The decline in European sales is due to the competition our single-use catheter is facing with multi-use catheters. U.S. net sales fell 15.5% or $49,000 to $268,000 in the first quarter of 2005 from $317,000 for the same period in 2004. This was due mainly to lower clinical sales. The company recognizes clinical sales only when studies are complete and cash is received. Net sales in Japan (Asia) increased 18% to $219,000 in the first quarter of 2005 from $185,000 for the same period in 2004. This increase was due to a 22% unit sales improvement over the quarter ending March 31, 2004.

Accounts receivable decreased 12% to $268,000 as of March 31, 2005 from $303,000 as of December 31, 2004. This decrease is due to lower sales in this quarter compared to the quarter ending December 31, 2004 and to improved collections. The allowance for doubtful accounts was $35,000 as of March 31, 2005 and as of December 31, 2004.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended March 31, 2005 decreased 38%, or $274,000, to $444,000 from $718,000 for the same period in 2004. The decrease in the cost of goods sold was due to increased manufacturing labor utilization, allocations of unused space to general and administration and our continuing cost control efforts as well as an increase in inventory reserves of $87,000 in the quarter ended March 31, 2004, which did not repeat in the quarter ended March 31, 2005.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended March 31, 2005 decreased 35% to $642,000 from $988,000 for the same period in 2004. This decrease was due to a reduction in regulatory and clinical expenses for the first three months of 2005 of $122,000, or 34%, when compared to the same period in 2004, which was attributable to a reduction in headcount following the submission of the REVELATION® Tx PMA to the FDA. Also our direct product development costs for the first three months of 2005 decreased $224,000, or 35%, to $410,000 from $634,000 for the same period in 2004. This decrease was due to a decline in the Intellitemp project costs as this project moved from research and development to production.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2005 increased $470,000, or 38%, to $1,697,000 from $1,227,000 for the same period in 2004. Selling expenses for the three months ended March 31, 2005 decreased $19,000, or 8%, to $229,000 from $248,000 for the same period in 2004. General and administrative expenses for the first three months of 2005 increased by $497,000, or 58%, to $1,351,000 from $854,000 for the first three months of 2004. This increase was due in part to the costs relating to the implementation of a Sarbanes-Oxley Act compliance program of $255,000 in this quarter and an increase of $71,000 in other public company related expenses. The remainder of the increase is attributable to increase in legal costs of $63,000 and increase in allocation of rent expense to general expenses rather than manufacturing expenses. Marketing expenses for the first three months of 2005 also decreased $8,000, or 6%, to $117,000 from $125,000 for the same period in 2004.

Other Interest and Other Income

The Company recognized a gain of $244,000 in Other income in the first quarter of 2005. This was a payroll tax refund received in 2002 but not recorded until this quarter when we received confirmation of the nature of the refund from our payroll service.

Other Non-Cash Expense

There was no Other Non-cash expense for the first three months ended March 31, 2005 compared to $33,000 for the same period in 2004. The non-cash expense of $33,000 for the three months ended March 31, 2004 was related to the warrants issued in connection with our December 2003 private placement that were carried as liabilities, and represented the difference of the warrants’ valuation between their date of issuance and the date of registration of the shares underlying the warrants.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1.7 million as of March 31, 2005. Our management believes that our cash balances will be sufficient to fund planned expenditures only for a very limited period of time, likely not extending beyond early June 2005 and possibly earlier in light of our substantial statutory obligations to pay accrued paid time off to employees in the event of their resignation or termination. However, the actual amount of expenditures is inherently uncertain and our cash resources may be exhausted sooner in the second quarter of 2005 than currently anticipated. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms that substantially restrict our ability to raise the further funding that we will need to continue our operations. For example, if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually required to issue additional shares of common stock to certain of our investors. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent registered public accountants have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2004, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic, Inc. for $8,000,000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of March 31, 2005 we had approximately $1,718,000 in cash and cash equivalents.

Net cash used in operating activities for the first three months of 2005 was approximately $1,991,000, compared to the net cash used of $2,525,000 for the first three months of 2004. The decrease of $534,000, or 21%, in net cash used in operating activities is mainly due to an increase in our payables and inventories. Net cash used in investing activities was $85,000 in the first three months of 2005 related to the capital expenditures of property and equipment, as compared to $15,000 for the same period in 2004. Net cash used by financing activities was approximately $60,000 for the first three months of 2005, compared to net cash provided of $3,029,000 for the same period in 2004. This change was due to the exercise of warrants during the first quarter of 2004, following our redemption call for warrants issued as part of the August 2003 private placement.

Our future liquidity and capital requirements will depend upon numerous factors, including whether we succeed in raising adequate funding in the immediate term, whether we are successful in consummating a strategic sale, distribution or licensing transaction for our surgical business, the scope and cost of new clinical trial activities that may be required by the FDA or other regulatory agencies, the progress of our clinical trials, the progress and cost of our product development efforts, actions relating to regulatory matters, the costs and timing of expansion of product development, the level of sales and marketing activities, manufacturing costs, the extent to which our products gain market acceptance, the outcome of legal proceedings, and competitive developments.

FACTORS AFFECTING FUTURE RESULTS

If we fail to raise additional capital in the immediate future, our business will fail.

We have very limited cash resources and will need to raise additional capital in the immediate future through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements in order to continue operations. We are evaluating various potential courses of action including selling or licensing some of our proprietary technologies, or selling debt or equity securities, to raise funds. If we are unable to raise funds in the immediate future, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of the filing of this report will be sufficient to fund planned expenditures only for a very limited period of time, likely not extending beyond early June 2005 and possibly earlier, particularly given the statutory requirements to satisfy our substantial accrued paid time off obligations in connection with any resignation or termination of our employees. As of the filing of this report, those accrued obligations totalled approximately $400,000. The actual level of our expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner in the second quarter of 2005 than currently anticipated. We cannot assure you that additional capital will be available to us in the immediate future, if at all, or, if available, will be obtained on terms that preserve the value of your investment.

Our financing which closed on November 24, 2004 contains, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise the further funding that we will need to continue our operations, and include requirements that will impair our ability to operate our business and that will further dilute your investment in us, such as anti-dilution protection in the event of subsequent financings. For example, if we issue common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005, we will be contractually required to issue additional common stock to some of our investors. We are also restricted from issuing certain types of convertible securities without the consent of these investors.

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. We had negative cash flow from operations of $2.1 million for the first three months of 2005, and for the twelve month period ending December 31, 2004 of over $9.3 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products, such as the additional clinical trial activities that the U.S. Food and Drug Administration, or FDA, recently stated would be required with respect to our pre-market approval application, or PMA, for REVELATION Tx, or in other aspects of our business. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, our November 2004 equity financing included, and future debt or equity financing, if available, will likely involve, restrictive covenants and other restrictions that impair our ability to raise additional capital and operate our business. Our failure to raise capital when needed would likely cause us to cease our operations.

Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future will likely include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue or register additional securities and anti-dilution protection giving those holders the right to receive additional shares of our common stock depending on the terms of our later financings. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. These rights and preferences may reduce or eliminate the value of our common stock upon a liquidation of our company or other events. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

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

Our net losses were approximately $2.3 million for the three months ended March 31, 2005 and approximately $9.7 million, $13.2 million, and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of March 31, 2005, our accumulated deficit was approximately $115.8 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock may be delisted from Nasdaq as soon as the opening of business on May 17, 2005, which would make it more difficult for investors to sell their shares and may lead to costly claims by investors.

On May 6, 2005, we received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the “Rule” for purposes of this discussion, and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005.

The Rule provides that if the closing bid price of a company’s stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below $1.00 per share. We were provided 180 calendar days to regain compliance with the $1.00 closing bid price requirement for the time period required by Nasdaq, as well as Nasdaq’s other requirements. Although we had not regained compliance by November 8, 2004, Nasdaq granted us an additional 180 calendar days, or until May 5, 2005, to regain compliance with the $1.00 minimum closing bid price requirement for at least 10 consecutive trading days. We did not regain compliance with the Rule by May 5, 2005.

We may appeal the Nasdaq Staff’s Determination to a Listing Qualification Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. There can be no assurance that we will appeal the Nasdaq Staff’s Determination or, if the Company does appeal the Nasdaq Staff’s Determination, that such appeal will be successful.

In addition, Nasdaq Marketplace Rule 4310(c)(2)(B) requires a company to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, or to have specified levels of net income that we do not anticipate meeting for the foreseeable future. As of March 31, 2005, as reported in this quarterly report on Form 10-Q, our stockholders’ equity was below $2.5 million and our market capitalization was below $35 million as of the filing of this report. We also expect to continue to incur net losses, which will cause continued reductions in our stockholders’ equity. Accordingly, we are not currently in compliance with Rule 4310(c)(2)(B) and our ability to comply with these additional listing requirements will depend on our ability to raise substantial additional equity capital or on our market capitalization increasing and remaining above $35 million, over which we have limited or no control.

In addition to the notices from Nasdaq described above, we have received other notices of possible delisting from Nasdaq in 2001, 2002, 2003 and 2004.

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

In order to continue operations, we will need to immediately raise additional capital. Subject to the contractual restrictions described above, we may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock. Any such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and any future private placements will likely involve the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

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

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION Tx microcatheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA in 2001. On September 20, 2002, we submitted our PMA to the FDA with data on more than 80 patients treated with our REVELATION Tx microcatheter system. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA for the REVELATION Tx linear ablation microcatheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provided new analysis, including data from an expanded patient base, to the FDA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We did not have material exposure to market risk from derivatives or other financial instruments as of March 31, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

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

Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been subject to certain legal proceedings and claims that arose in the ordinary course of business. The Company currently is a party to various claims, including claims from private placements agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these claims will not have a material adverse event on our results of operations, claims and litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.

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

DATE: May 11, 2005	CARDIMA, INC.

/s/ GABRIEL B. VEGH
GABRIEL B. VEGH
Chairman of the Board and Chief Executive Officer

/s/ BARRY D. MICHAELS
BARRY D. MICHAELS
Interim Chief Financial Officer and Secretary