Form 10-Q
period 2005-06-30
CARDIMA INC
filed 2005-10-12
CIK 1022570

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                               -----------------
                                   FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934. For the quarterly period ended June 30, 2005

                                       or

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

       Registrant's telephone number, including area code: (510) 354-0300
                                 ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. __X__ Yes ___No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ___Yes__X__No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ___ Yes ___X____No

As of September 1, 2005 there were 101,437,889 shares of Registrant's Common Stock outstanding.

                                 CARDIMA, INC.
                               TABLE OF CONTENTS
                         PART I. Financial Information


                                                                                                                      Page
                                                                                                                      ----
                                Description
                                -----------

Item 1. Financial Statements (unaudited)                                                                                3
        Condensed Balance Sheets as of June 30, 2005 and December 31, 2004                                              3
        Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004                    4
        Condensed Statement of Cash Flows for the Six Months Ended  June 30, 2005 and Year ended December 31, 2004      5
        Notes to Condensed Financial Statements                                                                         6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          15
        Factors Affecting Future Results                                                                               24
Item 3. Quantitative and Qualitative Disclosure About Market Risk                                                      43
Item 4. Controls and Procedures                                                                                        43

PART II.  Other Information

                                                                                                                      Page
                                                                                                                      ----
                                  Description
                                  -----------

Item 1. Legal Proceedings                                                                                              44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                    44
Item 3. Defaults Upon Senior Securities                                                                                44
Item 4. Submission of Matters to a Vote of Security Holders                                                            45
Item 5. Other Information                                                                                              45
Item 6. Exhibits                                                                                                       45


Signatures                                                                                                             46

                                       2

PART I.

Item 1.  Financial Statements

                                 CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                  June 30,     December 31,
                                                                                   2005            2004
                                                                                (Unaudited)        (1)
                                                                                ------------ ------------
ASSETS
Current assets:
        Cash and cash equivalents ............................................. $        23  $     3,854
        Accounts receivable, net of allowances for doubtful accounts
                of $35 for June 30, 2005 and December 31, 2004 ................         193          303
        Inventories ...........................................................         736          878
        Prepaid expenses ......................................................         640          456
        Notes receivable from officers ........................................         282          575
        Other current assets ..................................................          44           38
                                                                                ------------ ------------
                Total current assets ..........................................       1,918        6,104
Property and equipment, net ...................................................          33          395
Other assets ..................................................................           -           38
                Total assets .................................................. $     1,951  $     6,537
                                                                                ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable ...................................................... $     1,474  $       870
        Accrued compensation ..................................................         563          604
        Other current liabilities .............................................          75          321
        Credit obligation and Agility line of credit ..........................         387           79
        Deferred rent .........................................................          18           41
        Capital lease obligation - current portion ............................          23           31
                                                                                ------------ ------------
             Total current liabilities ........................................       2,540        1,946
                                                                                ------------ ------------
Capital lease obligation - noncurrent portion .................................          40           52
                                                                                ------------ ------------
Commitments and contingencies (Note 2)

Stockholders' equity (deficit) (Note 3):
     Common stock, $0.001 par value; 300,000,000 shares authorized,
      101,437,889 and 101,305,613 shares issued and outstanding at June 30,
      2005 and December 31,2004, respectively..................................     117,984      117,973
             Accumulated deficit ..............................................    (118,613)    (113,434)
                                                                                ------------ ------------
             Total stockholders' equity (deficit) .............................        (629)       4,539
                                                                                ------------ ------------
             Total liabilities & equity (deficit) ............................. $     1,951  $     6,537
                                                                                ============ ============

-----------

(1) The balance sheet as of December 31, 2004 was derived from the audited financial statements included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See accompanying notes to condensed financial statements

                                 CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                           Three months ended        Six months ended
                                                                 June 30,                  June 30,
                                                        =======================   =======================
                                                             2005       2004          2005         2004
                                                        ----------   ----------   ----------   ----------
Net sales                                               $     510    $     578    $   1,065    $   1,214

Cost of goods sold                                            611          510        1,055        1,228
                                                        ----------   ----------   ----------   ----------
        Gross margin                                         (101)          68           10          (14)
                                                        ----------   ----------   ----------   ----------
Operating expenses:
        Research and development                              758        1,204        1,400        2,192
        Selling, general and administrative                 1,319        1,548        3,016        2,775
        Impairment of long-lived assets                        46            -          404            -
        Impairment of inventory                               133            -          133            -
                                                        ----------   ----------   ----------   ----------
                 Total operating expenses                   2,256        2,752        4,953        4,967
Operating loss                                             (2,357)      (2,684)      (4,943)      (4,981)
Interest and other income                                       4           15          263           (9)
Interest expense                                             (497)          (4)        (499)          (8)
Warrant expense                                                 -            -            -          (33)
                                                        ----------   ----------   ----------   ----------
Net loss                                                $  (2,850)   $  (2,673)   $  (5,179)   $  (5,031)
                                                        ==========   ==========   ==========   ==========
Basic and diluted net loss per share                    $   (0.03)       (0.03)   $   (0.05)   $   (0.06)
                                                        ==========   ==========   ==========   ==========
Shares used in computing basic and diluted
net loss per share                                        101,438       84,624      101,438       84,624
                                                        ==========   ==========   ==========   ==========


            See accompanying notes to condensed financial statements

                                 CARDIMA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                     Six months ended
                                                                                          June 30,
                                                                                -------------------------
                                                                                    2005         2004
                                                                                ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $    (5,179) $    (5,031)
Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization                                                        61          131
    Non-cash stock-based compensation                                                     1           60
    Derivative revaluation                                                               --           33
    Impairment of long-lived assets                                                     404           --
    Impairment of inventory                                                             133           --
    Write-off of payroll tax refund liability                                          (245)          --
    Loss on disposal of assets                                                           --            2
    Non-cash interest (income) charge on notes receivable from officers                  (7)          57
    Reserve on notes receivable from officers                                           300           --
    Changes in operating assets and liabilities:
        Accounts receivable, net                                                        110          (92)
        Inventories                                                                       9          (82)
        Prepaid expenses                                                                 (5)        (150)
        Other assets                                                                     32           21
        Accounts payable                                                                604          246
        Accrued employee compensation                                                   (41)         (52)
        Other current liabilities                                                        (1)          (8)
        Deferred rent                                                                   (23)           1
                                                                                ------------ ------------
                Net cash used in operating activities                                (3,847)      (4,864)
                                                                                ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                     (103)         (43)
                                                                                ------------ ------------
        Net cash used in investing activities                                          (103)         (43)
                                                                                ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility                            (185)         (45)
Proceeds from Agility line of credit & accrual of exit fee                              750           --
Payment of loan and partial exit fee                                                   (456)          --
Payments of issuance costs                                                              (31)         (70)
Net proceeds from sale of common stock                                                   41        3,146
                                                                                ------------ ------------
        Net cash provided by financing activities                                       119        3,031
                                                                                ------------ ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,831)      (1,876)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,854        6,446
                                                                                ------------ ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        23  $     4,570
                                                                                ============ ============

           See accompanying notes to condensed financial statements.

                                 CARDIMA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2005
                                  (Unaudited)

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

     The operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The accompanying balance sheet at December 31, 2004 has been derived from those audited financial statements.


                                                            Year-ended
                    Q1 2003   Q2 2003   Q3 2003   Q4 2003       2003     Q1 2004
                    ------------------------------------------------------------
COGS
Original filing       1,085       821       840       861      3,607        835
Change                 (124)     (144)     (131)      (94)      (493)      (117)
COGS restated           961       677       709       767      3,114        718
                    -------- --------- --------- --------- ---------- ----------

R & D
Original filing         950     1,495       967     1,046       4,458       871
Change                  124       144       131        94         493       117
                    -------- --------- --------- --------- ---------- ----------
R & D restated        1,074     1,639     1,098     1,140       4,951       988


Certain reclassifications have been made to prior period amounts to conform to the current period presentation. After cost analysis studies were performed, to properly reflect costs of goods sold of the company, certain staff salaries were transferred out of the manufacturing to the research and development department. These reclassifications had the following effect on prior reported results of operations.

2. MANAGEMENT'S PLANS

     As of June 30, 2005 Cardima, Inc. had approximately $23,000 in cash and cash equivalents, negative working capital of $622,000, and an accumulated deficit of $118,613,000.

On May 27, 2005, the Company entered into a $1.5 million secured loan agreement with Agility Capital, LLC which funded the Company $300,000 of the loan on closing. Under the terms of the agreement, the lender at its sole discretion could fund the remainder in $200,000, $500,000 and $500,000 installments dependent on the Company achieving certain milestones. To secure its obligations under the loan agreement, the Company granted Agility Capital a security interest in substantially all of its assets, including its intellectual property. Also, according to the loan agreement, all amounts outstanding become due and payable the earlier of an event of default by the company or August 15, 2005. The Company was also required to pay Agility an "Exit Fee" of $450,000 upon an Event of Default.

On June 16, 2005, the lender notified the Company that in its view an event of default had occurred and that all amounts outstanding were then due and payable. The lender also swept the Company's bank accounts containing approximately $456,000 and used the proceeds for repayment of the loan and a portion of the "Exit Fee" due under the loan agreement. Agility Capital also indicated that it was unwilling to fund further loans under the loan agreement.

On June 17, 2005, the Company's cash balances were insufficient to continue operations and all the Company's employees were placed on indefinite furlough in order to conserve cash.

On August 12, 2005, the Company entered into a Loan Facility Term Sheet with Apix International Limited, which provided the Company with up to $2 million in new financing. Cardima received the first $500,000, a portion of which was used to retire the Company's outstanding secured loan agreement with Agility Capital, LLC.

On August 15, 2005 the Company re-hired certain furloughed employees and re-started operations.

On August 28, 2005, the Company signed a loan agreement with Apix International, which increased the total amount to be financed from $2 million to $3 million. The principal amount of the promissory note dated August 12, 2005 for $500,000 was rolled over into the new loan agreement. The Company received an additional $500,000 on this closing date and received another $500,000 on September 8, 2005. The remainder of the loan will be received as follows: $500,000 on or after October 12, 2005, $350,000 on or after November 18, 2005, $350,000 on or after December 18, 2005 and $300,000 on or after January 18, 2006. The loan agreement will be secured by a first lien on all the Company's assets and intellectual property. All funds will bear interest at a rate of 10% per annum. The Company will pay a facility fee of $60,000 and an exit fee of $900,000 at the end of the loan agreement. The facility, exit fees and accrued interest due under the loan are convertible into shares of the Company's common stock at a a rate of $0.10 per share. Additionally, the Company will provide the lender, Apix International, with Warrants to purchase capital stock in the amount of 30,000,000 shares with a strike price of $0.10 per share. The financing facility has a term of 6 months ending February 28, 2006. The facility fee and the exit fee will be amortized as non-cash interest expense over the life of the loan. In addition, any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding. Based on Management's current expectations, Apix International $3 million loan agreement gives the company sufficient cash to operate through December 2005. Only if the Company is able to raise sufficient funds will Cardima be able to continue to work towards regulatory approval and commercialization of the REVELATION(R) Tx in the United States, commercialization of the Cardima SurgSurgical Ablation System and the commercialization of the REVELATION(R) Helix in Europe.

On May 6, 2005, the Company received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the "Rule" for purposes of this discussion, and that our securities were, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005. The Rule provides that if the closing bid price of a company's stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 17, 2005 our stock was delisted from the Nasdaq SmallCap Market and now is being traded on the "Pink Sheets".

We may appeal the Nasdaq Staff's Determination to a Listing Qualification Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. There can be no assurance that we will appeal the Nasdaq Staff's Determination or, if we do appeal the Nasdaq Staff's Determination, that such appeal will be successful. In the meantime, management is currently working toward obtaining listing on the Nasdaq Bulletin Board.

Cardima, Inc. continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements for various products covering eight countries with an emphasis on Europe and the Pacific Rim, and we are currently seeking a strategic transaction for our Surgical Ablation System, which received United States Food and Drug Administration 510(k) clearance for use in ablating cardiac tissue in 2003. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing FDA approval of the REVELATION(R) Tx remains one of our primary goals. We plan to continue to pursue U.S. regulatory approvals for the REVELATION Tx, as well as other therapeutic products already approved in Europe and in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application.We are continuing to develop broader applications of our Surgical Ablation System as a minimally invasive, stand-alone surgical procedure to treat atrial fibrillation. We cannot assure you that we will be able to obtain or maintain any necessary regulatory approvals or that, if such regulatory approvals are obtained, that we will be able to successfully market our products, or that we will be able to establish a successful distribution channel for our Surgical Ablation System.

Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding later this year, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent registered public accountants have stated in their opinion on our December 31, 2004 financial statements that there is substantial doubt as to our ability to continue as a going concern.



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

     Revenue Recognition

     We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements," when all of the following criteria are met:

     a) Persuasive evidence that an arrangement exists (purchase orders from customers);
     b) Prices are fixed and determinable (purchase orders from customers and our invoices);
     c) Shipment of the product has occurred and title of products transferred at the point of shipment (shipping documents); and,
     d) Payment of the product is reasonably assured and no substantive obligations to the customer remain (collectability is reasonable assured by the Company, making sure that credit is extended to worthy customers).

     Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade or cash. Customers are not entitled to any rights of product return. Although our customers are not legally entitled to returns, on occasion returns have occurred in such circumstances as shipping or order errors, product complaints or for customer relations purposes. Returns are at the sole discretion of the Company and can be reasonably estimated based on prior history. Net revenue for the quarter ended June 30, 2005 was $510,000, net of $4,000 in product returns in the quarter. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. Title and risk of loss are assumed by the distributors and end users at shipping point.

     Allowance for Doubtful Accounts

     We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and we believe our reserve for doubtful accounts of $35,000 is adequate for any exposure to loss in our June 30, 2005 accounts receivable


     Inventory Revaluation

     Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. Excess and slow-moving inventories have been written-down by the amount of $682,000 to state inventory at the lower of net realizable value or cost.

     Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of our common stock and the exercise price of the option or share right on the measurement date, which is typically the grant date.

This amount is recordable as "deferred stock compensation" in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we have provided below the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                          Three Months               Six Months
                                                          Ended June 30,            Ended June 30,
                                                   -------------------------------------------------

                                                        2005         2004        2005          2004
                                                        ----         ----        ----          ----
Net loss applicable to common shareholders
 - as reported                                     $    (2,850)    (2,673)     (5,179)        (5,031)
Add:
  Stock-based employee compensation expense
  included in reported net income,
  net of applicable tax effects                            ---          2         ---             94
Deduct:
  Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of applicable tax effects                   (198)      (201)       (398)          (600)
                                                   --------------------------------------------------
Pro forma net loss                                 $    (3,048)    (2,872)     (5,577)        (5,537)
                                                   ==================================================

Basic and diluted net loss per share:
                                                   ==================================================


  As reported                                      $     (0.03)     (0.03)      (0.05)         (0.06)

  Pro forma                                        $     (0.03)     (0.03)      (0.05)         (0.07)
Shares used in computing basic and diluted
 net loss per share                                    101,438     84,624     101,438         84,624
                                                   --------------------------------------------------

     The fair  value of options  was  estimated  at the date of grant  using the
Black-Scholes  option  valuation  model  with  the  following   weighted-average
assumptions:


                                                           Three Months
                                                          Ended June 30,

                                                          2005         2004
                                                          ----         ----
Expected life (years).................................     3.2          4.0
Interest Rate.........................................    3.73%        3.50%
Volatility............................................  120.22%       127.8%

Dividend Yield........................................       0%           0%


     Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.


4. WARRANTS

     During the first quarter of 2004, warrants were exercised for a total of 4,144,839 shares of common stock at exercise prices ranging from $0.7282 to $0.8375 per share; Total net proceeds from the exercise of these warrants was $3.1 million.

     The Company filed a registration statement with the SEC with respect to the shares underlying the warrants issued in December 2003, which was declared effective in February 2004. Accordingly, the warrant liability was transferred to additional paid in capital during the first quarter of 2004.

5. CONCENTRATIONS OF RISK

     During the quarter ended June 30, 2005, our net sales to foreign customers increased to 59% of total net sales, with 47% to Asia (Japan) and 12% to Europe. During the quarter ended June 30, 2004, net sales to foreign customers were 54% of total net sales, with 37% to Asia (Japan), 16% to Europe, and 1% to other. The countries which produced the largest net sales in the quarter ending June 30, 2005 were the US at 41% and Japan at 47% for the same quarter in 2004, the countries which produced the largest net sales were the US at 46% and Japan at 37%.

     During the first six months of 2004, our net sales to foreign customers increased to 55% of total net sales, with 43% to Asia (Japan) and 12% to Europe. During the six months ended June 30, 2004, net sales to foreign customers were 52% of total net sales, with 33% to Asia (Japan), 18% to Europe, and 1% to other. The countries which produced the largest net sales in the six months ending June 30, 2005 were the US at 45% and Japan at 43% and for the same six months in 2004, the countries which produced the largest net sales were the US at 48% and Japan at 33%.

     During the quarter ended June 30, 2005 revenues to one customer comprised 47% of the company's total product sales. During the quarter ending June 30, 2004, one customer comprised 37% of the company's total net product sales.

     For the first six months of 2005 revenues to one customer comprised 43% of the company's total net product sales. This is an increase from the first six months of 2004 where one customer comprised 33% of the company's total net sales.


6. INVENTORIES

Inventories consist of the following (in thousands):

                                      June 30,                December 31,
                                         2005                    2004
                                    ------------             ------------
        Raw materials               $         94             $       152
        Work-in-process                      115                      99
        Finished goods                       527                     627
                                    $        736             $       878

     Inventory amounts shown above are net of write-downs for excess and obsolete inventory of $682,000 at June 30, 2005 and $655,000 December 31, 2004. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements. Included in the net inventory value is an impairment charge of $133,000 to bring the net inventory to their fair value less disposal costs in the second quarter of 2005.


7. IMPAIRMENT OF ASSETS

Because there were indicators of impairment, including continued losses, the Company conducted an analysis during the first and second quarter of 2005 to determine if there was impairment of any long-lived assets. This analysis involved a review of the Company's fixed assets and took an impairment charge against fixed assets of $358,000 in the first quarter and an additional $46,000 in the second quarter of 2005. The Company determined based on the conditions of impairment to reduce the net value of the fixed assets by impairing assets greater than six months of age. This charge was required to bring the fixed assets to their fair value less disposal costs. Based on the same impairment indicators, the Company conducted an analysis of inventory during the second quarter of 2005 to determine if there was an impairment charge required. This analysis included a review of the inventory and based on this analysis an impairment charge of $133,000 was recorded in the second quarter 2005 to bring inventory asset to their fair value less disposal costs.

8. NET LOSS PER SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

                                                    June 30,        December 31,
                                                      2005            2004
                                                  ----------        ----------
 Warrants........................................ 22,137,341        24,717,722
 Stock Options...................................  6,747,770         6,684,112
                                                  ----------        ----------
 Total Warrants and Options...................... 28,885,111        31,401,834

9. RECENT ACCOUNTING PRONOUNCEMENTS


     In the fourth quarter of 2004, the Financial Accounting Standards Board ("FASB") issued and renamed SFAS No. 123R, "Share-Based Payment", which replaces SFAS No. 123, and supersedes ABP No. 25. SFAS No. 123R establishes accounting standards for equity instruments that an entity exchanges for goods or services. It also addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for share-based payment transactions as it relates to employee services. SFAS No. 123R requires a public entity to measure an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the period during which an employee is required to provide services (usually the vesting period). The grant-date fair value of share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

     SFAS No. 123R eliminates the alternative to use ABP No. 25's intrinsic value method of accounting, under which issuing stock options to employees generally resulted in recognition of no compensation cost. Alternative phase-in methods are allowed under Statement No. 123R, which is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Cardima has not yet determined the phase-in method or potential effects on the Company's future results of operations.

     In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations and financial condition upon adoption.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. The Company does not anticipate any impact on its consolidated results of operations and financial condition upon adoption of SFAS 154.

10. COMMITMENTS AND CONTINGENCIES

     The Company currently is a party to various claims, including claims from private placement agents in conjunction with prior private placements. While the Company currently believes that the ultimate outcome of these claims will not have a material adverse effect on our results of operations, claims and litigation are subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This quarterly report on Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. These factors include:

     o the risk that we will default on our loan agreement with Apix International Limited and not be able to obtain any additional funds provided for under the terms of the agreement,

     o the risk that if we do not meet our payment obligations under our Loan Agreement with Apix International Limited, our secured lender, by the loan due date of February 28, 2006, Apix will exercise its rights under the loan agreement and liquidate the company to satisfy the outstanding loan balance.

     o    the  risk  that we  will be  unable  to  obtain  U.S.  Food  and  Drug
          Administration, or FDA, approval for our pre-market approval application, or PMA, for the REVELATION(R) Tx linear ablation microcatheter system, including uncertainties associated with our ability to revise our study design and collect data acceptable to the FDA,

     o uncertainties associated with our ability to secure distribution partners,

     o uncertainties associated with our prospects for entering into a strategic transaction for our Surgical Ablation System,

     o the risk that the approval process for the REVELATION Tx or any other product, including additional clinical trials, will require substantial unanticipated expenses and management attention, the limited number of cases employing our products and the limited amount follow-up information involving these cases,

     o    the  possibility  of  unanticipated   expenses  due  to  our  staffing
          reduction and financing efforts, and

     o uncertainties associated with our ability to conduct successful clinical trials, obtain and maintain regulatory approvals, gain acceptance for our products from the marketplace, secure distribution, licensing or other strategic partners or successfully manufacture, market, sell and distribute our products, as well as the risk factors discussed below under "Factors Affecting Future Results" and those disclosed from time to time in our SEC reports.

     We assume no obligation to update the forward-looking statements included in this Form 10-Q. This discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and in the Company's most recent Annual Report on Form 10-K.

Overview

     Since our incorporation in November 1992, we have developed, produced and sold a variety of microcatheters, including those for the diagnosis of ventricular tachycardia. Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation, including our REVELATION(R) Tx microcatheter for use in the Electrophysiology (EP) market, and our Surgical Ablation System for use in the surgical market. Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person's quality of life and potentially can be fatal. We have developed microcatheter-based systems designed (1) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (2) to restore normal heart rhythms by isolating and/or blocking the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our microcatheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain microcatheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same microcatheter. Our microcatheters are designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our microcatheters are disposable, single-use products that we believe can be adapted to and used with conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

     More recently, we have leveraged our proprietary technologies for treating atrial fibrillation, or AF, into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that it had approved for commercialization the Cardima Surgical Ablation System for use in ablating cardiac tissue during cardiac surgery. This new system connects the Cardima Surgical Ablation Probe, a deflectable multi-electrode linear array microcatheter technology, to a commercially available electrosurgical radio frequency generator through the INTELLITEMP(R), a multi-channel radio frequency, or RF, energy management device. This system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously into cardiac tissue, a feature which can significantly reduce the time required to perform an ablation-based "maze" procedure. Since September 2003, the Surgical Ablation System has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. In the first quarter of 2004, the Surgical Ablation System (SAS) was utilized in two less invasive cases for the treatment of AF, opening the door to the prospect of the SAS technology being broadly used in a stand-alone procedure to treat AF. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction for this system.

     We have generated revenues of approximately $20.6 million from inception, September 1, 1994 to June 30, 2005. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER and TRACER microcatheter systems for diagnosing ventricular tachycardia and our REVELATION microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT guiding catheters. Since 1997 and the U.S. Food and Drug Administration's clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER and REVELATION lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION Tx, REVELATION T-Flex and REVELATION Helix microcatheters for treatment of atrial fibrillation following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

     We have experienced significant operating losses since inception. Should we be able to obtain financing, we plan to continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. We expect that our operating losses would continue for the foreseeable future. Because the company has a short-term loan facility, we must raise additional capital in the immediate future, otherwise our business will fail and our stockholders will likely lose the entire value of their investment.

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

     Our focus is on obtaining FDA approval in the United States of the REVELATION(R) Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On May 29, 2003, we met with the Circulatory System Devices Panel, which recommended that the FDA not approve our PMA application. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel's non-approval recommendation. On January 20, 2004 we submitted an amendment to our PMA filing, in which we provided new analysis and an expanded patient base. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have been engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

     On May 27, 2005, we entered into a loan agreement with Agility Capital, LLC, which included a security interest in all the Company's assets. On June 16, 2005, the lender notified us that in its view, an event of default had occurred and that all amounts outstanding were then due and payable. The lender also swept our bank accounts containing approximately $456,000 and used the proceeds to pay a portion of a $450,000 "Exit Fee" due under the loan agreement. We had cash and cash equivalents of approximately $23,000 as of June 30, 2005.

     On June 17, 2005, our cash balances were insufficient to continue operations, and all our employees were furloughed in order to conserve cash. On August 12, 2005, the Company entered into a loan agreement with Apix
International Limited, receiving the first $500,000 of a $3 million loan facility. Subsequently, we received two additional advances of $500,000, on August 28, 2005 and September 8, 2005. There remains $1.5 million in unused financing available under the Apix loan facility. These funds will be received:
$500,000 on or after October 12, 2005, $350,000 on or after November 18, 2005, $350,000 on or after December 18, 2005 and $300,000 on or after January 18, 2006.

     Although our management recognizes the need to raise additional funds in the immediate future, we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will lose the entire value of their investment. In their opinion accompanying our December 31, 2004 financial statements, our independent registered public accountants concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations - Three and Six Months Ended June 30, 2005 and 2004

Net Sales

     For the six month period ended June 30, 2005, net sales decreased 12% to $1,065,000 in 2005 from $1,214,000 for the same period in 2004. By region, net sales in the United States decreased 18% to $476,000 for the six month period ended June 30, 2005 from $582,000 for the same period in 2004, while European net sales decreased 40% to $131,000 for the six month period ended June 30, 2005 from $219,000 for the same period in 2004. The decline in European sales is due to the competition our single-use catheter is facing from multi-use catheters. In the United States, the decrease in net sales was due to the company-wide furlough on June 17, 2005, which included our sales team and the cessation of operations in the later half of June 2005. By product, therapeutic net sales decreased for the six month period ended June 30, 2005 to $48,000 from $206,000 net sales for the same period in 2004. Diagnostic product net sales increased 3% to $731,000 for the six month period ended June 30, 2005 from $709,000 for the same period in 2004. Guiding catheters product net sales decreased 13% to $235,000 for the six month period ended June 30, 2005 from $269,000 for the same period in 2004.

     Net sales for the quarter ended June 30, 2005 decreased 12% to $510,000 from $578,000 for the same period in 2004. Regionally, net sales in Europe decreased 30% to $63,000 in the second quarter of 2005, from $90,000 in the same period of 2004. Net sales in the United States decreased 22% to $208,000 in the second quarter of 2005 from $265,000 for the same period in 2004. This decrease was partially offset by an increase in Japan (Asia) net sales to $239,000 in the second quarter of 2005 from $212,000 for the same period in 2004. The decrease in net sales in Europe and the United States in this quarter was caused by the company wide furlough starting June 17, 2005.

     Accounts receivable decreased 36% to $193,000 as of June 30, 2005 from $303,000 as of December 31, 2004. This decrease is due to lower sales in this quarter compared to the quarter ending December 31, 2004. The allowance for doubtful accounts was $35,000 as of June 30, 2005 and also as of December 31, 2004.

Cost of Goods Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended June 30, 2005 increased 20%, or $101,000 to $611,000 from $510,000 for the same period in 2004. Cost of goods sold for the six month period ended June 30, 2005 decreased 14% to $1,055,000 from $1,228,000 for the same period in 2004. The gross margin for the second quarter of 2005 was negative 20%, as compared to 12% for the same period in 2004. The decline in gross margin was due to greater destructive testing of product in preparation for FDA approvals and inventory write-downs of $27,000 in the six months ended June 30, 2005.

Research and Development Expenses


     Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended June 30, 2005 decreased 37% to $758,000 from $1,204,000 for the same period in 2004.

     Total research and development expenses for the six months ended June 30, 2005 decreased 36% to $1,400,000 from $2,192,000 for the same period in 2004. This decrease was due to a reduction in regulatory and clinical expenses for the first six months of 2005, or 19%, to $566,000 from $702,000 for the same period in 2004, which was attributable to a reduction in headcount following the submission of the REVELATION(R) Tx PMA to the FDA in 2004. Also, our direct product development costs for the first six months of 2005, decreased $656,000, or 44%, to $834,000 from $1,490,000 for the same period in 2004. This decrease was due to the completion of the Intellitemp project costs as this project moved from research and development to production.

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


                  3 months ended                     6 months ended
                     June 30,                           June 30,
          --------------------------------     ----------------------------
              2005              2004              2005            2004
          --------------    --------------     ------------    ------------

NPD/Pilot           424               856              834           1,490
RA/QA               334               348              566             702
          --------------    --------------     ------------    ------------
                    758             1,204            1,400           2,192
          ==============    ==============     ============    ============



     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended June 30, 2005 increased $241,000, or 9%, to $3,016,000 from $2,775,000 for the same period in 2004. More specifically, selling expenses for the six months ended June 30, 2005 decreased $107,000, or 20%, to $421,000 from $528,000 for the same period in 2004. General and administrative expenses for the first six months of 2005 increased by $396,000, or 20%, to $2,375,000 from $1,979,000 for the first six months of 2004. The increase was due to increased costs relating to the implementation of a Sarbanes-Oxley Act compliance program of $279,000, a bad debt reserve of $300,000 that was established against notes receivable from officers and directors of the company due to the declining value of the stock option collateral. Offsetting these increases was expense decreases of $217,000 in executive bonuses previously accrued but later deemed non-payable and expenses related to the June 17, 2005 furlough reducing salary expenses over the period. Marketing expenses for the first six months of 2005 also decreased $48,000, or 18%, to $220,000 from $268,000 for the same period in 2004.

     Selling, general and administrative expenses for the quarter ended June 30, 2005 decreased $229,000, or 15%, to $1,319,000 from $1,548,000 for the same period in 2004. The decrease in selling, general and administrative expenses was due to in part to the company-wide furlough, which took place on June 17, 2005 and the write off of $217,000 in executive bonuses in the period. This decrease contributed in the reduction of $291,000 in compensation and benefits costs for the quarter. In addition, the company experienced substantially higher costs related to the implementation of the Sarbanes-Oxley Act compliance program in the same period in 2004.


                           3 months ended                   6 months ended
                              June 30,                         June 30,
                   -----------------------------  -----------------------------
                       2005           2004           2005             2004
                   -------------- --------------  ------------    -------------

General and
Administrative             1,024          1,125         2,375            1,979
Marketing                    103            143           220              268
Sales                        192            280           421              528
                   -------------- --------------  ------------    -------------
                           1,319          1,548         3,016            2,775
                   ============== ==============  ============    =============



Interest and Other Income

     The Company recognized a gain of $263,000 in other income in the six months of 2005. This was a payroll tax refund received in 2002 but not recognized in income until this year when we received final confirmation of the nature of the refund from our payroll service.

Interest expense

     There was interest expense of $499,000 in the first six months of 2005 compared to $8,000 in the same period in 2004. This increase in interest expense for the quarter ended June 30, 2005 was primarily attributed to the loan with Agility Capital, which included an exit fee of $450,000 under the agreement.

Warrant Expense

     There was no Warrant expense for the first six months ended June 30, 2005 compared to $33,000 for the same period in 2004. The warrant expense of $33,000 for the six months ended June 30, 2004 was related to the warrants issued in connection with our December 2003 private placement that were carried as liabilities, and represented the 2004 portion of the difference of the warrants' valuation between their date of issuance and the date of registration of the shares underlying the warrants.

Impairment Charges

     Because there were indicators of impairment, including continued losses, the Company conducted an analysis during the first and second quarter of 2005 to determine if there was impairment of any long-lived assets. Based on this analysis, the Company increased its impairment of fixed assets by $46,000 in the second quarter of 2005 from $358,000 in the first quarter of 2005 for a total of $404,000 in the first six months of 2005. There were no impairment of assets charges in 2004.

     The Company also took an impairment of inventory charge of $133,000 in the second quarter of 2005. There were no inventory impairment charges in 2004.


Liquidity and Capital Resources

Cardima had cash and cash equivalents of approximately $23,000 as of June 30, 2005. On May 27, 2005, the company entered into a $1.5 million secured loan agreement with Agility Capital, LLC which funded the company $300,000 of the loan on closing. Under the terms of the agreement, the lender at its sole discretion could fund the remainder in $200,000, $500,000 and $500,000 installments dependent on the company achieving certain milestones. To secure its obligations under the loan agreement, the company granted Agility Capital a security interest in substantially all of its assets, including its intellectual property. Also, according to the loan agreement, all amounts outstanding became due and payable the earlier of an event of default by the company or August 15, 2005. The company was also required to pay Agility Capital an "Exit Fee" of $450,000 upon an Event of Default.

On June 16, 2005, the lender notified the Company that in its view an event of default had occurred and that all amounts outstanding were then due and payable. The lender also swept the Company's bank accounts containing approximately $456,000 and used the proceeds for repayment of the loan and a portion of the "Exit Fee" due under the loan agreement. Agility Capital also indicated that it was unwilling to fund further loans under the loan agreement.

On June 17, 2005, the company's cash balances were insufficient to continue operations and all the company's employees were placed on indefinite furlough in order to conserve cash.

On August 12, 2005, the company entered into a Loan Facility Term Sheet with Apix International Limited, which provided the company with up to $2 million in new financing. Cardima received the first $500,000, a portion of which was used to retire the Company's outstanding secured loan agreement with Agility Capital, LLC.

On August 15, 2005 the Company re-hired certain furloughed employees and re-started operations.

On August 28, 2005, the Company signed a loan agreement with Apix International Limited, which increased the total amount to be financed from $2 million to $3 million. The principal amount of the promissory note dated August 12, 2005 for $500,000 was rolled over into the new loan agreement. The Company received an additional $500,000 on this closing date and received another $500,000 on September 8, 2005. The remainder of the loan will be received as follows:
$500,000 on or after October 12, 2005, $350,000 on or after November 18, 2005, $350,000 on or after December 18, 2005 and $300,000 on or after January 18, 2006. The loan agreement will be secured by a first lien on all the Company's assets and intellectual property. All funds will bear interest at a rate of 10% per annum. The Company will pay a facility fee of $60,000 and an exit fee of

$900,000 at the end of the loan agreement. The facility, exit fees and accrued interest due under the loan are convertible into shares of the Company's common stock at a rate of $0.10 per share. Additionally, the Company will provide the lender, Apix International, with Warrants to purchase capital stock in the amount of 30,000,000 shares with a strike price of $0.10 per share. The financing facility has a term of 6 months ending February 28, 2006.

We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2004, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic, Inc. for $8,000,000 in 2001, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000. As of June 30, 2005 we had approximately $ 23,000 in cash and cash equivalents.

Net cash used in operating activities for the first six months of 2005 was approximately $3,847,000 compared to the net cash used of $4,864,000 for the first six months of 2004. The decrease of $1,017,000, or 21%, in net cash used in operating activities is mainly due to an increase in our payables and lower operating expenses. Net cash used in investing activities was $103,000 in the first six months of 2005 related to the capital expenditures of property and equipment, as compared to $43,000 for the same period in 2004. Net cash used by financing activities was approximately $119,000 for the first six months of 2005, compared to net cash provided of $3,031,000 for the same period in 2004. This change was due to the exercise of warrants during the first quarter of 2004, following our redemption call for warrants issued as part of the August 2003 private placement. Also, in the first six months of 2005, the Company received $300,000 in loans from Agility Capital with exit fees associated with the Agility loan of $450,000, which resulted in cash used of $502,000 and a balance owed of $294,000 as of June 30, 2005.

Although our management recognizes the need to raise additional funds in the remaining quarters of this year, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent registered public accountants have stated in their opinion on our December 31, 2004 financial statements that there is substantial doubt as to our ability to continue as a going concern.

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

FACTORS AFFECTING FUTURE RESULTS

If we fail to raise additional capital later this year, we will not be able to continue operations and our business will fail.

     We currently have only $463,000 in cash as of September 21, 2005. We will need to raise additional capital by the end of the year through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements. We are evaluating various potential courses of action including selling or licensing some of our proprietary technologies, or selling debt or equity securities, to raise funds. If we are unable to raise funds in the immediate future, our business will fail. Management estimates that our cash balance as of the filing of this report will be sufficient to fund planned expenditures only for a limited period of time, not extending beyond December 2005 and possibly earlier. The actual level of our expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner in the four quarter of 2005 than currently anticipated. We cannot assure you that additional capital will be available to us in the immediate future, if at all, or, if available, will be obtained on terms that preserve the value of your investment.

     On August 12, 2005, the company entered into a Loan Facility Term Sheet with Apix International Limited, which provides the company up to $2 million in new financing. Cardima received the first $500,000 on August 12, 2005, a portion of which was used to retire the Company's outstanding secured loan agreement with Agility Capital, LLC.

     On August 28, 2005, the Company signed a loan agreement with Apix International Limited, which increased the total amount to be financed from $2 million to $3 million. The principal amount of the promissory note dated August 12, 2005 for $500,000 was rolled over into the new loan agreement. The Company received an additional $500,000 on this closing date and received another $500,000 on September 8, 2005. The remainder of the loan will be received as follows: $500,000 on or after October 12, 2005, $350,000 on or after November 18, 2005, $350,000 on or after December 18, 2005 and $300,000 on or after
January 18, 2006. The loan agreement will be secured by a first lien on all the Company's assets and intellectual property. All funds will bear interest at a rate of 10% per annum. The Company will pay a facility fee of $60,000 and an exit fee of $900,000 at the end of the loan agreement. The facility and exit fees and accrued interest due under the loan are convertible into shares of the Company's common stock at a rate of $0.10 per share. Additionally, the Company will provide the lender, Apix International, with Warrants to purchase capital stock in the amount of 30,000,000 shares with a strike price of $0.10 per share. The financing facility has a term of 6 months ending February 28, 2006. The facility fee and the exit fee will be amortized as non-cash interest expense over the life of the loan. In event of a default all loan related fees will be expensed. In addition, any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding. The Apix International, $3 million loan agreement gives the company sufficient cash to operate through December 2005.

     We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. We had negative cash flow from operations of $3.8 million for the first six months of 2005, and for the twelve month period ending December 31, 2004 of over $9.3 million. If we are able to re-start the company, we can expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Our failure to raise capital when needed would likely cause us to cease our operations.

     Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future will likely include, terms that could impede our ability to raise additional funding, such as terms requiring the consent of certain security holders before we issue or register additional securities and anti-dilution protection giving those holders the right to receive additional shares of our common stock depending on the terms of our later financings. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. These rights and preferences may reduce or eliminate the value of our common stock upon liquidation of our company or other events. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

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

     Our net losses were approximately $5.2 million for the six months ended June 30, 2005 and approximately $9.7 million, $13.2 million, and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of June 30, 2005, our accumulated deficit was approximately $118.6 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock was delisted from Nasdaq on May 17, 2005. This could make it more difficult for investors to sell their shares and may lead to costly claims by investors.

     On May 6, 2005, we received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the "Rule" for purposes of this discussion, and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005. As a consequence, our stock was delisted on May 17, 2005.

     The Rule provides that if the closing bid price of a company's stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 10, 2004, we received a letter from Nasdaq stating that for the last thirty consecutive business days the closing bid price of our common stock had remained below $1.00 per share. We were provided 180 calendar days to regain compliance with the $1.00 closing bid price requirement for the time period required by Nasdaq, as well as Nasdaq's other requirements. Although we had not regained compliance by November 8, 2004, Nasdaq granted us an additional 180 calendar days, or until May 5, 2005, to regain compliance with the $1.00 minimum closing bid price requirement for at least 10 consecutive trading days. We did not regain compliance with the Rule by May 5, 2005.

     We may appeal the Nasdaq Staff's Determination to a Listing Qualification Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. There can be no assurance that we will appeal the Nasdaq Staff's Determination or, if the Company does appeal the Nasdaq Staff's Determination, that such appeal will be successful.

     In addition, Nasdaq Marketplace Rule 4310(c)(2)(B) requires a company to maintain at least $2.5 million in stockholders' equity or a market capitalization of at least $35 million, or to have specified levels of net income that we do not anticipate meeting for the foreseeable future. As of June 30, 2005, as reported in this quarterly report on Form 10-Q, our stockholders' equity was below $2.5 million and our market capitalization was below $35 million as of the filing of this report. We also expect to continue to incur net losses, which will cause continued reductions in our stockholders' equity. Accordingly, we are not currently in compliance with Rule 4310(c)(2)(B) and our ability to comply with these additional listing requirements will depend on our ability to raise substantial additional equity capital or on our market capitalization increasing and remaining above $35 million, over which we have limited or no control.

     In addition to the notices from Nasdaq described above, we have received other notices of possible delisting from Nasdaq in 2001, 2002, 2003 and 2004.

     Our stock is no longer listed on the Nasdaq SmallCap Market. Cardima stock is currently listed in the "pink sheets". This delisting may adversely affect the liquidity and value of your investment and could impair our ability to raise additional equity capital, which we may need to continue to operate our business. Among other things, if our common stock is delisted, it would be considered a "penny stock" under regulation of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. These requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. Delisting makes it more difficult and expensive for us to register our shares for resale, which would impair our ability to raise equity capital and increase our costs.

     In addition, we may face contractual claims under purchase agreements from our past private placement financings, and possibly non-contractual claims from other stockholders, now that our common stock is delisted. Any such claim would likely be costly and disruptive, even if resolved favorably to us.

Our need to raise additional capital in the near future could have a dilutive effect on your investment.

     In order to continue operations beyond the fourth quarter of 2005, we will need to raise additional capital. Subject to the contractual restrictions described above, we may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock. Any such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and any future private placements will likely involve the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional antidilution adjustments or dispute the Company's calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

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

     Our products are considered to be medical devices and are subject to regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

     o  product design and development;

     o  product testing;

     o  product labeling;

     o  product storage;

     o  premarket clearance and approval;

     o  advertising and promotion; and

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

     On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

     Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION Tx microcatheter systems designed for ablation of atrial fibrillation. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. We must receive PMA approval before marketing our products for ablation in the United States.

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

     The rate at which we may complete our pre-clinical and clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients' residences to clinical sites, the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians' time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

     We have entered into engagement letters in connection with our actual and proposed private placements that have in the past and may in future lead to disputes and also may lead to additional payments of cash or issuances of securities in connection with past or future sales of our securities.

     We have entered into several agreements with parties to act as our financial advisors, finders or agents in connection with actual and proposed equity financings, including agreements entered into in April 2001 and on July 15, 2002, November 13, 2002, December 9, 2002, December 28, 2002 (with another agreement signed with the same party in January 2003), March 11, 2003, July 15, 2003, July 18, 2003, August 2003 (oral agreement), November 2003, September 2004 and October 2004. These agreements have provided that we will pay cash fees, generally expressed as 6% to 8% of the funds raised, and issue warrants to purchase specified numbers of shares of our common stock, generally not exceeding 10% of the number of shares sold, to these parties in connection with our financings. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005.

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

     For example, the advisor that assisted us with a 2001 private placement, which we refer to as the 2001 Advisor, communicated to us in 2002 that it believes that it is entitled to cash fees and warrants in connection with the August 2002 private placement. We strongly disagree with the 2001 Advisor's interpretation of its letter agreement with us. In August 2002, we sent the 2001 Advisor a termination letter relating to its 2001 agreement. If the 2001 Advisor prevails on its claims in connection with the August 2002 private placement, we would be required to pay this advisor $381,570, or 7.5% of the gross proceeds that we received from the sale of common stock, and issue to the advisor warrants to purchase up to 698,287 shares of common stock (and if all of the warrants issued to the investors in that private placement are exercised, an additional $133,549 in cash). We also received letters from this advisor in early 2003 asserting that it is also owed approximately $300,000 plus warrants to purchase approximately 533,332 shares of our common stock at an exercise price of $0.8245 per share, arising in connection with private placements we consummated in December 2002 and January 2003. There can be no guarantee that the 2001 Advisor will not claim additional fees or warrants in connection with our financings closed after January 2003 or in connection with any future financing.

     In addition, by letters dated September 19, 2003 and January 29, 2004, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $82,500 and warrants to purchase "Units" (comprising 207,698 shares of our common stock and warrants to purchase 62,309 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with three enumerated purchasers' investments in our August 2003 private placement. This advisor has also stated its belief that we would have additional obligations to the advisor in the event that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its agreement. In a letter dated January 29, 2004, the advisor submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merits of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

     In August 2003, one of the advisors that we retained in connection with our August 2003 private placement notified us of its belief that it was entitled to an additional fee of approximately $35,000 and additional warrants to purchase approximately 47,000 shares of common stock, in connection with the August 2003 private placement. We responded that, based on the information in our possession; we believed that such advisor is not entitled to such fees and warrants. To date, we have received no further information from such advisor in support of its claim.

     Due to the existence of these various letter agreements, we may be obligated to pay cash fees and issue warrants to one or more financial advisors in connection with the closing of any of our private placements. In addition, we may in the future enter into further agreements with financial advisors, finders or placement agents, similar to those discussed above, in connection with private or public offerings of our securities. We might agree to pay to these parties a commission on any sales of securities to investors introduced to us by such parties or a commission based upon the exercise price of any warrants or other securities exercised by investors introduced to us by such parties, and that such commissions will be in addition to commissions payable to other financial advisors, finders and placement agents working on our behalf. In addition, we may agree to issue to these additional financial advisors, finders and placement agents securities such as warrants to purchase shares of our common stock, which could dilute your investment in our company. We also may be obligated to pay termination or break-up fees to our current or future financial advisors, finders and placement agents in connection with our financings. These commissions paid or warrants or other securities issued may be in addition to the commissions payable or securities issuable to other financial advisors, finders or placement agents in respect of the same transaction, and could be substantial. Disputes have arisen from time to time concerning our financial advisors' entitlement to cash and equity compensation associated with our past financings, and additional disputes may arise in the future. Any issuances of equity compensation to advisor could also be restricted by, or give rise to disputes under, the terms or our previously issued securities. Any dispute relating to these advisors will tend to divert management's time and attention from running our business and may cause us to incur material costs and expenses.

We have limited sales and limited experience in the sale, marketing and distribution of our products. Our failure to establish an effective direct or indirect sales and marketing force will cause our revenues to decline.

     We have only limited experience marketing and selling our products in commercial quantities. Currently, we are solely responsible for marketing and distributing our products in the United States. We had previously signed an exclusive three-year distribution agreement with St. Jude Medical Corporation in 2000, but St. Jude did not meet the first year minimum annual sales quota under the distribution agreement and, in June 2001, we mutually agreed with St. Jude to terminate the agreement. If we receive FDA approval of our PMA for REVELATION(R) Tx, we may not have an adequate marketing and sales force to adequately sell that product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

     We only have only a single direct salesperson in Europe. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

     Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct salesperson in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors' failure to meet minimum sales levels under those agreements. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a strategic transaction for this system. We cannot assure you that we will be able to enter into such an agreement on a timely basis or at all, that any distributor or licensee will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

     The market for catheters to diagnose or treat atrial fibrillation and ventricular tachycardia is highly competitive. Our microcatheter systems for the mapping and ablation of atrial fibrillation and ventricular tachycardia are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

     o conventional catheters using the "drag and burn" or "dot to dot" technique;

     o    anti-arrhythmic and anti-coagulant drugs;

     o external electrical shock to restore normal heart rhythms and defibrillation;

     o    implantable defibrillators;

     o purposeful destruction of the atrial-ventricular node followed by implantation of a pacemaker; and

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

     After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, and other regulatory agencies, including, but not limited to:

     o    fines;

     o    injunctions;

     o    recall or seizure of products;

     o    withdrawal of marketing approvals or clearances;

     o    refusal by the FDA to grant clearances or approvals; and

     o    civil and criminal penalties.

     We also are required to demonstrate and maintain compliance with the FDA's Quality System Regulations for all of our products. The FDA enforces the Quality System Regulations through periodic inspections, including a pre-approval inspection for PMA products. The Quality System Regulations relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the Quality System Regulations and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

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

     Although we label all of our microcatheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our microcatheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See "Factors Affecting Future Results--We may face product liability claims related to the use or misuse of our products."

Difficulties presented by international factors could negatively affect our business.

     A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

     o    export license requirements for our products;

     o    exchange rate fluctuations or currency controls;

     o changes in the regulation of medical products by the European Union or other international regulatory agencies;

     o    the difficulty in managing a direct sales force from abroad;

     o the financial condition, expertise and performance of our international distributors and any future international distributors;

     o    domestic or international trade restrictions; and

     o    changes in tariffs.

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

     We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our microcatheter systems for mapping and ablation. Boston Scientific Corporation currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics' technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. We may lose the licensed rights in the event of an assignment for the benefit of creditors or other bankruptcy or insolvency-related event. The loss of our exclusive rights to the Target Therapeutics-based microcatheter technology would significantly harm our business.

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

Third-party payors may deny reimbursement if they determine that a prescribed device:

     o    has not received appropriate regulatory clearances or approvals;

     o is not used in accordance with cost-effective treatment methods as determined by the payor; or

     o    is experimental, unnecessary or inappropriate.

     If we receive FDA clearance or approval, third-party reimbursement also would depend upon decisions by the United States Health Care Financing
Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that:

     o reimbursement for our products will be available domestically or internationally;

     o if available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems; or

     o that physicians will support and advocate reimbursement for procedures using our products.

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

     We currently manufacture our microcatheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. For example, we currently do not have the ability to manufacture one of the components of our Surgical Ablation System in substantial quantities. We expect that if U.S. sales of our PATHFINDER(TM) microcatheter products, our REVELATION(R) microcatheter products, or our Surgical Ablation System increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

     o    capacity constraints;

     o    production yields;

     o    quality control; and

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

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company. These provisions include:

     o the ability of the board of directors to alter our bylaws without stockholder approval;

     o the ability of the board of directors to issue, without stockholder approval, up to five o million shares of preferred stock with rights set by the board of directors, which rights could be senior to those of our common stock; and

     o the elimination of the rights of stockholders to act by written consent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We did not have material exposure to market risk from derivatives, interest rates or other financial instruments as of June 30, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to meet the objective for which they were designed and operate at the reasonable assurance level due to lack of segregation of duties caused by the Company wide Furlough on June 17, 2005.

Changes in internal control over financial reporting

     On June 17, 2005 the Company furloughed all of its employees and on August 15, 2005 the Company re-hired approximately one-half of the pre-furlough employees. The loss of so many employees may affect our ability to maintain adequate internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has been subject to certain legal proceedings and claims that arose in the ordinary course of business. The Company currently is a party to various claims, including claims from private placements agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these claims will not have a material adverse event on our results of operations, claims and litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of the Security Holders None.

Item 5. Other Information

     None

Item 6. Exhibits


31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Sarbanes Oxley Section 302

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  CARDIMA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: October  12, 2005        CARDIMA, INC.
                               /S/ GABRIEL B. VEGH
                               ------------------------------------------------
                               GABRIEL B. VEGH
                               Chairman   of  the   Board,   Chief   Executive
                               Officer, and Chief Financial Officer
                               (Principal Executive, Financial and Accounting
                               Officer)