Form 10-Q
period 2005-09-30
CARDIMA INC
filed 2005-11-21
CIK 1022570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2005

                                       or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X]Yes [_] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [_] Yes [X] No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_]Yes [X]No -

     As of October 5, 2005 there were 101,459,889 shares of Registrant's Common Stock outstanding.

                                  CARDIMA, INC.

                                TABLE OF CONTENTS

                          PART I. Financial Information




                                                Description                                                     Page

Item 1.      Financial Statements (unaudited)                                                                    3
             Condensed Balance Sheets as of September 30, 2005 and December 31, 2004                             3
             Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2005 and       4
             2004
             Condensed Statement of Cash Flows for the Nine Months Ended  September 30, 2005 and 2004            5
             Notes to Condensed Financial Statements                                                             6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               15
             Factors Affecting Future Results                                                                    23
Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                           40
Item 4.      Controls and Procedures                                                                             40

                           PART II. Other Information
                                Description Page

Item 1.      Legal Proceedings                                                                                   41
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                         42
Item 3.      Defaults Upon Senior Securities                                                                     42
Item 4.      Submission of Matters to a Vote of Security Holders                                                 42
Item 5.      Other Information                                                                                   42
Item 6.      Exhibits                                                                                            43

Signatures                                                                                                       43

PART I.

Item 1.  Financial Statements
                                  CARDIMA, INC.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                     September 30,        December 31,
                                                                                        2005                  2004
                                                                                    (Unaudited)                (1)
                                                                                   --------------        --------------
ASSETS
Current assets:
     Cash and cash equivalents...................................................  $         271         $
                                                                                                                 3,854
     Accounts receivable, net of allowances for doubtful accounts
         of $26 for September 30, 2005 and $35 for December 31, 2004.............            163                   303
     Inventories.................................................................            428                   878
       Prepaid expenses..........................................................            595                   456
       Notes receivable from related parties, net................................            286                   575
     Other current assets........................................................            827                    38
                                                                                   --------------        --------------
         Total current assets....................................................          2,570                 6,104
Property and equipment, net......................................................             52                   395
Other assets.....................................................................             35                    38
                                                                                   --------------        --------------
                Total assets                                                       $       2,657         $       6,537
                                                                                   ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable............................................................  $       1,302         $         870
     Accrued compensation........................................................            363                   604
     Other current liabilities...................................................          2,471                   321
     Credit obligation ..........................................................            200                    79
       Deferred rent.............................................................             20                    41
       Capital lease obligation - current portion................................             23                    31
                                                                                   --------------        --------------
             Total current liabilities ..........................................          4,379                 1,946
                                                                                   --------------        --------------

Capital lease obligation - noncurrent portion....................................             34                    52
                                                                                   --------------        --------------

Commitments and contingencies

Stockholders' equity (deficit):
     Common stock, $0.001 par value; 300,000,000 shares authorized, 101,459,889 and 101,305,613 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively.............................................        117,986               117,973
             Accumulated deficit.................................................       (119,742)             (113,434)
                                                                                   --------------        --------------
           Total stockholders' equity (deficit)..................................         (1,756)                4,539
                                                                                   --------------        --------------
             Total liabilities & equity (deficit)                                  $       2,657         $       6,537
                                                                                   ==============        ==============

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

            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                 ---------------------------------    ----------------------------------
                                                     2005               2004              2005               2004
                                                 --------------     --------------    --------------    ----------------
Net sales                                        $         346      $         569      $      1,411     $         1,783
Cost of goods sold                                         483                893             1,671               2,121
                                                 --------------     --------------    --------------    ----------------

Gross loss                                                (137)              (324)             (260)               (338)

                                                 --------------     --------------    --------------    ----------------
Operating expenses:
             Research and development                      198              1,016             1,598               3,208
             Selling, general and
             administrative                                613              1,370             3,629               4,145
             Impairment of long-lived assets                 -                  -               404                   -
             Excess & obsolete inventory                     -                  -                 -                   -
                                                 --------------     --------------    --------------    ----------------

Total operating expenses                                   811              2,386             5,631               7,353
                                                 --------------     --------------    --------------    ----------------

Operating loss                                            (948)            (2,710)           (5,891)             (7,691)

Interest and other income                                  604                  9               867                   -
Interest expense                                          (785)                (3)           (1,284)                (11)
Warrant expense                                              -                  -                 -                 (33)
                                                 --------------     --------------    --------------    ----------------

Net loss                                               $(1,129)           $(2,704)    $      (6,308)    $        (7,735)
                                                 ==============     ==============    ==============    ================

Basic and diluted net loss per share             $       (0.01)             (0.03)    $       (0.06)    $         (0.09)
                                                 ==============     ==============    ==============    ================
Shares used in computing basic and diluted net         101,440             84,684           101,440              83,785
loss per share
                                                 ==============     ==============    ==============    ================


            See accompanying notes to condensed financial statements

                                  CARDIMA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                    ------------------------------
                                                                                        2005             2004
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $     (6,308)    $     (7,735)
Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                            63              191
     Non-cash stock-based compensation                                                         3               63
     Non-cash deferred charges                                                               306               --
     Derivative revaluation                                                                   --               33
     Impairment of long-lived assets                                                         404               --
     Excess and obsolete inventory                                                           186               --
     Write-off of payroll tax refund liability                                              (245)              --
     Loss on disposal of assets                                                               --                5
     Accrued interest (income) on notes receivable from related parties                                        54
                                                                                             (11)
       Reserve on notes receivable from related parties                                      300               --
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                            140               52
         Inventories                                                                         264              234
         Prepaid expenses                                                                   (139)              80
         Other current assets                                                             (3,276)               8
         Accounts payable                                                                    430               95
         Accrued employee compensation                                                      (239)            (201)
         Other current liabilities                                                         3,445                8
         Deferred rent                                                                       (21)               1
                                                                                    -------------    -------------
         Net cash used in operating activities                                            (4,698)          (7,112)
                                                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                          (124)             (56)
                                                                                    -------------    -------------
         Net cash used in investing activities                                              (124)             (56)
                                                                                    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility                                 (269)            (324)
Proceeds from Apix Loan                                                                    1,500               --
Proceeds from Agility Line of Credit & accrual of exit fees                                  771
Payment of Agility Line of Credit & exit fee                                                (773)              --
Net proceeds from common stock sale                                                           10            3,127
                                                                                    -------------    -------------
         Net cash provided by financing activities                                         1,239            2,803
                                                                                    -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (3,583)          (4,365)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,854            6,446
                                                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $        271     $      2,081
                                                                                    =============    =============



            See accompanying notes to condensed financial statements.

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or for future operating results. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The accompanying balance sheet at December 31, 2004 has been derived from those audited financial statements.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation. After cost analysis studies were performed, to properly reflect costs of goods sold of the company, certain staff salaries were transferred out of the manufacturing to the research and development department. These reclassifications had the following effect on prior reported results of operations:

                                             Year-ended
                    Q1 2003   Q2 2003   Q3 2003   Q4 2003       2003     Q1 2004
                    ------------------------------------------------------------
COGS
Original filing       1,085       821       840       861      3,607        835
Change                 (124)     (144)     (131)      (94)      (493)      (117)
                    --------  --------   -------   -------    -------    -------
COGS restated           961       677       709       767      3,114        718


R & D
Original filing         950     1,495       967     1,046      4,458        871
Change                  124       144       131        94        493        117
                    -------- --------- --------- --------- ---------- ----------
R & D restated        1,074     1,639     1,098     1,140      4,951        988

2. RECENT FINANCINGS

     As of September 30, 2005 Cardima, Inc. had approximately $271,000 in cash and cash equivalents, negative working capital of $1,809,000, and an accumulated deficit of $119,742,000.

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

     On August 15, 2005, the Company re-hired certain furloughed employees and resumed operations. As of September 30, 2005, the Company's staffing was 26, including 21 regular full-time employees

     On August 28, 2005, the Company signed a loan agreement with Apix International, which increased the total amount to be financed from $2 million to $3 million. The principal amount of the promissory note dated August 12, 2005 for $500,000 was rolled over into the new loan agreement. The Company received an additional $500,000 on this closing date. Per the funding schedule, the Company received $500,000 on September 8, 2005 and $500,000 on October 11, 2005. The remainder of the loan will be received as follows: $350,000 on or after November 18, 2005, $350,000 on or after December 18, 2005 and $300,000 on or after January 18, 2006. The loan agreement will be secured by a first lien on all the Company's assets and intellectual property. All funds will bear interest at a rate of 10% per annum.

     Per the loan agreement, the Company is required to pay a facility fee of $60,000, a due diligence fee of $25,000, a document review and preparation fee of $50,000 and an exit fee of $900,000 at the end of the loan agreement. All these fees are being amortized as non-cash interest expense over the life of the loan.

     Also the loan agreement has an optional conversion clause that at its sole option, the lender, Apix International, may elect to receive payment for all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, in full or partial satisfaction of such amounts, that respective number of the Company's common stock at a rate of $0.10 per share. At the end of the loan agreement, if the lender ultimately exercises this option, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period.

Additionally, the Company will provide the lender, Apix International, Warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. Any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding. As of September 30, 2005, the Company has failed to file a registration statement with the SEC, as required by the loan agreement, to register all of the shares of Common Stock issued or issuable with respect to these warrants. On November 10, 2005, the Company and Apix International have entered into an amendment to the Loan Agreement to extend the date by which the Company is required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extends the date by which the Company is required to file a registration statement from September 30, 2005 to January 1, 2006.

3. MANAGEMENT'S PLANS

     Based on Management's current expectations, Apix International's $3 million loan agreement gives the Company sufficient cash to operate through February 2006. Only if the Company is able to raise sufficient funds, will Cardima be able to continue to work towards regulatory approval and commercialization of the REVELATION(R) Tx in the United States, commercialization of the Cardima Surgical Ablation System and the commercialization of the REVELATION(R) Helix in Europe.

     On May 6, 2005, the Company received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the "Rule" for purposes of this discussion, and that our securities were, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005. The Rule provides that if the closing bid price of a company's stock is below $1.00 for more than thirty consecutive trading days, the company faces possible delisting. On May 17, 2005 our stock was delisted from the Nasdaq SmallCap Market and was quoted on the "Pink Sheets". Commencing on October 26, 2005, the Company's shares were quoted on the Nasdaq Bulletin Board.

     Cardima, Inc. continues to pursue regulatory approvals and distribution relationships in significant market opportunities worldwide. We currently have distribution agreements for various products covering eight countries with an emphasis on Europe and the Pacific Rim, and we are currently seeking a strategic transaction for our Surgical Ablation System, which received United States Food and Drug Administration 510(k) clearance for use in ablating cardiac tissue in 2003. We have arranged for warehousing capacity in Europe to support both distribution and direct customer sales. Securing FDA approval of the REVELATION(R) Tx remains one of our primary goals. We plan to continue to pursue U.S. regulatory approvals for the REVELATION(R) Tx, as well as other therapeutic products already approved in Europe and in other markets which we believe have both the clinical potential and adequate medical support structure to accept a developing technology application. We are continuing to develop broader applications of our Surgical Ablation System as a minimally invasive, stand-alone surgical procedure to treat atrial fibrillation. We cannot assure you that we will be able to obtain or maintain any necessary regulatory approvals or that, if such regulatory approvals are obtained, that we will be able to successfully market our products, or that we will be able to establish a successful distribution channel for our Surgical Ablation System.

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

     Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade or cash. Customers are not entitled to any rights of product return. Although our customers are not legally entitled to returns, on occasion returns have occurred in such circumstances as shipping or order errors, product complaints or for customer relations purposes. Returns are at the sole discretion of the Company and can be reasonably estimated based on prior history. Net revenue for the quarter ended September 30, 2005 was $346,000, net of $3,000 in product returns in the quarter. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. Title and risk of loss are assumed by the distributors and the end users at shipping point.

     Allowance for Doubtful Accounts

     We establish estimates of the un-collectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. We have not experienced significant bad debt expense and we believe our reserve for doubtful accounts of $26,000 is adequate for any exposure to loss in our September 30, 2005 accounts receivable balance.

     Inventory Revaluation

     Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. We have analyzed the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. Excess and slow-moving inventories have been written-down by the amount of $682,000 from prior periods to state inventory at the lower of net realizable value or cost.

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

The following table illustrates the effect on reported net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                                Three Months         Nine Months
                                                                              Ended September 30,  Ended September 30,
                                                                         ---------------------------------------------
                                                                              2005       2004      2005       2004
                                                                         ------------- --------- ---------- ----------
   Net loss applicable to common shareholders - as reported              $     (1,129)   (2,704)    (6,308)   (7,735)
   Add:
         Stock-based employee compensation expense
         included in reported net income, net of applicable tax effects           ---       ---        ---       ---
   Deduct:
        Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of applicable tax effects                                    (189)     (222)      (587)     (808)


   Pro forma net loss                                                    $     (1,318)   (2,926)    (6,895)   (8,543)
                                                                         ------------- --------- ---------- ----------
   Basic and diluted net loss per share:
                                                                         ============= ========= ========== ==========
          As reported                                                    $      (0.01)    (0.03)     (0.06)    (0.09)
                                                                         ============= ========= ========== ==========

           Pro forma                                                     $      (0.01)    (0.03)     (0.07)    (0.10)
   Shares used in computing basic and diluted net loss per share              101,440    84,684    101,440    83,785
                                                                         ---------------------------------------------

     The fair  value of options  was  estimated  at the date of grant  using the
Black-Scholes  option  valuation  model  with  the  following   weighted-average
assumptions:

                                                                      Nine Months
                                                                      Ended September 30,

                                                                      2005             2004
                                                                      ----             ----

Expected life (years)..........................................        3.2              4.0
Interest Rate..................................................       3.96%            3.14%
Volatility.....................................................     123.58%          129.07%
Dividend Yield.................................................          0%               0%

   Research and Development

     Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

5.    WARRANTS

     During the third quarter of 2005, per the Apix loan agreement, Cardima provided the lender, Apix International, Warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. The beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price is being charged to non-cash interest during the periods the loan is outstanding. At September 30, 2005 the company revalued the beneficial interest. The resulting decrease was credited to other income. Also as of September 30, 2005, the Company has failed to file a registration statement with the SEC, as required by the loan agreement, to register all of the shares of Common Stock issued or issuable with respect to these warrants. On November 10, 2005, the Company and Apix International have entered into an amendment to the Loan Agreement to extend the date by which the Company is required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extends the date by which the Company is required to file a registration statement from September 30, 2005 to January 1, 2006.

6.   CONCENTRATIONS OF RISK

     During the quarter ended September 30, 2005, our net sales to foreign customers increased to 66% of total net sales, with 42% to Asia (Japan) and 24% to Europe. During the quarter ended September 30, 2004, net sales to foreign customers were 50% of total net sales, with 39% to Asia (Japan), and 11% to Europe. The countries which produced the largest net sales in the quarter ending September 30, 2005 were the US at 34% and Japan at 42%. For the same quarter in 2004, the countries which produced the largest net sales were the US at 50% and Japan at 39%.

     During the first nine months of 2005, our net sales to foreign customers increased to 58% of total net sales, with 43% to Asia (Japan) and 15% to Europe. During the nine months ended September 30, 2004, net sales to foreign customers were 52% of total net sales, with 35% to Asia (Japan), 16% to Europe, and 1% to other. The countries which produced the largest net sales in the nine months ending September 30, 2005 were the US at 42% and Japan at 43% and for the same nine months in 2004, the countries which produced the largest net sales were the US at 48% and Japan at 35%.

     During the quarter ended September 30, 2005 revenues to one customer comprised 42% of the company's total product sales. During the quarter ending September 30, 2004, one customer comprised 39% of the company's total net product sales.

     For the first nine months of 2005 revenues to one customer comprised 43% of the company's total net product sales. This is an increase from the first nine months of 2004 where one customer comprised 35% of the company's total net sales.

7. NOTES RECEIVABLE FROM RELATED PARTIES

     There are two outstanding notes receivable from related parties as of September 30, 2005. The notes receivable are as follow:


-------------- --------------- --------------- ------------------ ---------------------
Related        Principle       Accrued         Interest            Maturity
Parties        Amount          Interest        Rate                Date
-------------- --------------- --------------- ------------------ ---------------------

-------------- --------------- --------------- ------------------ ---------------------
Current                                           3 month         First day not serving
Director       $    278,500.00 $     85,577.00    Treasury Bill   as a  director
-------------- --------------- --------------- ------------------ ---------------------
Former Officer                                    3 month         48 months from
               $    192,500.00 $     29,910.00    Treasury Bill   note date
-------------- --------------- --------------- ------------------ ---------------------

     The Company recorded a $300,000 reserve charge against these two notes receivable in June 2005.

8. CREDIT OBLIGATIONS

     As of September 30, 2005, there are primarily two outstanding credit obligations. They are: (1) Apix loan agreement in the amount of $2,550,000, including $1,500,000 cash proceed, $1,035,000 loan fees and $15,000 accrued interest; and (2) various insurance policies financed in the amount of $140,000, including $47,000 for director and officer insurance package. For the Apix loan fees and the various insurance policies' financing, the Company has set up respective deferred charges accounts and is amortized over the life of the agreements.

9.    INVENTORIES

     Inventories consist of the following (in thousands):

                                September 30,                 December 31,
                                    2005                          2004
                              -------------------          --------------------
     Raw materials            $               90           $               152
     Work-in-process                         113                            99
     Finished goods                          225                           627
                              -------------------          --------------------
                              $              428                           878
                              ===================          ====================

     Inventory amounts shown above is recorded at standard cost which is lower than total cost and represented the lower of cost or market on a first-in, first-out basis. Additionally they are net of write-downs for excess and obsolete inventory of $682,000 at September 30, 2005 and $655,000 December 31, 2004. The Company provides reserves for inventory amounts by considering the potential excess inventory in relation to sales forecasts and the obsolescence of inventory as a result of technological advancements. Included in the net inventory value is a charge for excess and obsolete inventory of $186,000 for the nine-month ended on September 30, 2005, which was charged to cost of goods sold, to bring the net inventory to their fair value less disposal costs.

10. IMPAIRMENT OF LONG-LIVED ASSETS

     Because there were indicators of impairment, including continued losses, the Company conducted an analysis during the first and second quarter of 2005 to determine if there was impairment of any long-lived assets. This analysis involved a review of the fixed assets. The Company took an impairment charge against fixed assets of $358,000 in the first quarter and an additional $46,000 in the second quarter of 2005. The Company determined based on the conditions of impairment to reduce the net book value of the fixed assets by impairing assets greater than six months of age. This charge was required to bring the fixed assets to their fair value less disposal costs.

11. NET LOSS PER SHARE

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. We have excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

                                         September 30,            December 31,
                                              2005                    2004
                                       -------------------   -------------------

   Warrants............................        52,726,106            24,717,722
   Stock Options.......................         6,282,690             6,684,112
                                       -------------------   -------------------

   Total Warrants and Options..........        59,008,796            31,401,834
                                       -------------------   -------------------


12. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations and financial condition upon adoption.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006. The Company does not anticipate any impact on its consolidated results of operations and financial condition upon adoption of SFAS 154.

13. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This quarterly report on Form 10-Q, including management's discussion and analysis of financial condition and results of operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our goals, plans and efforts to secure regulatory approvals and to raise necessary capital, marketing plans, operating results and capital requirements. Except for historical information, the matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, estimated or contemplated by the forward-looking statements. These factors include:

o the risk that we will default on our loan agreement with Apix International Limited and not be able to obtain any additional funds provided for under the terms of the agreement,

o the risk that if we do not meet our payment obligations under our Loan Agreement with Apix International Limited, our secured lender, by the loan due date of February 28, 2006,

o the risk that we will be unable to obtain U.S. Food and Drug Administration, or FDA, approval for our pre-market approval application, or PMA, for the REVELATION(R) Tx linear ablation microcatheter system, including uncertainties associated with our ability to revise our study design and collect data acceptable to the FDA,

o the uncertainties associated with our ability to secure distribution partners,

o the uncertainties associated with our prospects for entering into a strategic transaction for our Surgical Ablation System,

o the risk that the approval process for the REVELATION(R) Tx or any other product, including additional clinical trials, will require substantial unanticipated expenses and management attention, the limited number of cases employing our products and the limited amount follow-up information involving these cases,

o the possibility of unanticipated expenses due to our staffing reduction and financing efforts, and

o the uncertainties associated with our ability to conduct successful clinical trials, obtain and maintain regulatory approvals, gain acceptance for our products from the marketplace, secure distribution, licensing or other strategic partners or successfully manufacture, market, sell and distribute our products, as well as the risk factors discussed below under "Factors Affecting Future Results" and those disclosed from time to time in our SEC reports.

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

     We have generated revenues of approximately $20.9 million from inception, September 1, 1994 to September 30, 2005. Prior to January 1997, these revenues were generated primarily in Europe and Japan from sales of our PATHFINDER(R) and TRACER(R) microcatheter systems for diagnosing ventricular tachycardia and our REVELATION(R) microcatheter system for diagnosing atrial fibrillation, as well as ancillary products such as the VENAPORT(R) guiding catheters. Since 1997 and the U.S. Food and Drug Administration's clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER(R) and REVELATION(R) lines of microcatheters for diagnosing ventricular tachycardia and atrial fibrillation, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one salesperson, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix microcatheters for treatment of atrial fibrillation following the receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

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

     Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the FDA in order to legally sell any of our products for treating atrial fibrillation or ventricular tachycardia in the United States. While the Surgical Ablation System has received 510(k) approval from the FDA for the ablation of cardiac tissue during cardiac surgery using radio frequency energy, PMA approval will be required prior to the introduction in the United States of the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix microcatheter systems for treating atrial fibrillation. Obtaining PMA for any of these products will require additional clinical trials, which will require substantial time and expense.

     Our current focus is on obtaining FDA approval in the United States of the REVELATION(R) Tx microcatheter system for the treatment of atrial fibrillation. On September 30, 2002, we submitted a PMA application for this system to the FDA. On May 29, 2003, we met with the Circulatory System Devices Panel, which recommended that the FDA not approve our PMA application. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel's non-approval recommendation.

     On January 20, 2004 we submitted an amendment to our PMA filing, in which we provided new analysis and an expanded patient base. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION(R) Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have been engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

Results of Operations - Three and Nine Months Ended September 30, 2005 and 2004

Net Sales

     Net sales for the quarter ended September 30, 2005 decreased 39% to $346,000 from $569,000 for the same period in 2004. Regionally, net sales in Europe increased by 32% to $83,000 in the third quarter of 2005, from $63,000 in the same period of 2004. Net sales in the United States decreased by 59% to $116,000 in the third quarter of 2005 from $282,000 for the same period in 2004. Also net sales in Asia (Japan) decreased by 34% to $147,000 in the third quarter of 2005 from $224,000 for the same period in 2004. The decrease in net sales in the United States and Asia in this quarter was caused by the company wide furlough starting June 17, 2005, which was ended on August 15, 2005.

     For the nine-month period ended September 30, 2005, net sales decreased 21% to $1,411,000 in 2005 from $1,783,000 for the same period in 2004. By region, net sales in the United States decreased by 31% to $592,000 for the nine-month period ended September 30, 2005 from $864,000 for the same period in 2004. The decrease of net sales in the United States was due to the Company-wide furlough on June 17, 2005 which was ended on August 15, 2005 with no headcount in the sales area. European net sales decreased by 24% to $214,000 for the nine month period ended September 30, 2005 from $282,000 for the same period in 2004. The decline in European sales was due to the competition that our single-use catheters were facing from multi-use catheters. Also Asian net sales for the nine-month period ended September 30, 2005 decreased by 3% to $605,000 from $621,000 for the same period in 2004.

     By product group, therapeutic product net sales decreased by 77% for the nine-month period ended September 30, 2005 to $62,000 from $268,000 net sales for the same period in 2004. Diagnostic product net sales decreased slightly to $988,000 for the nine-month period ended September 30, 2005 from $991,000 for the same period in 2004. Guiding catheters product net sales decreased 39% to $302,000 for the nine-month period ended September 30, 2005 from $493,000 for the same period in 2004.

     Accounts receivable decreased 46% to $163,000 as of September 30, 2005 from $303,000 as of December 31, 2004. This decrease is due to lower sales in this quarter compared to the quarter ending December 31, 2004. The allowance for doubtful accounts was $26,000 as of September 30, 2005 and was $35,000 as of December 31, 2004.

Cost of Goods Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended September 30, 2005 decreased by 46%, or $410,000 to $483,000, from $893,000 for the same period in 2004. Cost of goods sold for the nine- month period ended September 30, 2005 decreased by 21% to $1,671,000 from $2,121,000 for the same period in 2004. Cost of goods sold as a percentage of net sales decreased by 11% for the three months ended September 30, 2005 from the same period of the prior year, to 140%. The decrease in cost of goods sold as a percentage of net sales in the three months ended September 30, 2005 was due to the selling of inventories that were previously impaired.


Research and Development Expenses

     Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended September 30, 2005 decreased 81% to $198,000 from $1,016,000 for the same period in 2004, due to the furlough in June 2005 and reduction in force in August 2005.

     Total research and development expenses for the nine-months ended September 30, 2005 decreased 50% to $1,598,000 from $3,208,000 for the same period in 2004. This decrease was due to a reduction in regulatory and clinical expenses for the first nine-months of 2005, or 50%, to $611,000 from $1,224,000 for the same period in 2004, which was attributable to a reduction in force following the submission of the REVELATION(R) Tx PMA to the FDA in 2004. Also, our direct product development costs for the first nine months of 2005, decreased $997,000, or 50%, to $987,000 from $1,984,000 for the same period in 2004. This decrease was due to the completion of the Intellitemp project costs as this project moved from research and development to production.

     Clinical trials of our products and regulatory approval efforts have required substantial financial and management resources. We will be required to fund additional clinical trials to obtain U.S. FDA approval of REVELATION(R) Tx and other products for which we plan to seek U.S. regulatory approval. These trials will be expensive and time-consuming. In addition, clinical trials may identify significant technical or other obstacles that we will have to overcome before obtaining the necessary regulatory approvals or market acceptance. Due to the uncertainties associated with our ability to (1) complete clinical trials,
(2) demonstrate product safety and effectiveness and (3) obtain regulatory approval for our products, it is difficult for us to accurately predict the time or cost until completion of product development efforts.



                                       Three Months Ended                         Nine Months Ended
                                         September 30,                              September 30,
                              ---------------------------------------------------------------------------------
                                 2005         2004        % Change         2005         2004       % Change
                             ---------------------------------------------------------------------------------
Direct Product Development            153          494         -69%             987        1,984          -50%
Regulatory and Clinical                45          522         -91%             611        1,224          -50%
                             ------------  -----------         ----       ---------    ---------          ----
Total                                 198        1,016         -81%           1,598        3,208          -50%
                             =======================================   =======================================
Headcount                               4           11                            4           11
                             ==========================                ==========================



     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended September 30, 2005 decreased $757,000, or 55%, to $613,000 from $1,370,000 for the same period in 2004. The decrease in selling, general and administrative expenses was mainly due to the company-wide furlough, which took place on June 17, 2005 and the ultimate staffing reduction in late August 2005 when the Company resumed its operation.

     Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased $516,000, or 12%, to $3,629,000 from $4,145,000 for the same period in 2004. More specifically, selling expenses for the nine-months ended September 30, 2005 decreased $366,000, or 45%, to $448,000 from $814,000 for the same period in 2004. General and administrative expenses for the first nine-months of 2005 decreased by $22,000, or 1%, to $2,944,000 from $2,966,000 for the first nine months of 2004. Marketing expenses for the first nine months of 2005 also decreased $128,000, or 35%, to $237,000 from $365,000 for the same period in 2004. The overall decrease was due to (1) the costs relating to the reduced staffing during the period, (2) the reversal of the previously accrued $217,000 executive bonuses which was deemed to be non-payable, and (3) the implementation of a Sarbanes-Oxley Act compliance program of $279,000 in 2004. Offsetting these decreases was a bad debt reserve of $300,000 in June 2005, which was established against the notes receivable from the related parties.


                                  Three Months Ended                            Nine Months Ended
                                  September 30,                                 September 30,
                                  ----------------------------------------      -------------------------------------
                                        2005          2004    % Change            2005         2004      % Change
                                  ----------------------------------------      -------------------------------------
General and Administrative                569           987          -42%            2,944        2,966          -1%

Marketing                                  17            97          -82%              237          365         -35%

Selling                                    27           286          -91%              448          814         -45%
                                  ------------ ------------- -------------      ------------ ------------ ----------

Total                                     613         1,370          -55%            3,629        4,145         -12%
                                  ============ ============= =============      ============ ============ ===========

Headcount                                   6            17                               6           17
                                  ============ =============                    ============ ============


Interest and Other Income

     The Company recognized a gain of $863,000 in other income in the first nine-months ended September 30, 2005. These other incomes were from; (1) a payroll tax refund received in 2002 but was not recognized in income until this year when we received final confirmation of the overpayment of our payroll in a prior year, and (2) the valuation difference for the 30,000,000 warrants, which were issued to Apix International in connection with the $3,000,000 loan, between the grant date and this period ending date, September 30, 2005.

Interest expense

     There was interest expense of $785,000 in the quarter ended September 30, 2005 compared to $3,000 in the same period in 2004. This increase was primarily related to; (1) the amortization of the Apix loan fees of $257,000 and (2) the interest expense related to warrants issued of $510,000, which was related to the warrants issued in connection with our August 2005 Apix loan that were carried as liabilities, and represented the amortization of the discount of the note during the three months ended September 30, 2005.

     Also there was interest expense of $1,284,000 in the first nine months of 2005 compared to $11,000 in the same period in 2004. This increase in interest expense for the nine months ended September 30, 2005 was primarily attributed to: (1) the $450,000 exit fee of the Agility Capital's loan, (2) the $257,000 amortization of the fees associated with the loan from Apix International, and
(3) the $510,000 warrant-related amortization.

Warrant Expense

     There was no warrant expense for the first nine months ended September 30, 2005 compared to $33,000 for the same period in 2004.

Impairment Charges

     There was no impairment charge on long-lived assets during the quarter ended September 30, 2005. However because there were indicators of impairment, including continued losses, the Company conducted an analysis during the third quarter of 2005 to determine if there was impairment of any long-lived assets. Previously, the Company increased its impairment of fixed assets by $46,000 in the second quarter of 2005 from $358,000 in the first quarter of 2005 for a total of $404,000 in the first six months of 2005. There was no impairment of long-lived assets charge in 2004.

Liquidity and Capital Resources

Cardima had cash and cash equivalents of approximately $271,000 as of September 30, 2005. Based on Management's current expectations, Apix International's $3 million loan agreement gives the Company sufficient cash to operate through February 2006. We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2004, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic, Inc. for $8,000,000 in 2001, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000.

Net cash used in operating activities for the first nine months of 2005 was approximately $4,698,000 compared to the net cash used of $7,112,000 for the first nine months of 2004. The decrease of $2,414,000, or 34%, in net cash used in operating activities was mainly due to an increase in our other current liabilities and accounts payable, and lower operating expenses. Net cash used in investing activities was $124,000 in the first nine months of 2005 related to the capital expenditures of property and equipment, as compared to $56,000 for the same period in 2004. Net cash provided by financing activities was approximately $1,239,000 for the first nine months of 2005, compared to net cash provided of $2,803,000 for the same period in 2004.

Although our management recognizes the need to raise additional funds in the fourth quarter of this year or the first quarter of next year, there can be no assurance that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. We are evaluating various courses of action including selling or licensing some of our proprietary technologies. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our previous independent registered public accountants has stated in their opinion on our December 31, 2004 financial statements that there is substantial doubt as to our ability to continue as a going concern.

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

     We currently have $271,000 in cash as of September 30, 2005. We will need to raise additional capital by the end of the year through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements. We are evaluating various potential courses of action including selling or licensing some of our proprietary technologies, or selling debt or equity securities, to raise additional funds.

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

     Our net losses were approximately $6.3 million for the nine months ended September 30, 2005 and approximately $9.7 million, $13.2 million, and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of September 30, 2005, our accumulated deficit was approximately $119.8 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

Our stock was delisted from Nasdaq SmallCap Market on May 17, 2005. This could make it more difficult for investors to sell their shares and might lead to costly claims by investors.

     On May 6, 2005, we received a Nasdaq Staff Determination indicating that we had not regained compliance with the requirements for continued listing set forth in Marketplace Rule 4310(c)(4), which we refer to as the "Rule" for purposes of this discussion, and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market at the opening of business on May 17, 2005. Consequently our stock was delisted from Nasdaq SmallCap Market on May 17, 2005 and thus was traded on the Nasdaq "Pink Sheets". This delisting may adversely affect the liquidity and the value of your investment. It also could impair our ability to raise additional equity capital, which we may need in order to continue to operate our business. Currently the Company's shares are quoted on the Nasdaq Bulletin Board.

     In addition to the notices from Nasdaq described above, we received other notices of possible delisting from Nasdaq in 2001, 2002, 2003 and 2004.

     Furthermore, we may face contractual claims under purchase agreements from our past private placement financings, and possibly non-contractual claims from other stockholders, with the fact that our common stock was delisted from Nasdaq SmallCap Market . Any such claim would likely be costly and disruptive, even if resolved favorably to us.

Our need to raise additional capital in the near future could have a dilutive effect on your investment.

     In order to continue operations beyond the fourth quarter of 2005, we will need to raise additional capital. Subject to the contractual restrictions described above, we may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock. Any such sales will further dilute the percentage of our equity that you own. In addition, some of our previous private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and any future private placements will likely involve the issuance of securities at a discount to prevailing market prices.

     Depending upon the price per share of securities that we sell in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the Company's calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to affect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses, as we were required to do in the third quarter of 2003 with respect to certain warrants issued in that quarter.

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

     o  product testing;

     o  product labeling;

     o  product storage;

     o  pre-market clearance and approval;

     o  advertising and promotion; and

     o  product sales and distribution.

     Before we can market any of our products in the United States or other countries, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance for devices that are classified as Class II or lower, or a PMA for devices classified as Class III, such as REVELATION(R) Tx, in order to market a product. Currently, the process for 510(k) clearance requires approximately 120 days and PMA review process requires approximately six to twelve months. The PMA review process is in addition to the time required to conduct clinical trials demonstrating safety and effectiveness. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. The FDA may request extensive clinical data to support either 510(k) clearance or a PMA. The approval process, including any necessary clinical trials, can involve substantial expense. No assurance can be given that we will ever be able to obtain the necessary approvals for any of our products. Our failure to do so on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

     In the United States, we are required to seek a PMA for our ablation products, including the REVELATION(R) Tx microcatheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient atrial fibrillation feasibility study for mapping and ablation with the REVELATION(R) Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA in 2001. On September 20, 2002, we submitted our PMA to the FDA with data on more than 80 patients treated with our REVELATION(R) Tx microcatheter system. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA for the REVELATION(R) Tx linear ablation microcatheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA that provided new analysis, including data from an expanded patient base, to the FDA.

     On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION(R) Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

     Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION(R) Tx microcatheter systems designed for ablation of atrial fibrillation. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION(R) Tx linear ablation microcatheter system was not approvable based on the requirements of applicable regulations. Among other things, the FDA's letter stated that the FDA believes that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's Center for Devices and Radiological Health on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for atrial fibrillation, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. We must receive PMA approval before marketing our products for ablation in the United States.

     In December 2001, the REVELATION(R) Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM(R) microcatheter system for ablation of ventricular tachycardia and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM(R) microcatheter system for ablation of ventricular tachycardia to focus on obtaining regulatory approval of our REVELATION(R) Tx for atrial fibrillation. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM(R) microcatheter system. If we resume that trial, completing it could take several years.

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

     In connection with our prior financings, some of these advisors, finders and agents have alleged that they were owed additional cash and warrant compensation to which we have felt they were not entitled, and which would be in addition to fees and warrants paid to other advisors with respect to the same investors. Our financial advisors, finders and agents may assert similar claims in the future.

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

     Currently we only have a single contracted salesperson in Europe. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

     Additionally, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER microcatheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a contracted salesperson in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors' failure to meet minimum sales levels under those agreements. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a strategic transaction for this system. We cannot assure you that we will be able to enter into such an agreement on a timely basis or at all, that any distributor or licensee will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

     Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European

Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION(R), REVELATION(R) Tx, REVELATION(R) Helix, and TRACER microcatheters and VENAPORT, VUEPORT and NAVIPORT guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP radio frequency energy management devices during the first quarter of 2004.

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

     o the ability of the board of directors to issue, without stockholder approval, up to five million o shares of preferred stock with rights set by the board of directors, which rights could be senior to those of our common stock; and

     o the elimination of the rights of stockholders to act by written consent.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We did not have material exposure to market risk from derivatives, interest rates or other financial instruments as of September 30, 2005, and we do not expect any significant effect on our results of operations from interest rate and foreign currency fluctuations.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

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

     Subject to the limitations noted above, as of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. This determination was based upon the lack of segregation of duties caused by the Company wide Furlough on June 17, 2005.

(b)  Changes in internal control over financial reporting

Except as set forth below, there was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The following events adversely affected the Company's ability to maintain adequate internal controls over financial reporting during the last fiscal quarter:

     o The Company furloughed all of its employees on June 17, and re-hired approximately one-half of the pre-furlough employees on August 15 ,2005. The loss of so many employees resulted in a lack of segregation of duties, as evidenced by Mr. Gabriel Vegh serving as both our Chief Executive Officer and Chief Financial Officer.

     o On August 26, 2005, Mr. Spero Matthews resigned as the Company's Controller.

     o On October 17, 2005, BDO Seidman, LLP resigned as the Company's independent registered public accounting firm.

Notwithstanding the foregoing, the Company has taken the following steps to improve its disclosure controls and procedures:

     o On October 3, 2005, the Company hired Mr. Chris Mak to serve as its new Company's Controller;

     o In October, 2005, the Company hired Mr. Jim Pardee to serve as a finance and accounting consultant;

     o Also on October 18, 2005, the Company engaged Marc Lumer & Company to serve as its new independent registered public accounting firm.

We believe these additions in personnel enhance our ability to meet our financial and other reporting obligations as well as strengthen our disclosure controls and procedures so that they are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are currently not a party to any material legal proceedings. Notwithstanding the foregoing, the Company has entered into several agreements with parties to act as its financial advisors, finders or agents in connection with actual and proposed equity financings, which have provided that the Company will pay cash fees and issue warrants to purchase shares of the Company's common stock to these parties in connection with the Company's financings. Some of these advisors, finders and agents have alleged that they are owed additional cash and warrant compensation in connection with our prior financings, to which we have felt they were not entitled, and which would be in addition to fees and warrants paid to other advisors with respect to the same investors. Our financial advisors, finders and agents may assert similar claims in the future. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. An unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

     On November 10, 2005, the Company and Apix International have entered into an amendment to the Loan Agreement to extend the date by which the Company is required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extends the date by which the Company is required to file a registration statement from September 30, 2005 to January 1, 2006. Item 4. Submission of Matters to a Vote of the Security Holders.

         None.

Item 5.  Other Information

     On October 17, 2005, BDO Seidman, LLP resigned as the independent registered public accounting firm for Cardima, Inc. The Company engaged Marc Lumer & Company as its new independent registered public accounting firm. The Company's decision to engage the new accountant was approved by its Board of Directors on October 18, 2005. The reports from BDO Seidman, LLP on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that BDO Seidman, LLP's opinion in its report on the Company's financial statements for each of the last two fiscal years expressed substantial doubt with respect to the Company's ability to continue as a going concern.

     On October 28, 2005, Cardima announced that its shares are now quoted on the Over-the-Counter Bulletin Board (OTC BB) under the ticker symbol CRDM.BB. The Company's shares were previously quoted on the Pink Sheets.

Item 6. Exhibits


Exhibit
Number                              Description
--------- ----------------------------------------------------------------------
10.1 Loan Agreement dated August 28, 2005 by and between Apix International Limited and Cardima, Inc. (as incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission filed on September 1, 2005)

10.2      Amendment No. 1 to Loan Agreement dated November 10, 2005

10.3 10% Promissory Note of Cardima, Inc. dated August 26, 2005. (as incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission filed on September 1, 2005)

10.4 Warrant Agreement to purchase shares of the common stock of Cardima, Inc. dated as of August 28, 2005. (as incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission filed on September 1, 2005)

10.5 Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.6 Trademark Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.7 Patent Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.8 Patent, Trademark and Copyright Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).


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


DATE:     November 21, 2005


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