Form 10-K
period 2005-12-31
CARDIMA INC
filed 2006-05-05
CIK 1022570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 0-22419



                                  CARDIMA, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   94-3177883
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization                  Identification Number)

                              47266 BENICIA STREET
                         FREMONT, CALIFORNIA 94538-7330
          (Address, Including Zip Code of Principal Executive Offices)

                                 (510) 354-0300
                           (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
             SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Based on the closing sale price on the OTC Bulletin Board on June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $6,980,765. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,664,503 as of March 31, 2006.

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

ITEM 1A. RISK FACTORS

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2.  PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

                                     PART I

ITEM 1. BUSINESS

Overview

     We are  focused on the  diagnosis  and  treatment  of cardiac  arrhythmias.
Arrhythmias are abnormal electrical heart rhythms that cause fast and/or otherwise irregular heartbeats, which can potentially be fatal. Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias: atrial fibrillation (AF) and ventricular tachycardia (VT); however, our current efforts are focused on products for the diagnosis and treatment of AF. We develop, manufacture and market those products for two distinct market segments: electrophysiology (EP) and cardiac surgery.

     The principal clinical goal in the treatment of AF is effective creation of thin linear lesions mimicking those scar lesions created by Dr. Jim Cox in his ground-breaking, open surgical maze procedure for the curative treatment of AF. Dr. Cox demonstrated that if an anatomically placed scar lesion pattern were created in the heart walls of the atrium, these scar lesions could interrupt the arrhythmia patterns of electrical activity and keep the heart in normal sinus rhythm, or normal heart beat. Cardima's technology is designed to create this scar lesion pattern by ablating, or killing, cells with heat energy, using a linear catheter technology in conjunction with radio frequency (RF) energy, which can be used by both electro-physiologists and surgeons.


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

     The heart, as with any other organ, requires oxygen and nutrients to function efficiently. Because the heart has large oxygen and nutrient demands of its own, it requires an extensive, well-developed vascular network to bring blood to and carry blood away from its muscle tissue. This vascular network is located throughout the majority of the heart's walls and serves to nourish the heart tissue directly. This network is comprised of an arterial system and a venous system, both of which originates on the epicardium, or outer surface, of both the atria and the ventricles, and penetrates into the tissues of the walls of the heart. Thus, the anatomy of the heart walls consists of a thick mass of muscle cells supported by a framework of blood vessels.

     The heart's pumping action is controlled by its electrical conduction system within the heart muscle tissue. This conduction system allows electrical signals to propagate through the heart in a systematic and very organized way. These specialized conduction cells are placed throughout the walls of the four chambers of the heart. In a systematically timed sequence, this conduction system carries electrical signals to the muscle cells throughout the heart. This electrical conduction cycle results in a normal heartbeat that originates in the right atrium, commencing in a specialized group of cells called the Sino-Atrial node.

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

     Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the Bundle of His, a thin bundle of specialized cardiac muscle which conducts the electrical signals from the right atrium to the ventricles, and is distributed widely throughout both ventricles via the Purkinje Fibers, modified cardiac muscle fibers which conduct the electrical signals passed through the Bundle of His to the whole of the left and right ventricles, delivering the electrical signal to both ventricles at the same time and causing them to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body, they are surrounded by a larger amount of muscle tissue than the atria. The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body. In the normal heart, the four chambers work rhythmically with each other to ensure that properly oxygenated blood is constantly delivered throughout the body. This "normal" heart rate is called "normal sinus rhythm."

Arrhythmias

     Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart, have detrimental physical effects and impair a person's quality of life. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke and even death. Arrhythmias have numerous causes, including congenital defects and tissue damage from either heart attacks or arteriosclerosis. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, typically more than 100 beats per minute; and bradycardia, a slow resting heart rate, typically less than 60 beats per minute. Tachycardias fall into one of two major categories: (i) atrial tachycardia, which has its origin in the atria and (ii) ventricular tachycardia, which has its origin in the wall of the ventricles. Generally, arrhythmias are degenerative and worsen over time.

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

     According to the American Heart Association's (AHA) Heart Disease and Stroke Statistics - 2004 Update, AF affects more than 2.2 million people in the United States. The AHA statistics update also estimates that AF is responsible for over 100,000 strokes each year in the United States. AF is an independent risk factor for stroke, increasing the risk five-fold. According to the Framingham Heart Study reported in Circulation magazine, the lifetime risk for the development of AF in men and women 40 years of age and older is 25%.

     Standard electrocardiograms may be unable to locate the origin, or focus, of the AF. The preferred diagnostic method, called mapping, involves placing catheters with electrodes inside the chambers of the heart to record the electrical signals generated by the heart in order to locate the focus, or origin, of the arrhythmia.

     Current AF treatments are primarily supportive and palliative and do not cure AF. The most common therapies used in treating AF are anti-arrhythmic and anticoagulant drugs. Anti-arrhythmic drugs are typically used in an attempt to reduce the number of episodes of AF severity and/or to reduce the duration of each individual episode. Anti-coagulants are used to reduce the normal clotting mechanism of the blood, therefore reducing the potential of creating blood clots. Anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects, including pulmonary fibrosis and impaired liver function, and may significantly affect the patient's quality of life. Another palliative procedure for AF is external cardioversion, or the application of a strong electrical current using an external defibrillator to attempt to shock the heart back into normal sinus rhythm. This treatment only affects a single episode of AF; therefore it has no effect on the basic cause of AF and is not curative. Another treatment is the deliberate destruction of the atrio-ventricular node and subsequent implantation of a pacemaker. This is typically considered a treatment of last resort for AF patients as it does not cure or treat the AF itself, but rather allows rate control of the ventricles. The patient still has AF. Also, the patient is dependent on the pacemaker for life. Pacemakers are a device implanted into the chest, are battery-powered and typically require replacement approximately every seven to ten years, depending on manufacturer, type of device and amount of electrical energy delivered. Patients with pacemakers are usually required to continue with chronic anticoagulant drug therapy to attempt to prevent clotting. Anticoagulant drug therapy may result in the weakening of the blood vessels in the brain that may increase the risk of hemorrhagic stroke.

     The only curative therapy for AF used today is an open-heart operation commonly known as the surgical "maze" procedure. In the maze procedure, concomitant with another heart procedure such as valve replacement or coronary artery bypass surgery, a surgeon makes a series of cuts in a specific "maze-like" formation through the wall of the atrium with a scalpel and then sutures these cuts back together. The scars that result from the healed cuts re-direct and contain the chaotic electrical impulses and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive and is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to AF patients who also have some other surgical need, it is generally considered highly effective in controlling AF.

     Some leaders in electrophysiology are experimenting with minimally invasive, catheter-based ablation procedures that replicate the surgical maze procedure from inside the heart, thereby reducing the procedure time, patient recovery time and overall procedural costs. If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions. Therefore we developed the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix respectively, to mimic these required shapes.

Ventricular Tachycardia

     Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, in addition to the sino-atrial node, bypassing the heart's normal conduction system. A typical VT patient has experienced a myocardial infarction, or heart attack, which can result in the formation of a scar or electrical barrier inside the tissue of the ventricular wall, leading to improper electrical conduction in the cells immediately surrounding the scar. During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation, an extremely irregular, chaotic and ineffective spasming of the ventricles. Ventricular fibrillation is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardioversion or defibrillation.

     According to the AHA's Heart Disease and Stroke Statistics - 2004 Update, few deaths are statistically listed as being directly caused by ventricular tachycardia. However, it is estimated that most of the approximately 340,000 sudden cardiac deaths per year from coronary artery disease may be attributed to ventricular fibrillation.

Limitations of Current Catheter-Based Diagnosis and Therapy

     The demonstrated medical benefits and cost efficiency of minimally invasive procedures have encouraged electro-physiologists to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electro-physiologists have experimented with a treatment technique, often referred to as the "drag and burn procedure," in which conventional radio frequency tip ablation catheters are dragged across the inside surface of an atrium to attempt to create a linear lesion. Electro-physiologists have also experimented with the "dot to dot" procedure, whereby the doctor attempts to make a line by connecting a series of dot burns in the atria. Creating continuous, linear, trans-mural lesions to isolate portions of the atria using either of these methods with standard tip catheters has proven time consuming and difficult.

     We maintain that the disadvantages of existing catheter-based approaches to treat AF are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are larger and stiffer than our products and have a single electrode at the end of the catheter designed to create an ablation at the tip only. This single electrode catheter approach makes creating a solid or continuous line of scar lesion very difficult

     Based on experience with standard endocardial catheters, electro-physiologists recognize the need to record and evaluate a greater amount of electrical information from various areas in the heart simultaneously during AF or VT procedures. In the case of AF, we maintain that there is a need for catheters that are able to access both right and left atria to create linear lesions replicating, less invasively, the surgical maze procedure.

Cardima's Micro-catheter System Solution

     We believe our micro-catheter-based systems have the potential to offer the effectiveness of the open-heart surgical cure for AF (the "maze" procedure) but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. The principal clinical goals in the diagnosis and treatment of AF are effective mapping and safely creating appropriate lesions. To achieve those goals, the electro-physiologist or surgeon must be able to use easy-to-perform techniques to access areas of the heart that are currently inaccessible. In our quest to achieve those goals, we have designed micro-catheter systems that we believe provide more extensive and safe access to the arrhythmia-causing tissue. We also believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. A micro-catheter that both maps and ablates may decrease procedure time, improve treatment outcomes and enhance the overall safety of the procedure. Our completed Phase III clinical trial to treat AF with the REVELATION(R) Tx involved three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. All of our micro-catheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

     o Minimally invasive approach. Our micro-catheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other systems from reaching some small vessels that our micro-catheters can reach. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the procedures currently in use.

     o Single micro-catheter that can both map and ablate. We initially developed micro-catheters for diagnosing arrhythmias. Our primary focus today is the development of therapeutic micro-catheters, which we call the REVELATION(R) family of micro-catheters, capable of both mapping and ablating. Because our micro-catheter systems can both map and ablate, we believe that they will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

     o Enhanced access to the vasculature of the heart. Our micro-catheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our micro-catheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION(R) series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

     o Less tissue damage at safer power setting. Because our REVELATION(R) series ablation catheters are smaller, we create thinner lesion lines while maintaining the same depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in and around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins which restricts the flow of re-oxygenated blood returning to the heart from the lungs) after conventional ablation therapy is an issue. The REVELATION(R) series of ablation catheters creates thinner lines. Our catheters also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. While conventional catheters require at least 30 watts to ablate, our products can ablate at power settings as low as 5 watts. We believe that lower power means being effective while preserving more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

     o Compatible with existing capital equipment. Our micro-catheter systems are designed to be compatible with leading electrophysiology signal display systems and radio frequency generators currently in use by electrophysiology departments. This eliminates the need for new investment in additional capital equipment. As a result of the compatibility between our micro-catheter systems and the equipment used by most electrophysiology labs, we believe our micro-catheters will be most effective for these labs.

     o Reduced procedure and radiation exposure times. We believe that the dual functionality of our micro-catheter systems will reduce procedure times and enhance safety. Since the electro-physiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Curative Treatment for Atrial Fibrillation

     Our REVELATION(R), REVELATION(R) Tx and REVELATION(R) T-Flex micro-catheter systems are designed to diagnose and treat AF in the right atria by creating long, thin, continuous, linear, transmural lesions. A new model of the REVELATION(R) T-Flex, with an atraumatic ball-tip, and available with 8 or 16 electrodes, received CE Mark approval in June 2005. Our REVELATION(R) Helix micro-catheter system is designed to diagnose and treat AF that originates from the pulmonary veins, located in the left atria. The REVELATION(R) Helix can both diagnose and treat focal, or localized, AF. The REVELATION(R) Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain AF causing signals. A newer model, the REVELATION(R) Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins.

     Our REVELATION(R) Tx Phase III clinical trial data was submitted to the Food and Drug Administration (FDA) on September 30, 2002 in the United States to treat AF. On January 20, 2004, we filed an amendment to that original Pre-Market Approval (PMA) application in response to suggestions and comments made by the Circulatory System Devices Panel following our May 29, 2003 meeting with the panel. On May 21, 2004, we received a "not approvable" letter from the FDA, which stated that our PMA for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA's position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's Center for Devices and Radiological Health (CDRH) on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

     On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting.

     We maintain that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA. The trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective antiarrhythmic drugs (AADs) yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

     Our micro-catheter systems are designed to improve atrial function and reduce the risk of blood clotting, thereby reducing or possibly eliminating the need for chronic anticoagulant therapy. Our micro-catheter systems typically deliver less radio frequency energy and create thinner lesions than standard electrophysiology catheters, preserving a greater amount of atrial tissue following the procedure. Our micro-catheter systems also incorporate temperature-sensing bands between each electrode that are designed to be in direct contact with the atrial tissue. This direct contact between the temperature sensing bands and the atrial tissue is designed to give a more accurate temperature reading during ablation. Temperature sensing is extremely important when treating tissue in the left atria. The delivery of radio frequency energy creates scar tissue and has the potential to coagulate blood. Blood clots are extremely dangerous on the left side of the heart because these clots can flow through the arterial system to the brain and cause a stroke. Competitive systems use temperature sensors positioned under their electrodes that are not in direct contact with the tissue. Given concerns about creating clots or coagulum during an ablation procedure, we believe the direct contact design and more accurate temperature monitoring during an ablation is a competitive advantage. We believe this approach has the potential to offer the effectiveness of the open-heart surgical cure for AF, but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs.

Curative Approach for Ventricular Tachycardia

     Our PATHFINDER(R), PATHFINDER(R) mini and TRACER(R) diagnostic micro-catheter systems for mapping VT are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to VT ablation should permit our micro-catheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER(R), PATHFINDER(R) mini, TRACER(R) and THERASTREAM(TM) which was formerly under development. In January 2001, we decided to focus our efforts on our AF program and postpone our work on the therapeutic VT program. These products are currently used to help localize placement of bi-ventricular pacing leads via CS access.

Our Business Strategy

     Our objective is to be a leading developer of innovative products that provide safer and more effective diagnosis and treatment of AF. Our primary goal is to commercialize all of our REVELATION(R) series of ablation products for the treatment of AF in the electrophysiology market.

     Our Surgical Ablation System (SAS), a micro-catheter-based surgical probe coupled to the INTELLITEMP(R), a RF energy management device, received 510(k) clearance for use in the United States in January 2003. Due to our focus on the EP market, we do not currently plan to market our SAS ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction involving this system. We have retained a financial advisory firm to assist us in this effort.

     With respect to the electrophysiology market, we are focusing our development efforts on obtaining regulatory approval in the United States for REVELATION(R) Tx micro-catheter to treat AF. If we are able to obtain the additional funding that we need to continue our operations, and if REVELATION(R) Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION(R) T-Flex and the INTELLITEMP(R) for mapping and treating AF originating in the pulmonary veins of the heart. Our strategy incorporates the following key elements:

     o Seek funding necessary to continue operations. Due to our very limited cash resources, we plan to continue to seek additional funding, including through the potential sale or other strategic transaction involving our SAS, in order to attempt to continue operations.

     o Develop micro-catheter technology to address unmet clinical needs for both mapping and ablation. We are developing micro-catheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for AF. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutics, including guiding catheters and fixed-systems, in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. Additionally, we believe our REVELATION(R) family of ablation micro-catheters will be used to create long, continuous linear lesions designed to replicate the "maze" surgical procedure. The maze procedure, while expensive and highly invasive, has a high rate of success.

     o Provide micro-catheter systems that lower the cost of treating electrophysiological disorders. Our micro-catheter systems are designed to reduce the average time required for AF and the diagnostic and therapeutic procedures for VT. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of AF or VT treatments. The shorter procedure time that we believe will result from the use of our micro-catheter systems should enable physicians to perform a greater number of AF or VT procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for AF and VT procedures using our micro-catheter systems. We believe that our micro-catheter systems will appeal to patients and third-party payors seeking a cost-effective solution to the diagnosis and treatment of AF and VT.

     o Accelerate acceptance and adoption of our micro-catheter systems by leading electro-physiologists. We have formed relationships with leading  medical  centers  in the United  States,  Europe and Japan to perform clinical trials of our micro-catheter systems for the diagnosis and treatment of AF. We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology is an important step in the overall market acceptance of our micro-catheter systems. We intend to continue to work with leading physicians and medical centers to demonstrate the safety and effectiveness of our micro-catheter systems in treating AF.

          We hope this will allow us to establish broad market acceptance of our products. In addition, we intend to accelerate physician education regarding our micro-catheter systems through additional training with our clinical investigators and peer-reviewed publications concerning the clinical trials of our micro-catheter systems. However, because of the limitation of health care reimbursement in Europe and Asia, our profit margins remain small because of our overall manufacturing level.

     o Increase sales by further penetrating international markets. We intend to selectively increase international sales, especially in Europe, by leveraging our current network of international distributors to further penetrate international markets. We are cautiously optimistic that our INTELLITEMP(R) energy management device, which was granted CE Mark in January 2004, will stimulate interest in our micro-catheter systems by offering the opportunity to substantially reduce procedure times for the treatment of AF. We received and maintain ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as CE Mark approval to market a number of our micro-catheter products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER(R) micro-catheter system for mapping VT and have received regulatory approval in the United States, Europe, Japan and Australia for our REVELATION(R) micro-catheter system for mapping AF. We received CE Mark approval to market the REVELATION(R), REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix ablation micro-catheter systems to treat AF in the European Union in August 1998, December 1998, June 2000 and December 2001, respectively. A newer model, the REVELATION(R) Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins. A new model of the REVELATION(R) T-Flex, with an atraumatic ball-tip, and available with 8 or 16 electrodes, received CE Mark approval in June 2005. .

Products

     We are currently focused on developing micro-catheter systems for the diagnosis and treatment of AF. These systems are designed to access both the right and left atria. Our micro-catheter systems are designed to be used both endocardially and epicardially on the atria, to diagnose and ablate AF through the creation of long, thin, continuous, linear, curvilinear and/or circumferential lesions. The series of electrodes at the distal end of each micro-catheter, depending on the particular product, may both receive electrical signals for mapping, and, emit radio frequency energy for ablation. In addition, these micro-catheter systems are smaller in diameter and are designed to be more flexible than other existing electrophysiology catheters, providing thinner, continuous linear lesions, and therefore cause less destruction of tissue. Our micro-catheters are single use, disposable products. We are designing our products to be used with existing electrophysiology recording systems and radio frequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these micro-catheter systems.

     The following table describes our products and their intended indications and regulatory status:

                                                                               U.S. Regulatory           International
Therapeutic Products            Description               Indication              Status(1)           Regulatory Status(1)
====================    =============================    ============      ======================    ========================
REVELATION(R)           Eight-electrode micro-catheter     Mapping          510(k)  (2) clearance    Approved in the European
                        designed to map in both right                       obtained.                Economic Area (CE Mark)
                        and left atria.                                                              (3) and Canada.

                                                           Ablation         N/A                      Approved in the European
                        Can also be used for linear                                                  Economic Area (CE Mark)
                        ablation in approved markets.                                                for ablation.


REVELATION(R) Tx        Guidewire based eight-electrode    Mapping and      Phase III IDE(4)         Approved in the European
                        micro-catheter system with         Ablation         clinical trial           Economic Area (CE Mark)
                        tissue temperature sensors                          conducted from August    and Canada.
                        designed to map and create                          2000 to present; PMA(5)
                        long, thin, continuous, linear,                     Application filed
                        transmural lesions in the                           September 2002;
                        atrium.                                             Non-approval status
                                                                            determined May 29, 2003,
                                                                            application resubmitted
                                                                            January 20, 2004.
                                                                            Non-approval letter
                                                                            received from FDA
                                                                            May 28, 2004.

REVELATION(R) T-Flex    Deflectable and steerable          Mapping and      Supplemental PMA         Approved in the European
                        eight-electrode micro-catheter     Ablation         submission to FDA        Economic Area (CE Mark)
                        system with temperature sensors                     planned if REVELATION(R) and Canada.
                        designed to map and create                          TX is approved.
                        long, thin, continuous, linear,
                        transmural lesions in the right
                        atrium.

REVELATION(R) Helix     Helical shaped guide-wire          Mapping and      On hold pending          Approved in the European
                        eight-electrode micro-catheter     Ablation         Revelation(R) TX         Economic Area (CE Mark)
                        system with temperature sensors                     approval.                and Canada. European
                        designed to map and create                                                   clinical trial complete.
                        circumferential, focal linear
                        lesions in the pulmonary vein
                        ostia of the left atrium.

REVELATION(R) Helix     Helica shaped guide-wire 16        Pacing           On hold pending          Approved in European
STX                     -electrode micro-catheter          Mapping and      Revelation(R) TX         Economic Area (CE Mark)
                        system with temperature sensors    Ablation         approval.
                        and designed to map and create
                        circumferential, focal linear
                        lesions in larger pulmonary
                        vein ostia of the left atrium.

NavAblator(TM)          Deflectable and steerable          Mapping and      Incorporated into        No submission currently
                        ablation micro-catheter system     Ablation         U.S.-PMA(5)              planned.
                        with a temperature sensor                           application for
                        designed to map and create                          REVELATION(R)  Tx as part
                        transmural spot lesions in the                      of the mapping and
                        right atrium                                        ablation system.

INTELLITEMP(R)          Multi-channel RF controller        Accessory to     Cleared under 510(k)     Approval in European
Multi-channel RF        that allows controlled,            catheter         for use in surgical      Economic Area (CE Mark);
Controller              simultaneous delivery of RF        ablation system  ablation of cardiac      approval covers both
                        energy across multiple                              tissue.                  endocardial and surgical
                        electrodes with individual                          To be added through PMA  use.
                        temperature feedback.                               supplement as device
                                                                            accessory to
                                                                            REVELATION(R) TX
                                                                            micro-catheter system.

CARDIMA(R) Ablation     Eight-electrode, eight adjacent    Ablation of      510(k) clearance         Approved in the European
System                  thermocouple surgical probe        cardiac tissue   obtained.                Economic Area (CE Mark)
                        plus an RF energy management                                                 and Canada.
                        device which channels RF energy
                        simultaneously through any
                        combination of electrodes



Diagnostic Products
===================
PATHFINDER(R)           Guide-wire based                   Mapping          510(k) clearance         Approved in the European
                        multi-electrode micro-catheter                      obtained.                Economic Area (CE Mark)
                        system designed for accessing                                                Canada and Japan
                        coronary sinus vasculature to
                        locate arrhythmia-causing
                        tissue.

PATHFINDER(R) mini      Smallest Cardima PATHFINDER(R)     Mapping          510(k) clearance         Approved in the European
                        micro-catheter (1.5 French)                         obtained.                Economic Area (CE Mark),
                        designed to provide access to                                                Japan and Canada.
                        more distal and smaller
                        coronary veins

TRACER(R)               Over-the-wire multi-electrode      Mapping          510(k) clearance         Approved in the European
                        micro-catheter system designed                      obtained.                Economic Area (CE Mark),
                        to be used in the veins of the                                               Canada and Japan.
                        heart wall over a guidewire.

THERASTREAM(TM)         Over-the-wire multi-electrode      Ablation         U.S. IDE(4)  approved    No trial currently
                        micro-catheter system designed                      for feasibility trial.   planned in the European
                        for mapping and ablation from                       Clinical trial on hold.  Economic Area.
                        within the veins of the heart
                        wall.

Support Products
===================
VENAPORT(R)             Guiding catheters to access        Venous access    510(k) clearance         Approved in the European
                        coronary sinus with a family of                     obtained.                Economic Area (CE Mark),
                        curve shapes and lengths.                                                    Canada, Japan and
                        Designed to deliver Cardima                                                  Australia.
                        micro-catheters.

VUEPORT(R)              Balloon-tipped coronary sinus      Venous access,   510(k) clearance         Approved in the European
                        guiding catheter designed to       delivery of      obtained.                Economic Area (CE
                        facilitate delivery of             Electro-Physiology,                       Mark),  Canada and
                        electro-physiology catheters,      or "EP                                    Australia.
                        for injection of contrast          Catheters,"
                        material to facilitate and         venography
                        provide occlusive venography.

NAVIPORT(R)             Deflectable guiding catheter       EP catheter      510(k) clearance         Approved in the European
                        designed to facilitate delivery    delivery and     obtained.                Economic Area (CE Mark),
                        of EP catheters.                   support                                   Canada and Australia.

Accessories
===================
EP SELECT(R)            Switch box designed to             Connectivity     510(k) clearance         Approved in European
                        interface with existing            for pacing and   obtained.                Economic Area (CE Mark),
                        electrophysiology lab equipment    electrophysiology                         Canada, Japan and
                        and multi-electrode catheters.     recording.                                Australia.


TX SELECT(TM)           Switch box designed to             Connectivity     Incorporated into        Approved in European
                        interface with existing            for pacing,      U.S.-PMA(5)              Economic Area (CE Mark)
                        electrophysiology lab equipment    electrophy       application for          and Canada.
                        and multi-electrode catheters.     siology          REVELATION(R) Tx as part
                                                           recording        of the mapping and
                                                           and radio        ablation system.
                                                           frequency ablation.

(1) The regulatory status of our micro-catheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See "--Government Regulation." The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of micro-catheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" and elsewhere in this Annual Report on Form 10-K.

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

(4) An Investigational Device Exemption (IDE) is issued by the U.S. FDA to study the safety and effectiveness of an unapproved investigational device in humans. Approval to begin an IDE study is issued if the U.S. Food and Drug Administration concludes that the device potentially offers benefits for public health that outweigh the identified risk(s).

(5) PMA is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request clearance to market, or to continue marketing, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s).

Products Designed for Mapping and Ablating

     Our REVELATION(R)family of micro-catheters can access the atria of the heart in a minimally invasive procedure. They are designed to effectively map and ablate the cardiac tissue creating (i) long, thin, continuous, linear lesions in the right or left atria and (ii) focal or circumferential lesions in and around the pulmonary veins located in the left atria.

REVELATION(R) for Mapping

     The REVELATION(R) micro-catheter system is designed to facilitate mapping of the atria. The REVELATION(R)is a thin, flexible, eight-electrode micro-catheter. The REVELATION(R) micro-catheter system is a 3 French diameter micro-catheter that incorporates variable stiffness technology to permit access to any area of the atria and has eight coil electrodes for added flexibility to enhance contact and conformance to atrial tissue. This micro-catheter system is being marketed for mapping AF in the United States, Europe and Japan. The REVELATION(R) is also approved for treatment of AF in the European Union.

     Mapping prior to ablation may be useful to identify different etiologies of the arrhythmia, each of which could require slightly different ablation procedures. For example, some electro-physiologists believe most AF patients will need to be mapped and ablated in both the left and right atria, while others believe each side individually and separately needs intervention. During the `Maze' procedure, the surgeon does not map the atria, rather a set of predetermined cuts are made in anatomical areas of the atria. We believe that our products will have clinical utility in determining both where to ablate, and, in ablating in either the right or the left atria.

REVELATION(R) Tx for Ablation

     The REVELATION(R) Tx is a 3.7 French thin, flexible, eight-electrode micro-catheter that incorporates variable stiffness technology to permit access to any area of the heart and has coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The REVELATION(R) Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electro-physiologist will be able to use the REVELATION(R) Tx micro-catheter system to create long, thin, continuous, linear, lesions in the right atria thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION(R) Tx may have the ability to isolate more effectively and rapidly the arrhythmia-causing tissue.

     The REVELATION(R) Tx micro-catheter is designed with narrow coiled electrodes that are able to deliver ablation energy to the atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings may improve the safety of the procedure. The REVELATION(R) Tx micro-catheter system was designed to be used with virtually all cardiac electrophysiology radio frequency generators and electrophysiology mapping systems.

     The REVELATION(R) Tx micro-catheter has been tested in clinical trials in the European Union and the U.S. The Phase III portion of the United States clinical study, updated as of December 2003, treated and followed 98 patients, a sufficient number to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our PMA application. On September 30, 2002, we submitted our PMA application to the FDA and on November 5, 2002, our PMA application was accepted and we were granted expedited review status. On March 6, 2003, the FDA notified us that we would meet with the Circulatory Systems Device panel on May 29, 2003. After the May 29 meeting, the application was deemed not approvable by the FDA. Recruitment in the clinical trial continued, and on January 20, 2004 a PMA application amendment was filed with the FDA. This amendment summarized the experience a total of 93 Phase III patients who underwent ablation and 88 who reached six months of follow-up. On May 28, 2004, we received a "not approvable" letter dated May 21, 2004 from the FDA stating that our PMA for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated the FDA position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design.

     We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting.

     We maintain that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA. The trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective AADs yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

     Approval from the FDA of our PMA application will be required before the Cardima REVELATION(R) Tx can be marketed in the United States to treat AF. See "Government Regulation". The REVELATION(R) Tx does have CE Mark approval in the European Economic Area and conditional approval for sale in Canada.


REVELATION(R) T-Flex for Ablation

     The REVELATION(R) T-Flex has the same operational characteristics as the REVELATION(R) Tx, but is slightly larger in diameter (5.0 French) and is deflectable/steer-able. The addition of the ability to deflect makes the REVELATION(R) T-Flex more maneuverable, to enable formation of curvilinear lesions and potentially easier to position in the atrial anatomy. This product has CE Mark approval in the European Economic Area and in Canada.

     We plan to submit a supplemental PMA application to the FDA for the REVELATION(R) T-Flex if the PMA application for REVELATION(R) Tx receives FDA approval. We also plan to approach the FDA about a left atrial study using both the INTELLITEMP(R) and the REVELATION(R) T-Flex for the creation of continuous linear lesions.

REVELATION(R) Helix for ablation

     The REVELATION(R) Helix is a thin, flexible, eight-electrode micro-catheter with a helical-shaped distal tip. The REVELATION(R) Helix micro-catheter system is a 4.0 to 5.0 French diameter micro-catheter that incorporates variable stiffness, "memory metal" guidewire technology and permits access to the pulmonary vein areas of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION(R) Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight or sixteen electrodes (depending on catheter type) are closely grouped and can be used to create a continuous lesion in cardiac tissue, such as the atrial wall.

     Like the REVELATION(R) Tx, the REVELATION(R) Helix micro-catheter is designed with narrow-coiled electrodes that are able to deliver ablation energy to atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum and pulmonary vein stenosis. Lower power settings may equate to less potential for creation of this coagulum and may also equate to less clotting or stroke potential. We have designed our REVELATION(R) Helix micro-catheter system to be used with leading cardiac electrophysiology radio frequency generators and electrophysiology mapping computer systems.

     We believe that electro-physiologists will be able to use the REVELATION(R) Helix micro-catheter system to create thin, linear or curvilinear, lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" or "dot-to-dot" approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION(R) Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

     On December 10, 2001, we received approval to market the REVELATION(R) Helix in Europe under the CE Mark. A multi-center, 43-patient clinical investigation of the REVELATION(R) Helix began with the first patient treated on August 9, 2001. As of June 6, 2002, all 43 patients had been treated and by December 31, 2002, all 43 patients had achieved their six-month assessment. The clinical data from this investigation may be used to support a U.S. application for an IDE and to provide clinical data to support sales and marketing of the device in Europe. No complications, specifically pulmonary vein stenosis, associated with the device, has been reported by the initial 43 patients.

Products Designed for Mapping and Ablating Ventricular Tachycardia

     Our intravascular approach allows our micro-catheters to be positioned in the veins on the outer surface of the heart (epicardially) in close proximity to the VT-causing tissue and provides stable positioning within the coronary vascular system. We believe this approach will result in greater accuracy of diagnosis and more effective treatment. Our intravascular electrophysiology micro-catheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target Therapeutics' products designed to access the vessels of the brain. We believe the coating significantly improves product functionality. We have an exclusive license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within coronary vasculature.

PATHFINDER(R), PATHFINDER(R) mini and TRACER(R) for Tachycardia Mapping

     These  micro-catheter  systems  used for  diagnosing  VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our PATHFINDER(R) and TRACER(R) micro-catheter systems can be used to sub-select vessels and even access the small veins located at the apex, or lower tip of the heart. Our PATHFINDER(R) micro-catheter systems are configured with four, eight, sixteen or twenty electrodes and our TRACER(R) micro-catheter systems are configured with four, eight and sixteen electrodes, which enable the physician to perform an evaluation over a greater area. The PATHFINDER(R) mini, our smallest micro-catheter, is 1.5 French in diameter and provides more distal access to the smaller vasculature of the heart. The PATHFINDER(R) mini micro-catheter is approximately one fifth the size of existing catheters used for mapping. The PATHFINDER(R) can safely map VT via the coronary veins. Up to four PATHFINDER(R)s have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of VT and placement of pacing leads.

     We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER(R) micro-catheter for mapping VT. We sell our PATHFINDER(R) for VT mapping in the United States whereas in Europe it is sold through one direct sales representative and a network of distributors. Our products are sold in Japan through our independent distributor.

     We have postponed further development on the THERASTREAM(TM) VT program until such time that we have the appropriate funding. We expect to continue development of the VT program if we raise sufficient funds to continue operations and obtain FDA approval for, and successfully commercialize, our REVELATION(R) Tx micro-catheter.

Research and New Product Development

     We believe that, assuming we obtain the funding necessary to continue operations, our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our New Product Development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. While the primary responsibility of the department is to develop new products and transfer them to manufacturing, the department also performs applied research to improve device performance during the earlier stages of product development. The SAS received 510(k) clearance from the FDA in 2003. We have initiated a research and development program in the minimally invasive surgery area, with the SAS as our predicate device. with the goal of developing a viable product that will be manufactured and commercialized in 2006. In 2005, we conducted preclinical programs in support of planned U.S. clinical trials employing the REVELATION(R) T-Flex deflectable linear ablation catheter with the INTELLITEMP(R) EP energy management device. This ablation system permits simultaneous ablation through multiple electrodes, thereby selectively creating linear and curvilinear lesions in the atrial chambers of the heart. In addition, we are developing ancillary devices that support our therapeutic devices by improving access and visualization of our devices within the atrial chambers, using not only fluoroscopic but also ultrasonic imaging modalities. We do not currently plan to market our SAS ourselves, and are currently seeking a strategic transaction for this system.

     Research and development expenses for the years ended December 31, 2005, 2004 and 2003, were $2.1 million, $3.9 million and $5.0 million, respectively.

Marketing and Distribution

     We have one direct sales representative responsible for U.S. sales of our products, which have received 510(k) clearance, and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electro-physiologists practicing domestically.

     Our European sales presence includes one sales consultant and distribution through third party distributors in key target markets. These on-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, and in Central and Eastern Europe. We believe there are about 400 hospitals that perform electrophysiology procedures and approximately 600 board certified electro-physiologists located outside of the U.S. We have, for the time being, suspended distribution in China but have otherwise maintained our Asian sales channels. We will be required to expend additional resources to operate this remote sales force effectively.

     As of December 31, 2005, we had a limited number of customers worldwide. Paramedic Co., Ltd., our distributor in Japan, accounted for 48.4%, 36.2%, and 37.5% of our total net product sales in 2005, 2004 and 2003, respectively.

Manufacturing

     We fabricate certain proprietary components of our products and assemble, inspect, test and package most components into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to our proprietary technology.

     We believe our custom-designed, proprietary processing equipment is an important component of our manufacturing strategy. In some cases, we developed proprietary enhancements for existing production machinery to facilitate the manufacture of our products to exacting standards. We also developed core manufacturing technologies and processes, including proprietary extrusion techniques and equipment, polymer-processing capabilities, including composite lamination, welding of dissimilar materials, balloon forming and proprietary, precision guidewire-grinding techniques enabling fabrication of a large variety of guidewire core profiles. Furthermore, our technological expertise includes braiding, precision coil winding, hydrophilic coating application, material cleaning and surface preparation.

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

     Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. We conduct supplier quality audits and have established a supplier qualification program. Several of the components and equipment, such as laminate tubing, connector components and hydrophilic coating, are provided by sole source suppliers. Our intravascular electrophysiology micro-catheters, exclusive of the guiding catheters, are coated with a hydrophilic coating. This coating has been used on Target
Therapeutics' products designed to access the vessels of the brain. Target Therapeutics is a subsidiary of Boston Scientific Corporation, a company that develops, markets and sells cardiac electrophysiology products that compete directly with the micro-catheter products we are developing. We believe the coating significantly improves product functionality. There are relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components, particularly laminate tubing, could not be accomplished quickly. The inability to identify and contract with alternate suppliers could have a material adverse effect on our ability to manufacture products and, therefore, on our business, financial condition and ability to test or market our products on a timely basis. We plan to qualify additional suppliers if, and as, future production volumes increase. Because of the long lead time for some components, which are currently available from a single source, a supplier's inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

     Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Requirements (QSR) and ISO 13485 compliance inspections conducted by the FDA and the RWTUV before we can market our products. We have obtained ISO 13485:2003 Quality Systems certification from RWTUV and have obtained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual surveillance and audit re-certification by RWTUV since 1995 with the most recent RWTUV audit in January 2006. In November 2000, the FDA conducted a Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, which we successfully passed. Cardima also successfully passed a pre PMA inspection by the FDA in January 2003. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See "Government Regulation."

Patents and Proprietary Rights

     Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and key foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the

United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 23 issued United States patents, of which 2 were issued in 2005. In addition, we have 3 pending United States patent applications. In December 2000, we sold four non-therapeutic patents and seven issued follow-on patents, as well as one pending and one provisional patent, to Medtronic, Inc. for $8,000,000 in cash. The pending patent has now issued; the then provisional patent application was converted to a full application, which has also issued. In addition, a continuation-in-part has been filed for one of those applications. We received back a perpetual, worldwide co-license at no cost from Medtronic to use those patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any party not affiliated with Medtronic, Inc. We have also licensed a proprietary surface-coating material from another vendor used on certain of our micro-catheters. As of December 31, 2005, we have also filed 45 patent applications in major international markets, of which 10 have been issued. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

     We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target Therapeutics, we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use
Target Therapeutics' technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any of Target Therapeutics' technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering Target Therapeutics' technology developed prior to May 31, 1996, unless terminated earlier upon a breach, specified insolvency and bankruptcy related events or our failure to continue to be engaged in specified fields of business for 12 months. In addition to this exclusive license to use Target Therapeutics' technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target Therapeutics' technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target Therapeutics' technology that results in a material change in the function, purpose or application of a particular product incorporating Target Therapeutics' technology.

     Under the Target Therapeutics' agreement, we granted back to Target Therapeutics an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuropathology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target Therapeutics' technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutics and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutics' technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target Therapeutics and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutics an amount equal to 40% of the gross profit for such product.

     We obtained rights to a biocompatible hydrophilic-coating material and process through a royalty-bearing license to use the hydrophilic coating technology in products designed to map and ablate cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach or due to our being in insolvency, dissolution, bankruptcy or receivership proceedings affecting the operation of our business.

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

     Other companies are developing proprietary systems for the diagnosis of cardiac arrhythmias including Biosense Webster, Inc., a division of Johnson & Johnson; Cardiac Pathways, Inc. and EP Technologies, divisions of Boston Scientific; and Endocardial Solutions, Inc., a subsidiary of St. Jude Medical, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and St. Jude Medical, Inc., which manufacture implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the current treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. Our failure to demonstrate the competitive advantages of our products continues to have a material adverse effect on our business, financial condition and results of operations.

     In the market for cardiac mapping and ablation devices, we believe that the primary competitive factors are safety, clinical effectiveness, ease of use and overall cost to the health care system. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change.
Accordingly, our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products. We believe our products that have received regulatory approvals compete with respect to these factors, although there is no assurance that we will be able to continue to do so. Our other products' competitiveness will depend on further regulatory approvals, which are inherently uncertain.

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

     To date, we have received 510(k) clearances from the FDA for our PATHFINDER(R), PATHFINDER(R) mini and TRACER(R) over-the-wire micro-catheter systems for mapping VT and REVELATION(R) micro-catheter system for mapping AF. In addition, we have received 510(k) clearance for our line of VENAPORT(R), VUEPORT(R) and NAVIPORT(R) guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearance for a surgical probe, based on REVELATION(R) catheter technology, for the ablation of cardiac tissue during surgery.

     A device that does not qualify for 510(k) clearance is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device) or when there is no similar device already approved. A Class III device generally must go through the PMA application process to receive FDA approval. This process requires that the manufacturer establish the safety and effectiveness of the device to the FDA's satisfaction. This requires the manufacturer to provide extensive pre-clinical and clinical data, information about the manufacture of the device and its components and information about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer's facilities for compliance with the QSR, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

     Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant's facilities and/or its investigator's sites to audit the clinical data and/or the data collection process and procedures. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process and the panel's recommendation is generally accepted.

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

     We have confirmed that our ablation products, including the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix will be designated as Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

     A clinical trial in support of a 510(k) submission or a PMA application requires an IDE application approved in advance by the FDA for a specific number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

     We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION(R) Tx micro-catheter system for AF in August 2000. As of December 2003, 98 patients had been treated with the REVELATION(R) Tx micro-catheter and 88 of those patients had been followed for at least six months, the time at which the trial's primary end point (reduction in the frequency of symptomatic
AF) was assessed. In January 2004, a summary of these data was submitted to FDA as an amendment to our original September 2002 analysis, which the FDA had indicated in June 2003, it would not approve. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated the FDA's position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

     On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting.

     We believe that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA. Trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective AADs yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

     An IDE for our THERASTREAM(TM) VT ablation micro-catheter system was approved by the FDA in November 1999 and approval to expand the study was received in 2000. We decided to focus our efforts on our AF program and postponed work on our VT program by closing the investigational study for this device.

     Any devices manufactured or distributed by us pursuant to FDA clearances or approvals will be subject to pervasive and continuing regulation by the FDA and certain state agencies. We are subject to inspection by the FDA and the California Department of Health Services and have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States. These regulatory requirements include, among others, manufacturing and design control regulations, labeling, Medical Device Reporting regulations which require that a manufacturer report to the FDA certain types of adverse events involving its products, and the FDA's prohibitions against promoting approved products for unapproved, or "off-label," uses. In addition, Class II devices, such as our mapping products, can be subject to additional special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines) that do not apply to Class I devices. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on us.

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

     We have received regulatory approval to affix the CE Mark to our REVELATION(R), REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix micro-catheters for treatment of AF as well as our PATHFINDER(R) diagnostic family of micro-catheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

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

     The U. S. Congress had previously enacted and we had previously received a "pass-through reimbursement allowance category"in March 2001 on all U.S. approved diagnostic and guiding catheter products including the PATHFINDER(R), REVELATION(R), TRACER(R), NAVIPORT(R), VUEPORT(R) and VENAPORT(R). Pass-through reimbursement allowed for the direct charging of a specific product for reimbursement. The temporary category status expired on December 31, 2002. The products now sell without the need for such categorization.

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

Product Liability and Insurance

     The development, manufacture and sale of our micro-catheter systems expose us to an inherent risk of product liability claims. Although we currently have general liability insurance with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million annual limitation, and product liability insurance with coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million annual limitation, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although all our guiding, diagnostic and therapeutic products are labeled for single use only, we are aware that some physicians are re-sterilizing and reusing such products. Moreover, despite labeling our micro-catheters for diagnostic use only, we believe physicians are using such mapping micro-catheters for ablation. Multiple use or "off-label" use of our micro-catheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

Employees

     At December 31, 2005, we had 28 employees, of whom 4 were engaged directly in research and new product development, 2 in regulatory affairs, quality assurance and clinical activities, 12 in manufacturing, 3 in sales and marketing and 7 in finance and administration.

     We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Future Results-- We are dependent upon our key personnel".

ITEM 1A. RISK FACTORS

     You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS:

If we fail to raise additional capital in the near future, our business will fail.

     We have very limited cash resources and will need to raise additional capital in the immediate future through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of March 31, 2006 will be sufficient to fund planned expenditures only for a very limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

     Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise the further funding, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2005 of $6.0 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products, such as the additional clinical trial activities that the U.S. FDA recently stated would be required with respect to our PMA for REVELATION(R) Tx, or in other aspects of our business. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Furthermore, our November 2004 equity financing included, and future debt or equity financing, if available, will likely involve, restrictive covenants and other restrictions that impair our ability to raise additional capital and operate our business. Our failure to raise capital when needed would likely cause us to cease our operations.

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

     We have sold only a limited number of our micro-catheter and surgical products. In addition, we will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, regulatory approval efforts and manufacturing, sales, marketing and other expenses as we seek to obtain necessary approvals and bring our micro-catheters and surgical products to market. Since our inception, we have experienced losses, and we expect to experience substantial net losses into the foreseeable future.

     Our net losses were approximately $8.3 million for the year ended December 31, 2005 and approximately $9.7 million, and $13.2 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005, our accumulated deficit was approximately $121.8 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

The  audit  report   accompanying  our  2005  financial   statements   expresses
substantial doubt as to our ability to continue as a going concern.

     As a result of our losses to date and accumulated deficit, the audit report on our 2005 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. The audit reports on our 2004 and 2003 financial statements contained similar explanatory paragraphs. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

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

     To date, although we received 510(k) clearance for the use of the SAS to ablate cardiac tissue, none of our electrophysiology products in development for the ablation of AF or VT has received regulatory approval in the United States. Our SAS has received 510(k) clearance only for ablating cardiac tissue and not for any other purpose or any specified treatment. If we cannot gain U.S. regulatory approvals, our business will be materially harmed and we may be unable to secure the funding needed to continue operations. Even if we raise the funding necessary to continue operations, successfully develop our ablation products and obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market micro-catheter systems to map and ablate AF and VT, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

     In the United States, we are required to seek a PMA for our ablation products, including the REVELATION(R) Tx micro-catheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient AF feasibility study for mapping and ablation with the REVELATION(R) Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA application in 2001. On September 20, 2002, we submitted our PMA application to the FDA with data on more than 80 patients treated with our REVELATION(R) Tx micro-catheter system. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA application for the REVELATION(R) Tx linear ablation micro-catheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA application that provided new analysis, including data from an expanded patient base, to the FDA.

     On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that FDA position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting.

     We believe that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA. Trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective AADs yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

     Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION(R) Tx micro-catheter systems designed for ablation of AF. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. Among other things, the FDA's letter stated the FDA's position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA's CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting.

     We believe that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA. Trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective AADs yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition. We must receive PMA approval before marketing our products for ablation in the United States.

     In December 2001, the REVELATION(R) Helix received the CE mark allowing sales in the European Economic Area. We also received in December 1999 approval for an IDE to begin clinical testing of our THERASTREAM(TM) micro-catheter system for ablation of VT and during calendar year 2000 approval to expand that trial; however, we have postponed the clinical feasibility trial for the THERASTREAM(TM) micro-catheter system for ablation of VT to focus on obtaining regulatory approval of our REVELATION(R) Tx for AF. We have no estimate as to when, or if, we will resume the clinical trial for our THERASTREAM(TM) micro-catheter system. If we resume that trial, completing it could take several years.

     Current or future clinical trials of our micro-catheter systems will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will need to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of our micro-catheter system for the ablation of AF would have a material adverse effect on our business, financial condition and results of operations.

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

     We have entered into several agreements with parties to act as our financial advisors, finders or agents in connection with actual and proposed equity financings during 2001 through 2004. These agreements have provided that we will pay cash fees, generally expressed as 6% to 8% of the funds raised, and issue warrants to purchase specified numbers of shares of our common stock, generally not exceeding 10% of the number of shares sold, to these parties in connection with our financings. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005.

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

     For example, by letters dated September 19, 2003 and January 29, 2004, an advisor that we had retained in November 2002 (under an agreement that we terminated effective May 18, 2003) has claimed that under its November 13, 2002 agreement with us, we are obligated to pay such advisor cash fees of $82,500 and warrants to purchase "Units" (comprising 207,698 shares of our common stock and warrants to purchase 62,309 shares of common stock at an exercise price per share of $0.7282) at an exercise price per Unit of $0.58256, in connection with three enumerated purchasers' investments in our August 2003 private placement. This advisor has also stated its belief that we would have additional obligations to the advisor in the event that other investors in the August 2003 private placement were investors as to which the advisor is entitled to compensation under its agreement. In a letter dated January 29, 2004, the advisor submitted information alleged to support a portion of its claim, and stated its belief that we are obligated to register the claimed securities for resale. In our opinion, this advisor has not established the merits of its claim. We cannot predict whether additional claims will be made, or the resolution of any current or future claims, by this former advisor.

     In addition, in August 2003, one of the advisors that we retained in connection with our August 2003 private placement notified us of its belief that it was entitled to an additional fee of approximately $35,000 and additional warrants to purchase approximately 47,000 shares of common stock, in connection with the August 2003 private placement. We responded that, based on our possessed information, we believed that such advisor is not entitled to such fees and warrants. To date, we have received no further information from such advisor in support of its claim.

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

     We have only limited experience marketing and selling our products in commercial quantities. Currently, we are solely responsible for marketing and distributing our products in the United States. If we receive FDA approval of our PMA application for REVELATION(R) Tx, we may not have an adequate marketing and sales force to adequately sell that product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

     We have only a single direct sales consultant in Europe. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

     Currently, international sales and marketing of our PATHFINDER(R), PATHFINDER(R) mini, REVELATION(R) and TRACER(R) micro-catheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct sales consultant in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors' failure to meet minimum sales levels under those agreements. We do not currently plan to market our SAS ourselves, and are currently seeking a strategic transaction for this system. We cannot assure you that we will be able to enter into such an agreement on a timely basis or at all, that any distributor or licensee will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

     Our micro-catheter systems represent novel approaches to diagnosing and treating AF and VT and our SAS represents a novel approach to ablating cardiac tissue during surgery. Acceptance of our products and procedures by physicians, patients and health care payors will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

Our products must be safe, effective and cost efficient in order for them to effectively compete against more established treatments. If we cannot compete with these treatments, our revenues will decline.

     The market for catheters to diagnose or treat AF and VT is highly competitive. Our micro-catheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

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

     o    refusal by the FDA to grant clearances or approvals; and

     o    civil and criminal penalties.

     We also are required to demonstrate and maintain compliance with the FDA's QSR for all of our products. The FDA enforces the QSR through periodic inspections, including a pre-approval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the QSR and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

     Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER(R), PATHFINDER(R) mini, REVELATION(R), REVELATION(R) Tx, REVELATION(R) Helix, and TRACER(R) micro-catheters and VENAPORT(R), VUEPORT(R) and NAVIPORT(R) guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP(R) radio frequency energy management devices during the first quarter of 2004.

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

         Although we label all of our micro-catheter systems for single-use only, we are aware that some physicians potentially may reuse these products. Reuse of our micro-catheter systems could reduce revenues from product sales and could cause our revenues to decline. In addition, such misuse of our products could result in personal injury and death. See "Factors Affecting Future Results--We may face product liability claims related to the use or misuse of our products."

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

We may be unable to successfully commercialize our micro-catheter or surgical products, as the industry for them is highly competitive.

     The market for catheters to map and/or ablate AF and VT is highly competitive, as is the market for surgical ablation products. Several of our competitors are developing different approaches and products for these procedures. These approaches include mapping systems using contact mapping, single-point spatial mapping and non-contact, multi-site electrical mapping technologies, and ablation systems using radio frequency, ultrasound, microwave, laser and cryoblation technologies. Other companies are also developing surgical procedures that could allow physicians to perform the open-heart surgical maze procedure for the treatment of AF in a minimally invasive manner. If any of these new approaches or products proves to be safe, effective and cost effective, our products could be rendered non-competitive or obsolete, which would harm our business.

     Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include C.R. Bard, Inc., Medtronic, Inc., Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, Johnson & Johnson, through its Biosense-Webster division and St. Jude Medical, Inc., through its Daig division. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of AF and VT, including manufacturers of implantable defibrillators such as Guidant Corporation, Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors, particularly because of our financial position. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

We license portions of our product technology from potential competitors, and the termination of any of these licenses would harm our business.

     We rely on license agreements for some of our product technology from potential competitors. A license from Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, is the technological basis for our micro-catheter systems for mapping and ablation. Boston Scientific Corporation currently has research efforts in the field of electrophysiology that may compete with our products. Under the Target Therapeutics license agreement we have an exclusive license under specific issued United States patents. The exclusive license from Target Therapeutics covers the diagnosis and treatment of electrophysiological disorders in areas other than the central nervous system. In addition, we have obtained a non-exclusive license to use Target Therapeutics' technology, provided we have made a substantial improvement of such technology, for the diagnosis or treatment of diseases of the heart, other than by balloon angioplasty. The license will terminate upon the expiration or invalidation of all claims under the underlying patents. In addition, Target Therapeutics has the right to terminate the license earlier if we fail to comply with various commercialization, sublicensing, insurance, royalty, product liability, indemnification, non-competition and other obligations. Furthermore, either party can terminate the license if a material breach remains uncured for thirty days or if either party ceases to be actively engaged in its present business for a period of twelve months. We may lose the licensed rights in the event of an assignment for the benefit of creditors or other bankruptcy or insolvency-related event. The loss of our exclusive rights to the Target Therapeutics-based micro-catheter technology would significantly harm our business.

     In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc., which currently has research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our micro-catheters.

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

     U.S. healthcare providers, including hospitals and physicians, that purchase micro-catheter products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of healthcare providers to obtain satisfactory reimbursement for medical procedures in which our micro-catheter systems are used. If these healthcare providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline.

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

     Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payors' policies toward reimbursement for procedures employing our products would harm our business. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

     We currently manufacture our micro-catheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. For example, we currently do not have the ability to manufacture one of the components of our SAS in substantial quantities. We expect that if U.S. sales of our PATHFINDER(R) micro-catheter products, our REVELATION(R) micro-catheter products, or our SAS increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

     o    capacity constraints;

     o    production yields;

     o    quality control; and

     o    shortages of qualified personnel.

     Such problems could affect our ability to adequately scale-up production of our products and fulfill customer orders on a timely basis, which could harm our business.

     Our  manufacturing   facilities  are  subject  to  periodic  inspection  by
regulatory authorities. Our operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, the State of California and European Notified Bodies. We have demonstrated compliance with ISO 13485:2003 or ISO 9001 quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the QSR requirements or to maintain our compliance with ISO 13485:2003 or ISO 9001 standards and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with QSR or ISO 13485:2003 or ISO 9001 standards. There can be no assurance that we will be found in compliance with the QSR by regulatory authorities, or that we will maintain compliance with ISO 13485:2003 or ISO 9001 standards in future audits. Our failure to comply with state or FDA QSR, maintain compliance with ISO 13485:2003 or ISO 9001 standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

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

     We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We have received claims of this type in the past and may receive additional claims in the future. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. Although we currently have general liability and product liability insurance coverage, this coverage is subject to per-occurrence and annual limitations, as well as substantial deductibles. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our micro-catheter products for single-use only, we are aware that some physicians are re-using such products. Moreover, despite labeling our micro-catheters for diagnostic use only, we believe that physicians are using such mapping micro-catheters for ablation. Multiple use or "off-label" use of our micro-catheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We lease an approximately 29,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet clean-room, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our amended facility lease expires in May 2007. Our existing leased facilities exceed our current needs and we believe that we will be able to obtain additional commercial space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings. Notwithstanding the foregoing, we have entered into several agreements with parties to act as its our financial advisors, finders or agents in connection with actual and proposed equity financings, which have provided that we will pay cash fees and issue warrants to purchase shares of our common stock to these parties in connection with our financings. Some of these advisors, finders and agents have alleged that they are owed additional cash and warrant compensation in connection with our prior financings, to which we have felt they were not entitled, and which would be in addition to fees and warrants paid to other advisors with respect to the same investors. Our financial advisors, finders and agents may assert similar claims in the future. Additional details concerning the terms of these various agreements, and the fees and warrants previously paid to these parties, can be reviewed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. An unfavorable outcome of some or all of these matters could have a material adverse effect on our cash flows, business, results of operations or financial position. An estimate of potential loss from pending claims cannot be made at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In October 2005, our common stock resumed quotation on the Nasdaq Over-the-Counter Bulletin Board under the symbol CRDM.OB. Our common stock was quoted on the Pink Sheets, Nasdaq SmallCap Market and Nasdaq National Market from May 2005 to October 2005, June 2001 to May 2005 and June 1997 to June 2001 respectively. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

                                                             HIGH        LOW
                                                         -----------  ----------
  YEAR ENDED DECEMBER 31, 2005
       First Quarter ...................................     $0.57      $0.31
       Second Quarter...................................      0.33       0.02
       Third Quarter....................................      0.13       0.06
       Fourth Quarter...................................      0.09       0.04

  YEAR ENDED DECEMBER 31, 2004
       First Quarter ...................................     $1.33      $0.86
       Second Quarter ..................................      0.97       0.39
       Third Quarter....................................      0.55       0.29
       Fourth Quarter...................................      0.75       0.33

     As of March 31, 2006, there were approximately 268 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Company's audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below (amounts are in thousands, except for per share amounts).

                                                                             YEAR ENDED DECEMBER 31,
                                                       2005             2004           2003            2002          2001
                                                   --------------  --------------- --------------  ------------- --------------
Statement of Operations Data:
Net sales                                          $    1,859      $    2,366      $    2,242      $    2,228    $    1,861
Cost of goods sold                                      1,999           2,608           3,114           3,594         3,717
                                                   --------------  --------------- --------------  ------------- --------------
     Gross deficiencies                                  (140)           (242)           (872)         (1,366)       (1,856)
                                                   --------------  --------------- --------------  ------------- --------------
Operating expenses:
     Research and development                           2,074           3,947           4,951           4,530         4,873
                                                        4,817           5,528           6,566           6,787         6,675
       Selling, general and administrative
                                                   --------------  --------------- --------------  ------------- --------------
         Total operating expenses                       6,891           9,475          11,517          11,317        11,548
                                                   --------------  --------------- --------------  ------------- --------------
Operating loss                                         (7,031)         (9,717)        (12,389)        (12,683)      (13,404)
Interest and other income, net                          2,053              18              72              75           123
Interest expense                                       (3,350)            (14)            (14)            (19)          (60)
Other non-cash expenses                                    --             (33)           (904)             --            --
Gain on sale of intellectual property                      --              --              --              --         4,000
                                                   ------------------------------- --------------  ------------- --------------
Net loss                                           $   (8,328)     $   (9,746)     $  (13,235)     $  (12,627)   $   (9,341)
                                                   ==============  =============== ==============  ============= ==============
Basic and diluted net loss per share               $    (0.08)     $    (0.11)     $    (0.20)     $    (0.28)   $    (0.30)
Shares used in computing basic and diluted         ==============  =============== ==============  ============= ==============
 net loss per share

                                                      101,408          85,703          66,256           45,586       31,114
                                                   ==============  =============== ==============  ============= ==============




                                                                                 DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                        2005             2004            2003          2002          2001
                                                   ---------------  ----------------  ------------ ------------- -------------

Balance Sheet Data:
Cash, cash equivalents and short-term
   Investments                                     $      124       $    3,854        $    6,446    $   3,385     $   7,542
Working capital (deficit)                              (4,088)           4,158             5,209        1,866         6,936
Total assets                                            1,746            6,537             9,310        7,265        11,818
Capital lease obligation, noncurrent portion               28               52                82           26            64
Line of credit obligation, noncurrent portion              --               --                --           --            --
Accumulated deficit                                  (121,762)        (113,434)         (103,688)     (90,453)      (77,826)
Total stockholders' equity (deficiency)                (3,763)           4,539             6,300        3,550         8,757


                                  CARDIMA, INC.
                         Quarterly Results of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                                 For the Quarter Ended
                                                         --------------- -- ---------------    --------------- - ----------------
                                                            Dec. 31,           Sep. 30,           Jun. 30,           Mar. 31,
                                                              2005               2005               2005               2005
                                                         ---------------    ---------------    ---------------   ----------------
Net sales                                                $       448        $       346        $       510       $       555
Cost of goods sold                                               275                499                760               465
                                                         ---------------    ---------------    ---------------   ----------------

         Gross margin (deficiencies)                             173               (153)              (250)               90
                                                         ---------------    ---------------    ---------------   ----------------
Operating expenses:
               Research and development                          440                209                769               656
               Selling, general and administrative             1,143                621              1,333             1,720
                                                         ---------------    ---------------    ---------------   ----------------

                  Total operating expenses                     1,583                830              2,102             2,376
                                                         ---------------    ---------------    ---------------   ----------------

Operating loss                                                (1,410)              (983)            (2,352)           (2,286)
Interest and other income                                      1,186                604                  4               259
Interest expense                                              (2,066)              (785)              (497)               (2)
                                                         ---------------    ---------------    ---------------   ----------------

Net loss                                                 $    (2,290)       $    (1,164)       $    (2,845)      $    (2,029)
                                                         ===============    ===============    ===============   ================

Basic and diluted net loss per share                     $     (0.02)       $     (0.01)       $     (0.03)      $     (0.02)
                                                         ===============    ===============    ===============   ================

Shares used in computing basic and diluted net loss          101,551            101,440            101,438           101,391
per shar                                                 ===============    ===============    ===============   ================


                                                                                 For the Quarter Ended
                                                         --------------- -- ---------------    --------------- - ----------------
                                                         Dec. 31, 2004      Sep. 30, 2004      Jun. 30, 2004        Mar. 31,
                                                                                                                       2004
                                                         ---------------    ---------------    ---------------   ----------------

Net sales                                                $       583        $       569        $       578       $       636
Cost of goods sold                                               487                893                510               718
                                                         ---------------    ---------------    ---------------   ----------------

         Gross margin (deficiencies)                              96               (324)                68               (82)
                                                         ---------------    ---------------    ---------------   ----------------
Operating expenses:
         Research and development                                739              1,016              1,204               988
         Selling, general and administrative                   1,383              1,370              1,548             1,227
                                                         ---------------    ---------------    ---------------   ----------------

                  Total operating expenses                     2,122              2,386              2,752             2,215
                                                         ---------------    ---------------    ---------------   ----------------

Operating loss                                                (2,026)            (2,710)            (2,684)           (2,297)
Interest and other income                                         18                  9                 15               (24)
Interest expense                                                  (3)                (3)                (4)               (4)
Other non - cash expense                                           -                  -                  -               (33)
                                                         ---------------    ---------------    ---------------   ----------------

Net loss                                                 $    (2,011)       $    (2,704)       $    (2,673)      $    (2,358)
                                                         ===============    ===============    ===============   ================

Basic and diluted net loss per share                     $     (0.02)       $     (0.03)       $     (0.03)      $     (0.03)
                                                         ===============    ===============    ===============   ================

Shares used in computing basic and diluted net loss           91,458             84,684             84,624            82,051
per share                                                ===============    ===============    ===============   ================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

OVERVIEW

     Since our incorporation in November 1992, we have developed, produced and sold a variety of micro-catheters, including those for the diagnosis of VT. Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat AF, including our REVELATION(R) Tx micro-catheter for use in the EP market, and our SAS for use in the surgical market. Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Arrhythmias are abnormal electrical heart rhythms that adversely affect the mechanical activities of the heart and can significantly affect a person's quality of life and potentially can be fatal. We have developed micro-catheter-based systems designed (i) to locate and provide more extensive and less traumatic access to arrhythmia-causing tissue for diagnosing the arrhythmia, referred to as mapping, and (ii) to restore normal heart rhythms by isolating and/or blocking the arrhythmia-causing tissue using radio frequency energy, referred to as ablation. Our micro-catheters incorporate multiple electrodes at the distal end to record electrical signals for mapping and, with certain micro-catheters, to transfer radio frequency energy for tissue ablation, allowing physicians to both map and ablate arrhythmias using the same micro-catheter. Our micro-catheters are designed with variable stiffness guidewire technology and a highly flexible distal tip to allow more extensive and less traumatic access to the chambers and vasculature of the heart. In addition, all of our micro-catheters are disposable, single-use products that we believe can be adapted to and used with conventional ECG-recording systems and with existing compatible radio frequency generators, eliminating the need for significant new investment in capital equipment by hospitals.

     More recently, we have leveraged our proprietary technologies for treating AF into the development of products for the surgical market. On January 29, 2003, we received notice from the FDA that it had approved for commercialization of our SAS for use in cardiac surgery. This new system connects the Cardima Surgical Ablation Probe, a deflectable multi-electrode linear array micro-catheter technology, to a commercially available electrosurgical radio frequency generator through the INTELLITEMP(R), a multi-channel radio frequency, or RF, energy management device. This system allows surgeons to direct RF energy through any combination of up to eight probe electrodes simultaneously into cardiac tissue, a feature which can significantly reduce the time required to perform an ablation-based "maze" procedure. Since September 2003, the SAS has been utilized on a limited basis to treat AF as an adjunct procedure to valve replacement. In the first quarter of 2004, the SAS was utilized in two less invasive cases for the treatment of AF, opening the door to the prospect of the SAS technology being broadly used in a stand-alone procedure to treat AF. We do not currently plan to market our SAS ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction for this system.

     We have generated revenues of approximately $21.3 million from inception to December 31, 2005. Prior to January 1997, these revenues were generated primarily  in Europe  and Japan from sales of our  PATHFINDER(R)  and  TRACER(R)
micro-catheter systems for diagnosing VT and our REVELATION(R) micro-catheter system for diagnosing AF, as well as ancillary products such as the VENAPORT(R) guiding catheters. Since 1997 and the U.S. FDA's clearance of certain of our products, sales in the United States consist primarily of our PATHFINDER(R) and REVELATION(R) lines of micro-catheters for diagnosing VT and AF, respectively. To date, our international sales have been made through our small direct sales force, which currently consists of one sales consultant, and distributors who sell our products to physicians and hospitals. European sales consist primarily of the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix micro-catheters for treatment of AF following receipt of CE Mark for those products in December 1998, December 2001 and November 2002, respectively.

     We have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue to pursue FDA approval for our REVELATION(R) Tx micro-catheter system, seek to sell or otherwise consummate a strategic transaction involving our SAS, and otherwise continue operations.

     Obtaining and maintaining regulatory approvals is critical to our business. We are required to conduct clinical trials, demonstrate safety and effectiveness and obtain either 510(k) or PMA approval from the FDA in order to legally sell any of our products for treating AF or VT in the United States. While the SAS has received 510(k) approval from the FDA for the ablation of cardiac tissue during cardiac surgery using radio frequency energy, PMA approval will be required prior to the introduction in the United States of the REVELATION(R) Tx, REVELATION(R) T-Flex and REVELATION(R) Helix micro-catheter systems for treating AF. Obtaining PMA for any of these products will require additional clinical trials, which will require substantial time and expense. Outside of the United States, our strategy has been to obtain regulatory approvals in those geographies that offer existing infrastructure to support medical technology as well as offer the potential for adequate product demand with the goal of positioning us to expand into these geographies once we have sufficient capital and other resources. To date, we have emphasized obtaining regulatory approvals in Western Europe and select portions of Asia. We cannot assure you that we will be able to obtain or maintain regulatory approvals.

     Our primary focus is to obtain FDA approval in the United States of the REVELATION(R) Tx micro-catheter system for the treatment of AF. On September 30, 2002, we submitted a PMA application for this system to the FDA. On May 29, 2003, we met with the Circulatory System Devices Panel, which recommended that the FDA not approve our PMA application. The Circulatory System Devices Panel commented favorably on the safety and need for this type of device. However, the Panel felt that efficacy data was not sufficiently clear and supportive for the approval. The Panel provided several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003 we received a letter from the FDA, which stated that the FDA concurred with the Panel's non-approval recommendation. On January 20, 2004 we submitted an amendment to our PMA filing, in which we provided new analysis and an expanded patient base. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA's initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA's letter stated that the FDA's position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION(R) Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have been engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA's CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION(R) Tx for AF, and that the nature of the trial's primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

     On June 10, 2005, we met with the FDA's CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The PMA, which was previously submitted in June 2003 and amended in January 2004, included phase III data obtained by treating self-terminating AF. Trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective AADs yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

     The focus of this latest meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog. The parties have not set a date for a follow-up meeting. We believe that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA.

     We had cash and cash equivalents of approximately $124,000 as of December 31, 2005 and approximately $230,000 as of March 31, 2006. During 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix), which provided us a $3 million loan financing. On February 14, 2006, we entered into a new loan facility term sheet (the "New Loan Facility") with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000. Our management believes that our cash balances as of March 31, 2006 will be sufficient to fund planned future expenditures for one month. Our management recognizes that the cash balance is inadequate and the immediate need to raise funds, however we cannot assure you that we will be successful in consummating any fundraising transaction, or, if we do consummate such a transaction, that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material and adverse effect on us, and will likely result in our inability to continue as a going concern. In their opinion accompanying our December 31, 2005 financial statements, our independent registered public accounting firm concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements" when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and risk of loss at the shipping point.

Cost of Goods Sold

     Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly, shipping and handling charges, testing costs and manufacturing overhead.

Research and Development

     Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Notes Receivable & Allowance for Loan Loss

     The  reserve  for  doubtful  notes  represents   management's  estimate  of
principal   and  accrued   interest   losses  as  of  the  balance  sheet  date.
Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also, specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual's credit that we believe indicates the note is un-collectible. Note losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the shorter of the initial term of the lease or the useful life of the improvement. Leasehold improvements added late in the lease term are amortized over the shorter of the remaining term of the lease or the useful life of the improvement, whichever is lesser. Gains or losses on the sale of assets are recorded at disposal as a component of operating income. Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the Financial Statements.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and market determined on the basis of estimated realizable values. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. If circumstances change, causing us to reduce our estimate of realizable value for specific inventory items or categories, additional provisions to cost of sales may be required

Income Taxes

     Income  taxes are  accounted  for under  the  asset and  liability  method.
Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, and have been provided for all periods presented.

Stock Based Compensation

     We have elected to follow Accounting Principles Board Opinion No. (APB) 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation (FIN) 44, "Accounting for certain Transactions Involving Stock Compensation." Compensation expense is based on the difference, if any, between the fair value of our common stock and the exercise price of the option or share right on the measurement date, which is generally the date of the grant. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The FASB concluded that companies can adopt the new standard in one of two ways: o the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or o the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.

     We will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method. We anticipate that it will increase our loss in 2006.

Impairment of Long-Term Assets

     We periodically assess the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. Inherent in the analysis of impairment are subjective judgments about future cash flows. Failure to make appropriate conclusions regarding these judgments may result in an overstatement of the value of long-lived assets.

Change in Fair Value of Derivative Instruments

     In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The initial recording and change in fair value of the warrants are non-cash in nature.

Results of Operations - Years Ended December 31, 2005 and 2004

Net Sales

     For the year ended December 31, 2005, revenues decreased 21% to $1,859,000 from $2,366,000 in 2004. Primarily due to the June furlough, which was due to the loan default with Agility Capital LLP (Agility Capital), and the subsequent elimination of the US sales force in August 2005, U.S. sales decreased 40% to $682,000 from $1,142,000 in 2004 while European sales decreased 22% to $275,000 from $351,000 in 2004. Sales in the Asia/Pacific market increased slightly, or 5%, to $902,000 from $857,000 in 2004.

Cost of Goods Sold

     Cost of goods sold for 2005 decreased 23% to $1,999,000 from $2,608,000 for 2004. Cost of goods sold as a percentage of net sales decreased by 2%, from 110% in 2004 to 108% in 2005. The decrease in the cost of goods sold was directly related to the decrease in sales.

Research and Development Expenses

     Research and development expenses decreased 47% to $2,074,000 in 2005 from $3,947,000 in 2004. The decrease in 2005 was primarily due to the decrease in funding and product sales. Additionally the headcount in the research and development dropped from 6 in 2004 to 4 in 2005. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

                                             ------------------------------
                                                 Year ended December 31,
                                             ------------------------------
                                                  2005             2004
                                             -------------     ------------
 Research and preclinical programs           $      1,215      $     2,417
 Clinical development programs                        859            1,530
                                             -------------     ------------
  Total research and development             $      2,074      $     3,947
                                             =============     ============


Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 2005 decreased 13% to $4,817,000 from $5,528,000 in 2004. Selling expenses for 2005 decreased 47% to $519,000 from $983,000 in 2004 primarily due to the June 2005 furlough and the August 2005 reduction in force. Marketing expenses for 2005 also decreased 45% to $273,000 from $496,000 in 2004. The decrease in marketing expenses was due to the reduction in force and fewer marketing events. The headcount in the sales and marketing dropped from 8 in 2004 to 3 in 2005.

Interest and Other Income, Interest Expense

     Interest and other income for 2005 increased significantly to $2,053,000 from $18,000 in 2004. The increase was due primarily to the re-valuation of the warrants related to Apix's August 2005 financing. Interest expense for 2005 also increased tremendously to $3,350,000 from $14,000 in 2004. The increase was primarily due to: (i) the Apix loan interest, (ii) the Apix loan fees' amortization, (iii) the Apix loan discount amortization, and (iv) the Agility Capital loan default penalty.

Other Non-cash Expense

     There was no other non-cash expense for the year ended December 31, 2005. For the year ended December 31, 2004, the other non-cash expense was $33,000, which related to the warrants issued in connection with our December 2003 private placement, and represents the difference in the warrants' valuation between their dates of issuance and the registration of the shares underlying the warrants.

Results of Operations - Years Ended December 31, 2004 and 2003

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

     Because the electro-physiology market is comprised of a focused, specialized group of physicians, we market and distribute our products in the United States with a small direct sales force and we market and distribute our products internationally through a small direct sales force and distributors in selected countries who sell our products to physicians and hospitals.

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

Research and Development Expenses

     Research and development expenses decreased 20% to $3,947,000 in 2004 from $4,951,000 in 2003. The decrease was due to lower costs associated with completion of the REVELATION(R) Tx product development and lower clinical expenses compared to 2003, which were partially offset by the product development expenses for the INTELLITEMP(R) energy management system during 2004. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

                                               --------------------------------
                                                    Year ended December 31,
                                               --------------------------------
                                                   2004               2003
                                               ------------      --------------
    Research and preclinical programs          $     2,417        $      2,316
    Clinical development programs                    1,530               2,635
                                               ------------       -------------
    Total research and development             $     3,947        $      4,951
                                               ============       =============

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

Other Non-cash Expense

     Other non-cash expense for the year ended December 31, 2004, was $33,000. This non-cash expense relates to the warrants issued in connection with our December 2003 private placement, and represents the difference in the warrants' valuation between their dates of issuance and the registration of the shares underlying the warrants.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of approximately $124,000 as of December 31, 2005 and $230,000 as of March 31, 2006. Our management believes that our cash balances as of March 31, 2006 will be sufficient to fund planned expenditures only for one month. In April 2006, Apix International Limited
(Apix) continues to provide loan financing to us in the amount of $675,000 and the terms of this additional financing have not been finalized yet. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions will not be unfavorable to us. Our financing which closed on November 24, 2004 contains terms that substantially restrict our ability to raise the further funding that we will need to continue our operations. We are also contractually prohibited from issuing certain kinds of convertible securities without the consent of some of our investors. Any failure by us to obtain additional funding will have a material effect upon us, and will likely result in our inability to continue as a going concern. Our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

     We have financed our operations to date principally through private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2005, the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds, borrowings under a $3,000,000 line of credit, sale of certain of our non-core patents to Medtronic for $8,000,000, and equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000.

     During 2005, we entered into a Loan Facility Term Sheet with Apix, which provided us a $3 million loan financing. On February 14, 2006, the Company entered into a new loan facility term sheet (the "New Loan Facility") with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000. In April 2006, Apix continues to provide loan financing to us in the amount of $675,000 and the terms of this additional financing have not been finalized yet.

     Net cash used in operating activities was approximately $5,960,000, $9,278,000 and $12,474,000 for the years ended December 31, 2005, 2004 and 2003, respectively, resulting primarily from operating losses incurred. Net cash used in investing activities was $124,000 in 2005 and related to the capital expenditures of property and equipment, as compared to $97,000 and $155,000 used in 2004 and 2003 for the same expenditures. Net cash provided by financing activities was approximately $2,354,000, $6,783,000 and $15,690,000 for the years ended December 31, 2005, 2004 and 2003, respectively, resulting primarily from the loan financing in 2005 and the sale of equity securities in private placement transactions and borrowings under the line of credit in 2004 and 2003.

Contractual Commitments:

     Following is a schedule of future contractual commitments at December 31, 2005 (in thousands):

                                       2006      2007        2008       Total
                                    ---------   -------    --------   ---------

Loan Repayment...................   $   4,152   $     -    $      -   $   4,152
Operating Leases.................         272       115           -         387
Capital Leases...................          28        26           3          57
Purchase Obligations.............          12         -           -          12
                                    --------------------------------------------
Total Minimum Payments  .........   $   4,464   $   141    $      3   $   4,608
                                    ============================================


     The total loan repayment of $4,152,000 and the total operating leases of $272,000 include interest payments of $117,000 and $5,000 interest payments, respectively. Our purchase obligations are guaranteed payments consisting of contracts relating to internal control over financial reporting consultation, investor relations, and royalties.

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

     As of December 31, 2005, the Company had cash on hand of $124,000, negative working capital of $4.1 million, and an accumulated deficit of approximately $121.8 million. Our management expects to continue to incur additional losses in the foreseeable future as we continue to pursue FDA approval for REVELATION(R) Tx, and continue to invest in new product development and commercialization efforts, as further explained in Note 1 to the financial statements.

Recent Financings

     On May 27, 2005, we entered into a $1.5 million secured loan agreement with Agility Capital, which funded us $300,000 of the loan on closing. Under the terms of the agreement, the lender at its sole discretion could fund the remainder in $200,000, $500,000 and $500,000 installments dependent on our achieving certain milestones. To secure its obligations under the loan agreement, we granted Agility Capital a security interest in substantially all of our assets, including our intellectual property. Also, according to the loan agreement, all amounts outstanding become due and payable the earlier of an event of default by the company or August 15, 2005. We were also required to pay Agility Capital an "Exit Fee" of $450,000 upon an Event of Default.

     On June 16, 2005, Agility Capital notified us that in its view an event of default had occurred and that all amounts outstanding were then due and payable. The lender also swept our bank accounts containing approximately $456,000 and used the proceeds for repayment of the loan and a portion of the "Exit Fee" due under the loan agreement. Agility Capital also indicated that it was unwilling to fund further loans under the loan agreement.

     On June 17, 2005, our cash balances were insufficient to continue operations and all the employees were placed on indefinite furlough in order to conserve cash.

     On August 12, 2005, we entered into a Loan Facility Term Sheet with Apix, which provided us with up to $2 million in new financing. We received the first $500,000, a portion of which was used to retire our outstanding secured loan agreement with Agility Capital. On August 15, 2005, we re-hired certain furloughed employees and resumed operations.

     On August 28, 2005, we signed a loan agreement with Apix, which increased the total amounts to be financed from $2 million to $3 million. The principal amount of the promissory note dated August 12, 2005 for $500,000 was rolled over into the new loan agreement. We received an additional $500,000 on this closing date. Per the funding schedule, we received $500,000 on September 8, 2005 and $500,000 on October 11, 2005. The remainder of the loan was received as follows:
$350,000 on November  16,  2005,  $350,000 on December  14, 2005 and $300,000 on
January 18, 2006. The loan agreement was secured by a first lien on all our assets and intellectual property. All funds had interest at a rate of 10% per annum.

     Per the loan agreement, we were required to pay a facility fee of $60,000, a due diligence fee of $25,000, a document review and preparation fee of $50,000 and an exit fee of $900,000 at the end of the loan agreement. All these fees were being amortized as non-cash interest expense over the life of the loan.

     Also the loan agreement has an optional conversion clause that at its sole option, Apix may elect to receive payment for all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, in full or partial satisfaction of such amounts, that respective number of our common stock at a rate of $0.10 per share. We recognize the gains and losses quarterly. At the end of the loan agreement, if the lender ultimately exercises this option, any additional gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in our earnings during that period.

     Additionally, we provided Apix warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. Any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding. As of September 30, 2005, we have failed to file a registration statement with the SEC, as required by the loan agreement, to register all of the shares of Common Stock issued or issuable with respect to these warrants. Apix and we have entered into an amendment to the Loan Agreement to extend the date by which we are required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extends the date by which we are required to file a registration statement from September 30, 2005 to January 1, 2006.

     On February 14, 2006, we entered into a new loan facility term sheet (the "New Loan Facility") with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. In addition, we and the lender have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. In addition, we have granted the Lender a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. In addition, upon completion of the full funding under the new loan facility, we will grant the lender warrants to purchase an additional 8,000,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years;
(iii) we have granted the lender the right to convert the loan principal, interest, facility fees and exit fees into shares of our common stock at a conversion price of $0.06 per share; (iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) we agree to register the shares underlying the loan principal, facility fees, and warrants on a registration statement on Form S-1 as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. We received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively. In April 2006, Apix continues to provide loan financing to us in the amount of $675,000 and the terms of this additional financing have not been finalized yet.

Prior Equity Financings

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

     On December 31, 2002 and January 22, 2003, we sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, we issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The warrants became exercisable beginning in March 2003, subject to redemption on a share-for-share basis to the extent that an investor sells our common stock or other securities during the specified sixty-day periods ending in March 2003. The warrants allow for a "cashless exercise" whereby the exercising party may use shares issuable upon exercise of the warrant in payment of the exercise price. We may not redeem the warrants. We paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $325,000 in cash plus 66,667 shares of our common stock and warrants to purchase 533,331 shares of our common stock at an exercise price of $0.8245. The warrants issued to the finder are not redeemable and allow for "cashless exercise" whereby the finder may use shares issuable upon exercise of the warrant in payment of the exercise price.

     On March 28, 2003, we sold by means of a private placement an aggregate of 2,941,175 shares of our common stock at a price of $.085 per share for gross proceeds of $2,500,000. In addition, we issued to the investors warrants to purchase 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on September 28, 2003, subject to redemption on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six month period between the closing and September 28, 2003. We might redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock had been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions were met. We paid to the party that acted as agent in connection with this private placement a total of $175,000 in cash and warrants to purchase 294,117 shares of our common stock at an exercise price of $0.935. We used the net proceeds of our offerings from August 2002 through April 2003 for development activities, clinical trial expenses and increased regulatory activities in preparation for our May 2003 FDA Panel meeting, commercialization of product offerings, operating costs and other general corporate purposes.

     On April 11, 2003, we sold by means of a private placement an additional 4,395,587 shares of our common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, we issued to the investors warrants to purchase 1,758,234 shares of our common stock at an exercise price of $1.25 per share. The warrants became exercisable beginning on October 11, 2003, subject to reduction on a share-for-share basis to the extent that an investor sold our common stock during the six (6) month period between the closing and October 11, 2003. We might redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock had been at least $1.70 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions were met. We paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and warrants to purchase 448,557 shares of our common stock at an exercise price of $0.935.

     On August 13, August 14 and August 18, 2003, we sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of common stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, we issued to the investors warrants to purchase 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share; and warrants to purchase up to 293,152 shares of our common stock at an exercise price of $0.8338 per share. We may redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.0592,

$1.1328 or $1.2128, respectively, (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days, so long as our stock remains listed on specified securities exchanges or trading markets and a registration statement covering the resale of the warrant shares is effective, among other conditions. We used net proceeds of our August 2003 offering for development activities, commercialization of product offerings, operating costs, severance payments associated with our June 2003 reduction in force, and other general corporate purposes.

     In October 2003, we called the warrants dated August 13, 2003 with exercise prices of $0.7282 for redemption on March 15, 2004. All of the warrants issued to August 13, 2003 were exercised prior to the redemption date, as well as some warrants issued on August 14 and August 18, 2004, resulting in net proceeds of $3.1 million. In November 2003, we called the warrants dated August 14, 2003 with exercise prices of $0.7788 for redemption on March 15, 2004, but conditions to this redemption were not met and the redemptions did not occur. We paid approximately $520,000 in cash to parties that acted as our agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of our common stock at an exercise prices that range from $0.90 per share to $1.1025 per share. The closing of this transaction caused additional shares of common stock to be issuable under the anti-dilution provisions of certain of our previously issued securities. Additionally, an expense of $904,000 was recorded as "Other Non-cash Expense" for the difference in the valuation between the issuance dates and the date of the registration of the warrants issued in this transaction. In March 2004, we agreed to reduce the exercise price of 440,812 shares of the agents' warrants from $1.10, $1.1025 and $0.90 per share to $0.8375 per share, to encourage the agent to exercise the warrants for cash.

     On December 19, 2003, we sold by means of a private placement an additional 3,583,327 shares of our common stock at a price of $0.87 per share for gross proceeds of approximately $3,117,000. In addition, we issued to the investors warrants to purchase 1,074,993 shares of our common stock at an exercise price of $0.957 per share. The warrants would be exercisable beginning on June 19, 2004 and will be reduced on a share-for-share basis to the extent that an investor sells our common stock or other securities during the six (6) month period between the closing and June 19, 2004. We might redeem the warrants for a price of $0.001 per share of common stock if the average closing price per share of our common stock has been at least $1.74 (as adjusted for subsequent stock splits and the like) for fifteen consecutive trading days and other conditions were met. Redemptions initiated prior to June 19, 2004 were subject to deferral and certain other conditions. We paid to the parties that acted as our agents in connection with this private placement a total of $218,225 in cash and issued to the agents warrants to purchase 303,608 shares of our common stock at an exercise price of $0.957 per share and warrants to purchase 20,689 shares of our common stock at an exercise price of $1.2375 per share.

     On November 24, 2004, we sold by means of a private placement 16,465,439 shares of our common stock at a price of $0.2733 per share for net proceeds of approximately $4.1 million. In addition, we issued to the investors four-year warrants to purchase 6,586,165 shares of our common stock at an exercise price of $0.4295 per share. The warrants would be exercisable beginning on May 24, 2005. We issued to the parties that acted as our placement agents in connection with this private placement identical warrants to purchase 987,926 shares of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During fiscal year 2005, in connection with the loan financing from Apix, we provided the lender warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, we recognize all derivatives on the balance sheet at fair value. Any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.10 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding. Also in February 2006, with the new loan facility from Apix, we granted the lender additional warrants with registration rights to purchase in total 31,800,000 shares of our common stock at an exercise price of $0.06 per share. Any beneficial conversion effect resulting from the excess of the average market price of the stock over the $0.06 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  CARDIMA, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   PAGE
Report of Marc Lumer & Company, Independent Registered Public Accounting Firm.......................F-2
Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm ..........................F-3
Balance Sheets at December 31, 2005 and 2004........................................................F-4
Statements of Operations for the years ended December 31, 2005, 2004, and 2003 .....................F-5
Statement of Stockholders' Equity (Deficit)
     for the years ended December 31, 2005, 2004, and 2003..........................................F-6
Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003......................F-7
Notes to Financial Statements.......................................................................F-8

  REPORT OF MARC LUMER & COMPANY, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Cardima, Inc.


We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marc Lumer & Company

San Francisco, California

April 14, 2006

    REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardima, Inc.

     We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO Seidman, LLP
San Francisco, California

February 18, 2005

                                  CARDIMA, INC.
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                              December 31,
                                                                                   ------------------------------------
ASSETS                                                                                 2005                  2004
                                                                                   --------------        --------------
Current assets:
     Cash and cash equivalents...................................................  $         124         $       3,854
     Accounts receivable, net of allowances for doubtful accounts
         of $26 and $81 at December 31, 2005 and 2004, respectively..............            265                   303
     Inventories.................................................................            387                   878
       Prepaid expenses..........................................................            285                   456
       Notes receivable from officers, net ......................................             --                   575
     Deferred charges............................................................            304                    --
       Other current assets......................................................             28                    38
                                                                                   --------------        --------------
         Total current assets....................................................          1,393                 6,104
Property and equipment, net......................................................            318                   395
Other assets.....................................................................             35                    38
                                                                                   --------------        --------------
                                                                                   $       1,746         $       6,537
                                                                                   ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................................................  $         956         $         870
     Accrued compensation........................................................            351                   604
       Warrant liability.........................................................          1,200                    --
     Other current liabilities...................................................             42                   321
     Credit obligation...........................................................          2,890                    79
       Deferred rent.............................................................             18                    41
       Capital lease obligation - current portion................................             24                    31
                                                                                   --------------        --------------
             Total current liabilities ..........................................          5,481                 1,946

Capital lease obligation - noncurrent portion....................................             28                    52
                                                                                   --------------        --------------

Commitments and contingencies (Note 2)

Stockholders' equity (deficit):
     Common stock, $0.001 par value; 300,000,000 shares authorized, 101,613,658 and 101,305,613 shares issued and outstanding at December 31, 2005 and
     December 31, 2004 respectively..............................................        117,999               117,973
       Accumulated deficit.......................................................       (121,762)             (113,434)
                                                                                   --------------        --------------
     Total stockholders' equity (deficit)........................................         (3,763)                4,539
                                                                                   --------------        --------------
        Total liabilities & stockholders' equity (deficit)                         $       1,746         $       6,537
                                                                                   ==============        ==============

                 See accompanying notes to financial statements

                                  CARDIMA, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                          Year Ended December 31,
                                                                         ------------------------------------------------------
                                                                              2005               2004                2003
                                                                         ---------------    ---------------     ---------------
Net sales                                                                $        1,859     $        2,366      $        2,242
Cost of goods sold                                                                1,999              2,608               3,114
                                                                         ---------------    ---------------     ---------------

         Gross deficiencies                                                        (140)              (242)               (872)
                                                                         ---------------    ---------------     ---------------
Operating expenses:
         Research and development                                                 2,074              3,947               4,951
         Selling, general and administrative                                      4,817              5,528               6,566

                                                                         ---------------    ---------------     ---------------

                  Total operating expenses                                        6,891              9,475              11,517
                                                                         ---------------    ---------------     ---------------

Operating loss                                                                   (7,031)            (9,717)            (12,389)
Interest and other income                                                         2,053                 18                  72
Interest expense                                                                 (3,350)               (14)                (14)
Non-cash expense                                                                     --                (33)               (904)
                                                                         ---------------    ---------------     ---------------

Net loss                                                                 $       (8,328)    $       (9,746)     $      (13,235)
                                                                         ===============    ===============     ===============

Basic and diluted net loss per share                                     $        (0.08)    $        (0.11)     $        (0.20)
                                                                         ===============    ===============     ===============

 Shares used in computing basic and diluted net loss per share
                                                                                101,408             85,703              66,256
                                                                         ===============    ===============     ===============

                 See accompanying notes to financial statements

                                  CARDIMA, INC.
                   Statements of Stockholders' Equity(Deficit)
               (In thousands, except share and per share amounts)

                                                                                        Accumu-        Total
                                                                 No. of     Common      lated       Stockholders'
                                                                 Shares     Stock       Deficit        Equity
                                                               ------------ ---------- -----------  --------------
Balance at December 31, 2002                                    54,394,264  $  94,003  $  (90,453)  $      3,550
Common stock issued under employee stock plans                     260,616        159          --            159

Common stock issued through private placements                  25,599,938     14,745          --         14,745
Expense for vesting of stock options granted to employees               --         79          --             79
Expense for options granted to non-employees                            --         51          --             51
Reclassification of warrant liability to equity upon                    --        904          --            904
registration
Common stock issued through warrant exercises                       78,980         47          --             47
Net Loss                                                                --         --     (13,235)       (13,235)
                                                               ------------ ---------- -----------  -------------
Balance at December 31, 2003                                    80,333,798    109,988    (103,688)         6,300
Common stock issued under employee stock plans                     265,322        111          --            111

Common stock issued through cashless exercise of warrants           40,252         --          --             --
Common stock issued through exercises of stock options              55,963         19          --             19
Common stock issued through private placements                  16,465,439      4,084          --          4,084
Expense for vesting of stock options granted to non-employees           --         10          --             10
Expense for options granted to non-employees                            --         55          --             55
Common stock issued through exercise of warrants                 4,144,839      3,120          --          3,120
Reclassification of warrant liability to equity upon                    --        691          --            691
registration
Expense related to private placement                                    --       (105)         --           (105)
Net Loss                                                                --         --      (9,746)        (9,746)
                                                               ------------ ---------- -----------  --------------
Balance at December 31, 2004                                   101,305,613    117,973    (113,434)         4,539
Common stock issued under employee stock plans                     286,045         50          --             50

Expense for vesting of stock options granted to non-employees           --          1          --              1
Common stock issued to non-employees                                22,000          2          --              2
Expense related to private placement                                    --        (27)         --            (27)
Net Loss                                                                --         --      (8,328)        (8,328)
                                                               =========== ============ ===========  =============
Balance at December 31, 2005                                   101,613,658 $  117,999  $ (121,762)  $     (3,763)

                 See accompanying notes to financial statements

                                  CARDIMA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                      2005            2004            2003
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $  (8,328)      $  (9,746)      $ (13,235)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                      201             251             622
     Non-cash stock-based compensation                                                    3              66             130
       Derivative revaluation                                                            --              33             904
       Impairment of long-lived assets                                                   --              --              --
       Excess and obsolete inventory                                                      8              --              --
       Write-off of payroll tax refund liability                                       (245)             --              --
     Loss on disposal of assets                                                          --               5               9
       Non-cash interest (income) charge on notes receivable from officers
       Allowance for notes receivable from officers                                      --              51             (31)

                                                                                        575              --              --
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                        38              (4)             19
         Inventories, net                                                               483             113             235
         Prepaid expenses                                                               477             227             215
              Other current assets                                                       --              --              51
         Other assets                                                                  (290)             (7)             51
         Accounts payable                                                                86             (40)         (1,119)
         Accrued employee compensation                                                 (253)           (265)           (369)
         Other current liabilities                                                    1,308              42               3
         Deferred rent                                                                  (23)             (4)             41
                                                                                  ------------    ------------    ------------
                  Net cash used in operating activities                              (5,960)         (9,278)        (12,474)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (124)            (97)           (155)
                                                                                  ------------    ------------    ------------
                       Net cash used in investing activities                           (124)            (97)           (155)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility                            (369)           (445)             81
Payments of issuance costs                                                              (31)           (522)             --
Net proceeds from loan financing                                                      2,700              --              --
Net proceeds from sale of common stock                                                   54           7,750          15,609
                                                                                  ------------    ------------    ------------
                      Net cash provided by financing activities                       2,354           6,783          15,690
                                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (3,730)         (2,592)          3,061
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          3,854           6,446           3,385
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $     124       $   3,854       $   6,446
                                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest                                            $      15       $      13       $      15
                                                                                  ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements                               $      --       $      --       $      98
Loan financing                                                                        2,839              --              --
Financing of insurance premium                                                          306             358             297
                                                                                  ============    ============    ============


                 See accompanying notes to financial statements.

                                  CARDIMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     The Company was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single-use, micro-catheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its micro-catheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from Target Therapeutics. The Company sells its products worldwide through both direct sales and distribution channels, with a substantial portion of its sales to international customers.

Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2005, the Company had cash and cash equivalents on hand of $124,000, negative working capital of $4.1 million, and an accumulated deficit of approximately $121.8 million. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Revenue Recognition

     The Company recognizes revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, "Revenue Recognition," when all of the following criteria are met:
persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and the risk of loss at the shipping point. There is no price protection or return rights for the distributors.

Research and Development

     Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.


Reclassification of Previously Reported Financial Results

     Certain reclassifications have been made to our previously reported quarterly financial statements in order to conform to the presentation of our audited annual financial statements. After analysis studies were performed to evaluate the net realizable values of long-lived assets, the impairment charges to the long-lived assets in the first half of fiscal year 2005 were reversed and the appropriate depreciation expenses for these long-lived assets were recorded in the first three quarters respectively. This resulted in the following changes to our previously reported financial results:

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

                                                Q1 2005       Q2 2005        Q3 2005
                                               ---------     ---------      ---------

Impairment of long-lived assets
Original filing
                                               $     358     $     46       $      -
Change
                                                    (358)         (46)             -
                                               ==========    =========      =========
Restated
                                                       -            -              -

Cost of Goods Sold
Original filing
                                                     444          744            483
Change
                                                      21           16             16
                                               ==========    =========      =========
Restated
                                                     465          760            499

Research & Development Expenses
Original filing
                                                     642          758            198
Change
                                                      14           11             11
                                               ==========    =========      =========
Restated
                                                     656          769            209

Selling, General and Administrative Expenses
Original filing
                                                   1,697        1,319            613
Change
                                                      23           14              8
                                               ==========    =========      =========
Restated
                                                   1,720        1,333            621

Net Loss
Original filing
                                                  (2,329)      (2,850)        (1,129)
Change
                                                     300            5            (35)
                                               ==========    =========      =========
Restated
                                                  (2,029)      (2,845)        (1,164)

Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options, including Financial Accounting Standard Board Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation".

     Compensation expense is based on the difference, if any, between the fair value of the Company's common stock and the exercise price of the option or share right on the measurement date, which is typically the date of grant. This amount is recordable as "Deferred stock compensation" in the Balance Sheets and amortized as a charge to operations over the vesting period of the applicable options or share rights. In accordance with Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has provided, below, the pro forma disclosures of the effect on net loss and loss per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented.

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

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options' vesting period.

     The following table illustrates the effect on reported net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                                           Years ended
                                                                                           December 31,
                                                                           -------------------------------------------
                                                                                2005           2004           2003
                                                                           -------------------------------------------
Net loss applicable to common shareholders - as reported                    $     (8,328)  $   (9,746)   $    (13,235)
Add:
       Stock-based employee compensation expense included in
       reported net income, net of applicable tax effects                            ---         ---              130
Less:
       Total stock-based employee compensation expense determined under fair value based method for all awards,
       net of applicable tax effects
                                                                                    (778)      (1,039)         (1,129)
                                                                           -------------------------------------------
Pro forma net loss applicable to common shareholders                       $      (9,106)  $  (10,785)   $    (14,234)
                                                                           ===========================================

Basic and diluted net loss per share applicable to common
shareholders - as reported
        As reported                                                        $       (0.08)  $    (0.11)   $     (0.20)
        Pro forma                                                          $       (0.09)  $    (0.13)   $     (0.21)

     The fair  value  of  options  was  estimated  at the date of grant  using a
Black-Scholes  option  valuation  model  with  the  following   weighted-average
assumptions:

                               2005               2004                2003
                               ----               ----                ----
Expected life (years)           4.0                4.0                 4.0
Interest Rate                  4.4%               3.0%                2.0%
Volatility                     128%               127%                129%
Dividend Yield                   0%                 0%                  0%


Net Loss Per Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalents included the following:

                                     2005           2004              2003
                             -------------- --------------- -----------------
Warrants                        49,369,168      24,717,722        22,336,445
Stock Options                    7,557,035       6,684,112         6,693,513
                             -------------- --------------- -----------------
Total Options and Warrants      56,926,203      31,401,834        29,029,958
                             ============== =============== =================

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)


Cash and Cash Equivalents

     The Company considers investments in highly liquid instruments with original maturity of three months or less to be cash equivalents. The Company did not hold any short-term investments at December 31, 2005 or 2004. Cash and cash equivalents consist of the following (in thousands):

                                                        December 31,
                                            ------------------------------------
                                                  2005                 2004
                                            ----------------    ----------------
Cash and cash equivalents:
   Cash..................................   $            124     $           176
   Money market funds....................                ---               3,678
                                            ----------------    ----------------
Total cash and cash equivalents....         $            124     $         3,854
                                            ================    ================


Accounts Receivable and Allowance for Doubtful Accounts

     The Company's receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectibility of accounts receivable on a case-by-case basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of aging.

Notes Receivable From Officers and Allowance for Loan Loss

     As of December 31, 2005, the Company has two outstanding and overdue notes receivable from related parties, which are fully reserved. The notes receivable are as follow:

---------------------------------------------------------------------------------------------------------------------------
  Related Parties    Principal   Maturity Date Interest Rate    Accrued    Reserved Amount Balance as of   Balance as of
  ---------------    ----------  ------------- -------------    --------   --------------- --------------  --------------
                       Amount                                   Interest                      12/31/04        12/31/05
                       ------                                   --------                      --------        --------
---------------------------------------------------------------------------------------------------------------------------

 Current Director   $278,500.00    15-Dec-05      3 Month      $78,600.00    $357,100.00    $357,100.00        $0.00
                                               Treasury Bill
---------------------------------------------------------------------------------------------------------------------------
  Former Officer    $192,500.00    15-Jun-05      3 Month      $25,000.00    $217,500.00    $217,500.00        $0.00
                                               Treasury Bill
---------------------------------------------------------------------------------------------------------------------------

     The allowance for loan loss represents management's estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the note is un-collectible. Note losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly. No interest accrual was made after December 31, 2004.

                                 CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

Inventories

         Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                                       December 31,
                                         --------------------------------------
                                              2005                   2004
                                         ---------------        ---------------
Raw materials..........................  $           90         $         152
Work-in-process........................             101                    99
Finished goods.........................             196                   627
                                         ---------------        ---------------

                                         $          387         $         878
                                         ===============        ===============


     Inventory amounts shown above are net of allowance for excess and obsolete inventory, and adjustments to net realizable value of $663,000 and $655,000 at December 31, 2005 and 2004, respectively. The Company provides allowance for:
(i) inventory which is slow moving, (ii) inventory with expiring shelf life, and
(iii) inventory that has become obsolete as a result of technological advancements. Moreover, as of December 31, 2005, the Company has approximately $92,000 inventories located in foreign countries.

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

     Property and equipment consist of the following (in thousands):

                                                                                  December 31,
                                                                        2005                    2004
                                                                    -------------           ------------
            Equipment..........................................
                                                                    $       1,915           $     3,216

            Leasehold improvements.............................               218                   218
                                                                    --------------          ------------
                                                                    $       2,133           $     3,434

            Less accumulated depreciation and
                 amortization..................................            (1,815)               (3,039)
                                                                   ---------------          ------------


                                                                    $         318           $       395
                                                                    =============           ============

            Idle Equipment.....................................
                                                                    $       1,382           $         -
            Less accumulated depreciation and
                 amortization..................................            (1,382)                    -
                                                                    --------------          ------------

                                                                    $           -           $         -
                                                                    ==============          ============

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     Equipment includes property and equipment financed under capital leases, which were $134,000 and $150,000 at December 31, 2005 and 2004, respectively. Accumulated amortization related to leased assets was $72,000 and $51,000 at December 31, 2005 and 2004, respectively. With the June 2005 furlough and the August 2005 reduction-in-force, the Company has fully depreciated idle equipments in the amount of $1,382,000 as of December 31, 2005.

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

Concentrations of Risk

     To date, product sales have been direct to customers in the United States and to distributors primarily in Europe, Japan and South America. During the year ended December 31, 2005, 2004 and 2003 revenues to the Company's largest customer, Paramedics Co. Ltd. in Japan, comprised 48%, 36% and 38% of the
Company's total net product sales respectively. No other single customer represented greater than 10% of product sales in the years 2005, 2004 and 2003, respectively. Accounts receivable from this customer were $214,760 and $165,000 at the end of 2005 and 2004, respectively. The total export sales represented 64% of net sales for the year ended December 31, 2005. Japan was the only country that accounted for more than 10% of the Company's net export sales in 2005. Allowances for doubtful accounts were $26,000 and $35,000 as of December 31, 2005 and 2004, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

                                                              Year Ended December 31,
                                 ------------------------------------------------------  --------------------------
                                           2005                        2004                        2003
                                 --------------------------  --------------------------  --------------------------
United States                    $         682         36%   $        1,142        48%   $          913        41%
Germany                                    137          8%              176         8%              334        15%
Europe - Other                             138          8%              175         7%              109         5%
Asia -- Japan                              897         48%              857        36%              847        38%
Others                                       5          0%               16         1%               39         1%
                                 --------------              ---------------             ---------------

TOTAL NET SALES:                 $       1,859               $        2,366              $        2,242
                                 ==============              ===============             ===============

     The Company purchases certain key components of its products for which there are relatively few alternative sources of supply including the hydrophilic coating for certain of its micro-catheters, from sole or limited source supplies. Establishing additional or replacement suppliers for any of the numerous components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company's products would limit the Company's ability to manufacture its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

                                  CARDIMA, INC.

     The Company receives payments from its customers and deposits in federally insured financial institutions during its normal course of business. From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000. As at the end of December 31, 2005, the Company has cash of $124,000.

Segment Reporting

     The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibilities. The Company operates in a single business segment, the manufacturing and sale of device-based medical therapies.

Fair Value of Financial Instruments

     The Company's financials instruments at December 31, 2005 and 2004 consist of cash and cash equivalents, accounts receivable, notes receivable from officers, accounts payable, warrant liabilities, credit obligations and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Off-Balance-Sheet Arrangements

     As of December 31, 2005 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.


Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No.151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R), "Share-based Payment". SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option-pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. In the first quarter of 2006, the Company began to apply the modified prospective recognition method and implemented the provisions of SFAS No. 123(R). The modified prospective method requires that compensation expense be recorded for all unvested stock options commencing January 1, 2006. The Company is currently evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will increase the loss of the Company.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ended December 31, 2006. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial statements.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

2.   Commitments and Contingencies

     The Company leases facilities under an operating lease, which has been extended through May 2007. The Company also leases certain equipment under non-cancelable capital leases. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands).

                                                     Operating       Capital
 Fiscal Year                                          Leases         Leases
 -------------------------------------------------  ------------   ------------
 2006                                                $      272    $        28
 2007                                                       115             26
 2008                                                       ---              3
                                                    ------------   ------------
 Total minimum lease payments                               387             57
 Less amounts representing interest                         N/A              5
                                                    ------------   ------------
 Present value of net minimum lease payments         $      387    $        52
                                                    ============   ============

     Rent expense was approximately $385,000 in 2005, $503,000 in 2004 and $487,000 in 2003.

     The cost of assets recorded under capital leases at December 31, 2005 and 2004 was $134,000 and $150,000 respectively, and the related accumulated depreciation is $72,000 and $51,000, respectively.

     The company is currently not a party to any material legal proceedings. Notwithstanding the foregoing, we have entered into several agreements with parties to act as its our financial advisors, finders or agents in connection with actual and proposed equity financings, which have provided that we will pay cash fees and issue warrants to purchase shares of our common stock to these parties in connection with our financings. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse event on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time.

3. Short-Term Credit Obligations

     The Company had the following short-term credit obligations outstanding:

                                                    December 31, 2005

           Apix Loan                               $        2,700,000

           Apix Loan Fees                                   1,035,000

           Apix Loan Accrued Interest                          70,014

           Insurance Financing                                 47,475
                                                  --------------------
                                                  $         3,852,488

           Less: Notes Discount                              (961,957)
                                                  --------------------
                                                  $         2,890,532
                                                  ====================

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     The Company entered into a $3,000,000 loan agreement with Apix International Limited (Apix) in August 2005. As of December 31, 2005, the balance of the notes payable to Apix was in the amount of $2,843,000 which includes $2,700,000 cash proceeds from Apix, $1,035,000 loan fees, $70,000 accrued interest and an offsetting $962,000 note discount due to the granting of the 30,000,000 warrant shares to Apix. In addition, the Company had insurance-related financing of $47,000 balance as of December 31, 2005. For the Apix loan fees, the Company has set up deferred charges account, which was amortized over the life of the agreement. As of December 31, 2005, the balance of these deferred charges was $304,000. Also the 30,000,000 warrant shares were valued at inception and revalued at the balance sheet date. The net change in the fair value of these warrants was recorded as other income of $1,800,000 for the year ended December 31, 2005.

4. Stockholder's Equity

     The Company is authorized to issue two classes of stock, common stock and preferred stock. The total number of shares of common stock authorized to be issued is three hundred million, par value $0.001 per share, and the total number of shares of preferred stock authorized to be issued is five million, par value $0.001 per share.

   Preferred stock

     The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Series A preferred stock is non-redeemable, and has certain liquidation preferences. There were no shares of preferred stock outstanding at December 31, 2005, 2004, and 2003.

   Equity Transactions from 2003 through 2005

     On December 31, 2002 and January 22, 2003, the Company sold by means of a private placement an aggregate of 5,333,319 shares of our common stock at prices of $0.74955 per share for gross proceeds of $4,000,000. In addition, the Company issued to the investors warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.8245 per share. The Company paid to the party that acted as finder in connection with this private placement upon execution of a letter agreement a fee of $25,000 in cash plus 66,667 shares of our common stock. Upon the closing of the transactions, the Company also paid to the finder a total of $300,000 in cash and issued to the finder warrants to purchase 533,331 shares of the Company's common stock at an exercise price of $0.8245.

     On March 28, 2003, the Company sold by means of a private placement an aggregate of 2,941,175 shares of the Company's common stock at a price of $.085 per share for gross proceeds of $2,500,000. In addition, the Company issued to the investors warrants to purchase 1,176,470 shares of the Company's common stock at an exercise price of $1.25 per share. The Company paid to the party that acted as agent in connection with this private placement a total of $175,000 in cash and warrants to purchase 294,117 shares of the Company's common stock at an exercise price of $0.935.

     On April 11, 2003, the Company sold by means of a private placement an additional 4,395,587 shares of its common stock at a price of $0.85 per share for gross proceeds of approximately $3,700,000. In addition, the Company issued to the investors warrants to purchase 1,758,234 shares of the Company's common stock at an exercise price of $1.25 per share. The Company paid to the parties that acted as agents in connection with this private placement upon the closing of the transaction, a total of $270,000 in cash and issued to the agents warrants to purchase 448,557 shares of the Company's common stock at an exercise price of $0.935.

     On August 13, August 14 and August 18, 2003, the Company sold by means of a private placement an aggregate of approximately 10,282,800 shares of our common stock at a price of $0.5296 per share, 2,421,980 shares of Common Stock at a price of $0.5664 per share and 977,176 shares of common stock at a price of $0.6064 per share for net proceeds of approximately $6.8 million. In addition, the Company issued to the investors warrants to purchase 3,084,840 shares of its common stock at an exercise price of $0.7282 per share, warrants to purchase up to 726,590 shares at an exercise price of $0.7788 per share and warrants to purchase up to 293,152 shares of its common stock at an exercise price of $0.8338 per share.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)


     In October 2003, the Company called the warrants dated August 13, 2003 with exercise prices of $0.7282 for redemption on March 15, 2004. In November 2003, the Company called the warrants dated August 14, 2003 with exercise prices of $0.7788 for redemption on March 15, 2004, but conditions to this redemption was not met and the redemptions did not occur. The Company paid approximately $520,000 in cash to parties that acted as our agents in connection with this private placement, and issued to the agents warrants to purchase 321,057 shares of its common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of its common stock at an exercise prices that range from $0.90 per share to $1.1025 per share.

     On December 19, 2003, the Company sold by means of a private placement an additional 3,583,327 shares of its common stock at a price of $0.87 per share for gross proceeds of approximately $3,117,000. In addition, the Company issued to the investors warrants to purchase 1,074,993 shares of its common stock at an exercise price of $0.957 per share. The Company paid to the parties that acted as our agents in connection with this private placement a total of $218,225 in cash and issued to the agents warrants to purchase 303,608 shares of its common stock at an exercise price of $0.957 per share and warrants to purchase 20,689 shares of its common stock at an exercise price of $1.2375 per share.

     On March 17, 2004, the Company announced that all of the warrants that it had issued on August 13, 2003, as well as a portion of the warrants issued on August 14 and 18, 2003, had been exercised for a total of 4,144,839 shares of common stock. Warrant exercise prices ranged from $0.7282 to $0.8375 per share. The Company issued a notice of redemption on October 10, 2003 in connection with its election to redeem all outstanding warrants issued on August 13, 2003. Total net proceed from the exercise of these warrants was $3.1 million.

     On November 24, 2004, the Company sold by means of a private placement 16,465,439 shares of its common stock at a price of $0.2733 per share for net proceeds of approximately $4.1 million. In addition, the Company issued to the investors four-year warrants to purchase 6,586,165 shares of its common stock at an exercise price of $0.4295 per share. The warrants will be exercisable beginning on May 24, 2005 until May 23, 2009. The Company paid to the parties that acted as its agents in connection with this private placement a total of $330,000 in cash, and the Company issued identical warrants to purchase 987,926 shares of its common stock at an exercise price of $0.4295 as additional consideration for the placement agents in this transaction. Under the agreements with the investors, with certain limited exceptions the Company was contractually prohibited from issuing common stock or securities convertible into or exercisable for common stock before April 12, 2005 and the Company was also restricted from issuing common stock or securities convertible into or exercisable for common stock at a price per share below $0.2733 before July 12, 2005. The Company was also restricted from issuing certain types of convertible securities while these shares are outstanding.

     On August 28, 2005, in connection with the $3,000,000 loan financing from Apix International Limited (Apix), the Company provided the lender warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0,10 per share. Also on February 14, 2006, with the new loan facility of $660,000 from Apix, the Company granted the lender additional warrants with registration rights to purchase in total 31,800,000 shares of the Company's common stock at an exercise price of $0.06 per share. Moreover the exercise price for the original 30,000,000 warrant shares was adjusted from $0.10 per share to $0.06 per share.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

2003 Stock Option Plan

     On April 17, 2003 Cardima Board of Directors adopted the 2003 Stock Option Plan (the "Stock Plan"). The Stock Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase Common Stock of the Company. Options granted under the Stock Plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate.

     Under the Stock Plan, 8,200,000 shares of Common Stock have been reserved for issuance. Under the plan, any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for the grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

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

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

      The following table summarizes activity under the Stock Plan:

                                                                                          Outstanding Options
                                                                    ----------------------------------------------------------------
                                                       Shares           Number of            Price              Weighted-Average
                                                     Available           Shares            Per Share             Exercise Price
                                                   ---------------  ------------------  --------------------------------------------

Shares Reserved 2003..........................         2,200,000                ---
Options Granted...............................          (718,535)           718,535           $0.71- $1.24              $0.86
Options Cancelled.............................             3,000             (3,000)                 $1.24              $1.24
                                                  ---------------  -----------------   ---------------------------------------------
Balance as of 12/31/2003                               1,484,465            715,535            $0.71-$1.24              $0.86
Shares Reserved 2004..........................         2,000,000                ---                    ---                ---
Options Granted...............................        (1,763,000)         1,763,000          $0.38 - $1.05              $0.95
Options Cancelled.............................           432,535           (432,535)         $0.66 - $0.71              $0.71
Balance as of 12/31/2004......................         2,154,000          2,046,000          $0.37 - $1.24              $0.95
Shares Reserved 2005..........................         4,000,000                ---                    ---                ---
Options Granted...............................        (1,431,000)         1,431,000          $0.06 - $0.35              $0.06
Options Cancelled ............................           645,531           (645,531)         $0.66 - $0.71              $0.71
                                                  ---------------  -----------------   ---------------------------------------------
Balance as of 12/31/2005                               5,368,531          2,831,469          $0.06 - $1.24              $0.53
                                                  ===============  =================   =============================================

     At December 31, 2005, 750,917 options were outstanding and exercisable under the Stock Plan. All options granted in 2005, 2004 and 2003 were granted at exercise price equal to the common stock's fair value. The fair value of options granted under the Stock Plan was $ 0.05, $0.22 and $0.20 per share for 2005, 2004 and 2003 respectively.

     The following table summarizes information about stock options outstanding at December 31, 2005:

                                                     Options Outstanding                           Options Exercisable
                                       ------------------------------------------------    ------------------------------------
                                                        Weighted-Average
                                                          Remaining     Weighted-Average                        Weighted-Average
                                          Number of      Contractual    Exercise Price        Number of         Exercise Price
                                           shares            Life                               shares
    Range of Exercise Prices             Outstanding                                         Exercisable
----------------------------------     ---------------- --------------- ---------------    -----------------    ---------------

   $0.06 -            $1.00                  1,673,469          9.6           $0.17                 219,501              $0.84

   $1.01 -            $1.24                  1,158,000          8.2           $1.04                 531,416              $1.00
                                        ----------------                 ---------------    -----------------    ---------------

                                             2,831,469          9.0           $0.53                 750,917              $0.98
                                       ================                 ===============    =================    ===============

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)


1993 Stock Option Plan

     During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 7,650,690 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder's termination of service to the Company. Subsequent to the Company's initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

     The 1993 plan expired on June 10, 2003, and no additional grants will be made under this plan.

     The following table summarizes activity under the 1993 stock option plan:

                                                                                           Outstanding Options
                                                                    ---------------------------------------------------------------
                                                      Shares            Number of             Price              Weighted-Average
                                                     Available           Shares             Per Share             Exercise Price
                                                  ----------------  ---------------   ---------------------------------------------
Balance at December 31, 2002..............              2,838,503        4,343,829          $0.34 - $7.00               $1.30
Options granted...........................             (2,120,998)       2,120,998          $0.71 - $1.42               $1.03
Options exercised.........................                    ---           (7,025)         $0.34 - $0.70               $0.50
Options forfeited.........................                561,824         (561,824)         $0.34 - $2.56               $1.26
Options expired due to plan termination                (1,279,329)             ---                     --                  --
                                                  ----------------  ---------------
Balance at December 31, 2003                                  ---        5,895,978          $0.34 - $7.00               $1.21
Options granted...........................                    ---              ---                    ---                 ---
Options exercised.........................                    ---          (55,953)                 $0.34               $0.34
Options forfeited..........................                   ---       (1,291,913)         $0.34 - $3.25               $1.29
                                                  ----------------  ---------------
Balance at December 31, 2004                                  ---        4,548,112          $0.34 - $7.00               $1.21
Options Granted...........................                    ---              ---                    ---                 ---
Options Exercised.........................                    ---              ---                    ---                 ---
Options Forfeited..........................                   ---         (120,546)         $0.34 - $3.25               $1.29
                                                  ----------------  ---------------
Balance at December 31, 2005                                  ---        4,427,566          $0.34 - $7.00               $1.20
                                                  ================  ===============

     At December 31, 2005,  2004 and 2003,  3,972,466,  3,404,130  and 3,616,250
options were outstanding and exercisable under the plan, respectively. There were no options granted in 2005 and 2004. All options granted in 2003, and 2002 were granted at market value. The fair value of options granted under the plan was $0.19 and $0.12 per share for 2003 and 2002, respectively.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     The following table summarizes information about stock options outstanding under this plan at December 31, 2005:

                                                    Options Outstanding                           Options Exercisable
                                      ------------------------------------------------    ------------------------------------
                                                      Weighted-Average
                                         Number of       Remaining        Number of
                                          shares        Contractual   Weighted-Average       shares          Weighted-Average
    Range of Exercise Prices            Outstanding        Life         Exercise Price      Exercisable         Exercise Price
---------------------------------     ---------------- --------------- ---------------    -----------------    ---------------

   $0.34  -          $1.00                   468,500        5.3           $0.36                 464,979             $0.35

    1.01  -           1.10                 1,407,998        7.2           $1.03               1,006,123             $1.03

    1.11  -           1.20                   579,765        4.4           $1.16                 579,765             $1.16

    1.21  -           1.40                   561,629        2.5           $1.31                 561,629             $1.31

    1.41  -           1.60                 1,189,848        6.1           $1.50               1,140,144             $1.50

    1.61-             2.60                   182,979        3.6           $1.97                 182,979             $1.97

    2.61  -           7.00                    36,847        2.3           $3.55                  36,847             $3.55
                                      ---------------                                    ---------------

   $0.34  -          $7.00                 4,427,566        5.6           $1.20               3,972,466             $1.21
                                      ===============                                    ===============

Re-priced Stock Options

     On March 20, 2000, the Company's Board of Directors approved a reduction, effective June 2, 2000, in the exercise price of 462,576 outstanding stock options held by executive officers and employees of the Company to the fair market value of the Company's common stock on June 2, 2000, which was $1.16 per share. These options were granted between July 29, 1997 and July 6, 1999 at exercise prices ranging from $1.91 to $5.88 per share.

     Of the initial 462,576 shares that were re-priced, 432,876 shares have been cancelled, 29,700 shares have been exercised and no shares remain outstanding as of December 31, 2005. The cumulative non-cash compensation expense from the re-valuation of these re-priced options was $25,000 from the date of re-pricing in 2000 until December 31, 2005. No expense related to the re-pricing was recorded in 2005, 2004 or 2003 because the closing prices at each applicable reporting date during 2005, 2004 and 2003 was below the re-priced exercise price of $1.16 per share and therefore, no adjustment was required. Since no re-priced options remain outstanding, no additional compensation expense will be recognized in the future.

1997 Directors' Stock Option Plan

     In March 1997, the Board of Directors adopted the 1997 Directors' Stock Option Plan. A total of 900,000 shares of common stock have been reserved for issuance under this plan, which included a reservation of 700,000 shares in 2005. This plan provides for the grant of non-statutory stock options to non-employee directors of the Company. In 2005, options to purchase 208,000 shares were granted with a weighted average exercise price of $0.10. In 2005, no options were cancelled and no options were exercised. A total of 90,000 options are outstanding and exercisable under this plan.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)


     The following table summarizes activity under the 1997 Director's Stock Option Plan:

                                                                                   Outstanding Options
                                                         -------------------------------------------------------------------
                                                            Shares           Number of      Price Per       Weighted-Average
                                                           Available         Shares         Share           Exercise Price
                                                         ----------------- --------------- --------------- -----------------
Balance at December 31, 2002                                   122,000           74,000    $0.88 - $1.94          $1.60
Options granted........................................         (8,000)           8,000    $0.84 - $0.84          $0.84
Balance at December 31, 2003                                   114,000           82,000    $0.84 - $1.94          $1.53
Options granted........................................         (8,000)           8,000            $0.87          $0.87
Balance at December 31, 2004                                   106,000           90,000    $0.84 - $1.94          $1.47
Options reserved.......................................        700,000              ---              ---            ---
Options granted........................................       (208,000)         208,000            $0.10          $0.10
                                                         ----------------- ---------------
Balance at December 31, 2005                                   598,000          298,000    $0.10 - $1.94          $0.51
                                                         ================= ===============

On December 31, 2005, options covering 90,000 shares were outstanding and exercisable under the 1997 Directors Plan. All options granted in 2005 were granted at exercise prices equal to the common stock's fair value. The fair value of options granted under the plan was $0.05, $0.27 and $0.43 per share for 2005, 2004 and 2003.

                                                  Options Outstanding                        Options Exercisable
                                                  -------------------                        -------------------
                                                     Weighted-
                                                     Average           Weighted-
                                                     Remaining         Average                           Weighted
         Range of Exercise      Number of  Shares    Contractual       Exercise       Number of Shares   Average
         Price                  Outstanding          Life (Years)      Price          Exercisable       Exercise  Price
         -----------------      -----------------   ------------      ----------      ---------------   ---------------
             $0.10-$0.83                208,000           9.5           $0.10                    ---            ---

             $0.84-$1.94                 90,000           5.7           $1.47                 90,000          $1.47
                                ----------------                                      ---------------
             $0.10-$1.94                298,000           8.3           $0.51                 90,000          $1.47
                                ================                                      ===============

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)


1997 Employee Stock Purchase Plan

     In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and has reserved 1,750,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee's compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2005, 1,503,204 shares of common stock have been issued under the purchase plan. In 2005, 2004, and 2003, a total of 286,045, 264,364, and 253,591 shares were issued under the plan, respectively.

Stock Based Compensation

     On March 5, 2003, the Board of Directors granted non-statutory stock options to certain directors of the corporation to purchase 121,998 of common stock at $1.03 per share and with immediate vesting. A Black-Scholes calculation was used to record $55,000 of non-cash stock compensation expense in 2004.

     On June 30, 2003, the Board of Directors approved a grant of 100,000 non-qualified stock options to a consultant with an immediate vesting of one third of the shares and monthly vesting for the remaining portion of the grant, over a two-year term. A Black-Scholes calculation was used to record $600, $9,000 and $21,000 of non-cash stock compensation expense in 2005, 2004 and 2003, respectively.

     On July 29, 2003, the Company agreed to issue to a physician as compensation for consulting services to be provided by that physician's group, options to purchase 422,535 shares of our common stock at an exercise price of $0.71 per share. The options become exercisable upon the achievement of specific milestones as defined in the related consulting and options agreements. As of December 31, 2003, the Company determined that 55,000 shares had become exercisable based on milestone achievements through that date. A Black-Scholes calculation was used to record $30,000 non-cash compensation expense during 2003 for outside consulting fees. No additional shares were vested in 2004 and no expense was recorded during 2004. All of these options expired by the end of 2004.

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

     On February 12, 2004, the Board of Directors approved a grant of 100,000 non-qualified stock options to a consultant with monthly vesting of shares over a four-year term. A Black-Scholes calculation was used to record $400, $11,000 of non-cash stock compensation expense in 2005 and 2004, respectively.

     On July 9, 2005 and July 28, 2005, the Board of Directors approved a stock issuance in the amount of 10,000 and 12,000 shares of the common stock, respectively, to two consultants. A non-cash stock compensation expense of $2,000 was recorded in 2005.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

Warrants

     The following table summarizes information about warrants outstanding at December 31, 2005 and the number of shares of common stock that the holder is entitled to purchase:

                                                                                                                      Expiration
      Date                          In Connection With                          Price Range         Outstanding          Date
------------------ ------------------------------------------------------    ------------------    --------------- -----------------
      06/01        Finance Consulting for Private Placement                        $1.20                  225,000       06/06
      08/02        Private Placement                                               $0.90                2,025,991       08/06
      08/02        Private Placement                                              $1.285                   58,365       08/06
      08/02        Private Placement Commission                               $0.792 - $1.13              698,287       08/06
      10/02        Finance Consulting for Public Relations                         $0.90                  160,000       10/07
      12/02        Private Placement                                              $0.825                1,932,000       12/06
      12/02        Private Placement Commission                                   $0.8245                 435,999       12/06
      01/03        Private Placement                                              $0.825                  505,332       01/07
      03/03        Private placement                                              $1.250                1,176,470       03/07
      03/03        Private Placement Commission                                   $0.935                  294,117       03/07
      04/03        Private Placement                                           $0.935-$1.25             1,758,234       04/07
      04/03        Private Placement Commission                                   $1.340                  404,440       04/07
      08/03        Private Placement Commission                               $0.779 - $0.838             721,552       08/08
      12/03        Private Placement                                              $0.957                1,074,993       12/07
      12/03        Private Placement Commission                                $0.957-$1.238              324,297       12/08
      11/04        Private Placement                                              $0.4295               6,586,165       11/09
      11/04        Private Placement Commission                                   $0.4295                 987,926       11/09
      08/05        Loan Financing                                                  $0.10               30,000,000       08/15
                                                                                                        ---------
                   Total Warrants Outstanding                                                          49,369,168

     On August 5, 2002, the Company issued warrants to purchase an aggregate of 2,036,491 shares of our common stock at an exercise price of $0.90 per share in connection with the August 2002 private placement transaction. The Company also issued warrants to purchase an aggregate of 678,832 shares of our common stock at an exercise price of $0.792 as additional commission for the placement agent in this transaction. The warrant issued to the placement agent is not redeemable. The warrants issued to the investors are redeemable at a purchase price of $0.01 per warrant at the Company's option of its common stock closes at or above $1.44 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to holders of the warrants of its intent to redeem.

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

     On December 31, 2002, the Company issued warrants to purchase an aggregate of 1,962,000 shares of our common stock at an exercise price of $0.825 per share in connection with the December 2002 private placement transaction. In connection with this transaction, the Company also issued warrants to purchase an aggregate of 435,999 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain "cashless exercise" provisions.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     On January 22, 2003, the Company issued warrants to purchase an aggregate of 438,000 shares of our common stock at an exercise price of $0.825 per share in connection with the January 2003 private placement transaction. The Company also issued warrants to purchase an aggregate of 97,332 shares of our common stock at an exercise price of $0.8245 as additional commission for the placement agent in this transaction. These warrants are not redeemable and contain "cashless exercise" provisions.

     On March 28, 2003, the Company issued warrants to purchase an aggregate of 1,176,470 shares of our common stock at an exercise price of $1.25 per share. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.70 per share for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem. Also the Company issued warrants to purchase an aggregate of 293,117 shares of our common stock at an exercise price of $0.935 as additional commission for the placement agents in this transaction. The warrants issued to the placement agents are not redeemable.

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

     In August 2003, the Company issued warrants to purchase an aggregate of 3,084,840 shares of our common stock at an exercise price of $0.7282 per share, warrants to purchase an aggregate of 726,590 shares at an exercise price of $0.7788 and warrants to purchase an aggregate of 293,152 shares at an exercise price of $0.8338 per share. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.0592, $1.1328 or $1.2128, respectively, for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem. The Company also issued warrants to purchase 321,057 shares of our common stock at an exercise price of $0.8375 and warrants to purchase up to 440,812 shares of common stock at exercises prices that range for $0.90 per share to $1.1025 per share as commission for the placement agents in this transaction. In August 2003, the Company issued redeemable warrants to purchase an aggregate of 4,104,582 shares of our common stock at exercise prices of $0.7282 to $0.8338 per share. In connection with this transaction, the Company also issued warrants to purchase 761,869 shares of our common stock at exercise prices of $0.8375 to $1.1025 per share as commission for the placement agents in this transaction. The warrants issued to the investors are redeemable by the Company if its common stock closes at or above $1.0592, $1.1328 or $1.2128, respectively, for fifteen consecutive trading days and they remain unexercised 30 days after the Company gives notice to the holders of the warrants of its intent to redeem.

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

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     On November 24, 2004, the Company issued warrants to purchase an aggregate of 6,586,165 shares of our common stock at an exercise price of $0.4295 per share. The warrants were exercisable beginning on May 24, 2005. We also issued to the parties that acted as our placement agents in connection with this private placement warrants to purchase 987,926 shares of our common stock at an exercise price of $0.4295 per share. In addition, we adjusted certain warrants to purchase our common stock that were issued in the February 25, 2000 private placement, as required by these warrants' anti-dilution provisions. The number of shares of common stock issuable upon exercise of these warrants was increased by 372,088.

     On August 26, 2005, the Company issued warrants with registration rights to purchase an aggregate of 30,000,000 shares of our common stock at an exercise price of $0.10 per share. The warrant will be exercisable beginning on August 28, 2005 for a period of ten years.

     The holders of the August and  December  2003  warrants  have  registration rights that required the Company to file and have declared effective a registration statement with the SEC to register the resale of the common stock issuable upon exercise of the warrants. Under Emerging Issues Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," the ability to have an effective registration of stock is deemed to be outside of the Company's control. Therefore, the August 2003 warrants were valued at inception and revalued on the effective date of the registration statement. The net change in the fair value of the August 2003 warrants on the two valuation dates were expensed as other non-cash expense of $904,000 for the year ended December 31, 2003. The December 2003 warrants were valued at inception and revalued at the balance sheet date (December 31, 2003), as the registration statement for these warrants occurred subsequent to 2003 year-end. There was no change in the fair value of the December 2003 warrants between the two valuation dates noted above, and hence, no amounts were expensed as other non-cash expense for the year ended December 31, 2003. As the registration was not yet declared effective by December 31, 2003, the $658,000 fair value of December 2003 warrants was reported on the balance sheet as warrant liability at December 31, 2003. On February 12, 2004, the registration statement for the December 2003 warrants was declared effective with the SEC. Accordingly, a net increase in the fair value from December 31, 2003 to the date of effectiveness of $33,000 was expensed as non-cash expense in the first quarter 2004, and the $691,000 warrants' value on February 12, 2004 was reclassified to equity.

     The August 2005 warrants were valued at inception and revalued at the balance sheet date (December 31, 2005). The change in the fair value of the August 2005 warrants on the two valuation dates were recorded as other income of $1,800,000 for the year ended December 31, 2005. As the registration was not yet declared effective by December 31, 2005, the $1,200,000 fair value of August 2005 warrants is reported on the balance sheet as warrant liability at December 31, 2005.

     The Company has reserved 49,369,168 shares of common stock for issuance upon exercise of all the warrants described above.

     The investors who participated in the December 31, 2002 and January 22, 2003 closings of our private placement and the warrants held by the participants in our 1999 and 2000 private placements have anti-dilution protections that have been triggered in certain instances.

     In addition, the purchase agreements signed in connection with the December 31, 2002 and the January 22, 2003 closings of our recent private placement provide that if at any time during the two year period beginning on the respective closing dates of that placement our common stock is delisted from the Nasdaq National SmallCap Market for any reason, the investors shall receive an amount in cash equal to 1.5% of the aggregate purchase price of all shares and warrants purchased under those agreements for each month or portion thereof from the date of such delisting until our common stock is again listed on the Nasdaq National SmallCap Market. No such penalties became due under these provisions.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

4.    Notes Receivable from Former Officers

     In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick's agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors,
(ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2005.

     In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note called for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate and was due and payable in a single lump sum forty-eight months from the note date, or June 2005. The Board of Directors amended Mr. Wheeler's agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As a security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2005, the balance of the loan is approximately $ 217,513 including approximately $25,031 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2005.

5.    Income Taxes

     There has been no provision for federal or state income taxes for any period as the Company has incurred losses in all periods.

     A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

-------------------------------------------------------------------------------------------
                                                       2005          2004            2003
-------------------------------------------------------------------------------------------
Tax Benefit at expected federal rate                 -34.00%       -34.00%         -34.00%
-------------------------------------------------------------------------------------------
State, Net of Federal Benefit                         -5.80%         0.00%           0.00%
-------------------------------------------------------------------------------------------
Research and development credits                       0.00%        -3.50%          -1.50%
-------------------------------------------------------------------------------------------
Non-deductible derivative and other expense            0.10%         3.70%           3.20%
-------------------------------------------------------------------------------------------
Net Operating Loss not benifited                      39.90%        40.10%          26.70%
-------------------------------------------------------------------------------------------
Other, net                                            -0.20%        -6.30%           5.60%
-------------------------------------------------------------------------------------------
                                                       0.00%         0.00%           0.00%

     As of December 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $117,002,000 and $37,208,000 respectively. The federal and state net operating loss carry forwards expires at various dates beginning in 2006 through 2025, if not utilized.

     The Company also had federal and state research and development tax credit carry forwards of approximately $1,051,000 and $986,000, respectively. The federal research and development tax credits begin to expire at various dates beginning 2008 through 2025, if not utilized. The state research and development tax credits carry forward indefinitely, if not utilized.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2005 are as follows (in thousands):

                                                                December           December
                                                                   31,                31,
                                                                  2005               2004
                                                              --------------     --------------
 Net operating loss carry forwards.........................   $      42,284      $      38,565
 Research credits carry forwards (federal and state).......           1,702              1,665
 Manufacturing investment credit carry forwards............              78                 78
 Capitalized research and development......................           1,044              1,277
 Other, net................................................             597                777
                                                              --------------     --------------

 Total deferred tax assets                                           45,705             42,362
 Valuation allowance for deferred tax assets                        (45,705)           (42,362)
                                                              --------------     --------------
                                                              $           -      $           -
                                                              ==============     ==============

     As of December 31, 2005 and 2004, the Company had deferred tax assets of approximately $45,705,000 and $42,362,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3,342,000 and $3,906,000 during the years ended December 31, 2005 and 2004, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

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

6. License Rights

     In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc. granted the Company an exclusive royalty-free worldwide license to use Target Therapeutics' technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutics' technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutics' technology. Under the License Agreement, the Company granted back to Target Therapeutics an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuro-radiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutics' technology. Target Therapeutics granted the Company a non-exclusive, royalty-free license to use Target Therapeutics' technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target Therapeutics' technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its micro-catheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target Therapeutics an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

                                  CARDIMA, INC.
                  NOTES TO FINANCIAL STATEMENTS ---(Continued)

     In addition, the Company agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field or to sell products, other than products utilizing Target Therapeutics' technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutics and negotiating a distribution agreement. The Company also agreed that it would not sell products utilizing Target Therapeutics' technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target Therapeutics and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutics an amount equal to 40% of the gross profit for such product.

7. Subsequent Event

     On February 14, 2006, the Company entered into a new loan facility term sheet (the "New Loan Facility") with the lender, Apix International Limited, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. In addition, the Company and the lender have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. In addition, the Company has granted the Lender a new warrant to purchase 23,800,000 shares of the Company's common stock at an exercise price of $0.06 per share for a term of ten years. In addition, upon completion of the full funding under the new loan facility, the Company will grant the lender warrants to purchase an additional 8,000,000 shares of the Company's common stock at an exercise price of $0.06 per share for a term of ten years; (iii) the Company has granted the lender the right to convert the loan principal, interest, facility fees and exit fees into shares of the Company's common stock at a conversion price of $0.06 per share; (iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) the Company agrees to register the shares underlying the loan principal, facility fees, and warrants on a registration statement on Form S-1 as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006.

     With the loan agreement's optional conversion clause on all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, if the lender ultimately exercises this option, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period. Additionally, for the warrant shares, any beneficial effect resulting from the excess of the average market price of the stock over the $0.06 per share conversion price will also be charged to non-cash interest during the periods the loan is outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2005, BDO Seidman, LLP resigned as the independent registered public accounting firm for Cardima, Inc. In connection with its audits of each of the two most recent fiscal years and through October 21, 2005, the date of the Form 8-K reporting this event, there were no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Also on October 17, 2005, we engaged Marc Lumer & Company as our principal independent accountants to audit our financial statements. The engagement of Marc Lumer & Company was approved by our Board of Directors on October 18, 2005.

Neither we nor anyone engaged on our behalf has consulted with Marc Lumer & Company during our two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal year 2005 audit regarding (i) the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any other matters or reportable events as set forth in Items 304(a)(2)(i) and 304(a)(2)(ii) of Regulation S-K.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. This conclusion is based on the following developments:

o The existence of comments issued by the reviewing staff of the Securities and Exchange Commission relating to disclosure and classification issues in the Company's Annual and Periodic filings, which comments have not been fully resolved; and
o The failure to file or submit the Company's Annual Report on Form 10-K for the year ending December 31, 2005 within the time periods specified in the Commission's rules and forms.

Notwithstanding the foregoing, as previously disclosed, the Company has taken the following steps to improve its disclosure controls and procedures:

o    In  October,  2005,  the  Company  hired  Chris  Mak to  serve  as its  new
     Controller;
o In October, 2005, the Company hired Jim Pardee to serve as a finance and accounting consultant.

While management believes progress had been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this area will continue through the first quarter of 2006.

In addition, the Company has adopted a procedure to ensure that new accounting standards are reviewed and applied correctly. Under this procedure, the Company's Controller will monitor the release of new accounting standards. Once the Controller becomes aware of a new accounting standard, he will present the new standard to members of the Audit Committee and schedule a meeting with members of the Audit Committee to discuss the application of the new standard to the Company. Thereafter, once a determination concerning the application of a new standard has been made, the Company will present its determination to its auditor for review and comment.

(b) Limitations on Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.


ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors of the Registrant

The following sets forth certain information regarding our directors as of April 28, 2006:

                                                                                                     Director
         Name of Director             Age                    Principle Occupation                      Since
-----------------------------------  -------  ---------------------------------------------------   ------------
Gabriel B. Vegh                        66     Chief Executive Officer and                               1992
                                              Chairman of our Board of Directors
Jesse D. Erickson                      74     Retired Executive of Kaiser Aluminum and                  2001
                                              Retired Director and Chairman of the Investment
                                              Committee of S.H. Cowell Foundation
Rodolfo C. Quijano, Ph.D., M.D.        70     Chief Technical Officer of 3F Therapeutics, Inc.          1999
Phillip Radlick, Ph.D.                 68     Independent Consultant                                    1994
Lawrence J. Siskind                    53     Partner, Harvey Siskind Jacobs LLP                        2001
John R. Cheney                         48     Director, Apix International Limited                      2006
Tony K. Shum                           37     Business Development Executive, HSBC                      2006
Tina Sim                               37     Independent Consultant                                    2006
Andrew K. Lee                          35     Financial Consultant, Asia Peak Holdings Limited          2006


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

Radlick was our President and Chief Executive Officer from November 1994 to June 2000. Prior to joining us, from November 1992 until October 1994, Dr. Radlick was the President and Chief Executive Officer of Hepatix, Inc., a start-up medical device company. From November 1986 until November 1992, Dr. Radlick was the President of Edward's Cardiovascular Surgery Division, a division of Baxter Healthcare responsible for the development, manufacture and sale of cardiovascular products. Dr. Radlick received a B.S. in Chemistry and a Ph.D. in Organic Chemistry from the University of California, Los Angeles.

Mr. Lawrence J. Siskind has been one of our directors since December 2001. Mr. Siskind is currently a partner of Harvey Siskind Jacobs LLP, a law firm in San Francisco, California where he specializes in litigation, registration and transactional advice regarding domestic and international copyrights, trademarks, trade secrets and unfair competition. Mr. Siskind was appointed by President Reagan in 1987 to serve as the nation's first Special Counsel for Immigration Related Unfair Employment Practices, returning to private practice in 1989. In 1996, former California Governor Pete Wilson appointed Mr. Siskind to serve as a charter member of the State Commission on Academic Content and Performance Standards. In 1998, former Governor Wilson appointed Mr. Siskind to his Advisory Council on Electronic Commerce. Mr. Siskind received a B.A. from Harvard University and a J.D. from Harvard Law School.

Mr. John R. Cheney has been one of our directors since February 2006. Mr. Cheney is a corporate consultant based in Hong Kong since January 2001. Mr. Cheney is also a director and shareholder of Apix International Limited. Mr. Cheney was previously the Chairman and CEO of a Hong Kong based telecommunications and Internet Services Company. Prior to his business career, Mr. Cheney was a corporate lawyer in private practice qualified in Hong Kong, Canada and Britain.

Mr. Tony K. Shum has been one of our directors since February 2006. Mr. Shum is a Business Development Executive for the global banking group HSBC since February 2006. From February 2001 to January 2006, Mr. Shum worked as a consultant providing business strategy and analysis services in Asia Pacific and Europe for businesses ranging from start-up ventures to multi-national corporations. Also Mr. Shum worked for Walt Disney Television International where he helped to establish its broadcast television business in the Asia-Pacific region. Mr. Shum is a Chartered Accountant and worked for Deloitte & Touche in Canada and Price Waterhouse in Hong Kong.

Ms. Tina Sim has been one of our directors since February 2006. Ms. Sim is currently semi-retired. Ms. Sim is a Chartered Accountant and a CFA Charter holder. From 1992 until 1995, Ms. Sim worked for Deloitte & Touche in Canada. From 1997 to 1999, Ms. Sim worked for Deloitte Touche Tohmatsu in Hong Kong. Ms. Sim's background includes advisory work on general accounting, tax and regulatory matters and cross-border jurisdictional issues.

Mr. Andrew K. Lee has been one of our directors since April 2006. Mr. Lee has served as the financial consultant to Asia Peak Holdings Limited since 2003. His main responsibilities include identifying and evaluating investment opportunities around the world and conducting risk assessment, asset valuation and due diligence activities. In 2001, Mr. Lee was a valuation manager at Deloitte & Touche in San Francisco, where he specialized in advising multinational corporations regarding the taxation of related party transactions and conducting valuation of intangible assets. Prior to working at Deloitte & Touche, Mr. Lee worked for Arthur Andersen as a senior associate in the Tax & Advisory Group.

Executive Officers

In addition to Mr. Vegh, our Chief Executive Officer, whose information appears above, set forth below are each of our other executive officers. There are no family relationships among any of our directors or executive officers.

Mr. Victor Barajas (age 42) was appointed as Senior Vice President of Operations in October 2001 and has been responsible for all operations and manufacturing activity as our Vice President of Operations since August 1997. From September 1995 until August 1997, Mr. Barajas was our Director of Operations, from May 1994 until September 1995, Mr. Barajas was our Manager of Operations, and from June 1993 until May 1994, Mr. Barajas was one of our senior engineers. Prior to joining us, from 1990 until June 1993, Mr. Barajas was Process Development Engineer and then Project Leader and Manager of the Engineering Department for Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From 1988 until 1990, Mr. Barajas was employed by Critikon, Inc. as a Research and Design/Manufacturing Engineer in the medical disposables area. Mr. Barajas received his B.S. degree in Industrial Technology from San Jose State University.

Mr. Eric Chan, Ph.D., F.E.S.C. (age 48) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998,

Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology and catheter lab systems, digital Holter and high-resolution ECG systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin. Mr. Chan completed the Global Bio-Executive Program at the University of California, Berkeley, Haas School of Business, in 2005. Mr. Chan was elected a Fellow of the European Society of Cardiology and a Senior Member of the Institute of Electrical and Electronic Engineers in 2003.


Audit Committee Financial Expert

Our Board of Directors has determined that the Audit Committee does not have an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission. We have not been able to attract an audit committee financial expert to join our Board of Directors, which we believe has been in part due to Cardima's financial situation.

Audit Committee

We have a separately designated standing Audit Committee. During the fiscal year ended December 31, 2005, Audit Committee consisted of three directors: Mr. Jesse
D. Erickson (Chairperson), Dr. Rodolfo C. Quijano and Mr. Lawrence J. Siskind, all of whom meet the independence requirements for audit committee membership under Rule 10A-3 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of our Common Stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended December 31, 2005, all Reporting Persons timely filed all such reports other than (i) Jesse D. Erickson who filed one late Form 4 in connection with an option granted under the 1997 Directors' Stock Option Plan; (ii) Rodolfo C. Quijano, Ph.D. who filed one late Form 4 in connection with an option granted under the 1997 Directors' Stock Option Plan; (iii) Phillip Radlick, Ph.D. who filed one late Form 4 in connection with an option granted under the 1997 Directors' Stock Option Plan; (iv) Lawrence J. Siskind who filed one late Form 4 in connection with an option granted under the 1997 Directors' Stock Option Plan; (v) Victor J. Barajas who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (vi) Eric K. Y. Chan, Ph.D. who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan, (vii) Gabriel B. Vegh who filed one late Form 4 in connection with an option grant under the Amended and Restated 2003 Stock Option Plan.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

                                                              Annual                             Long-Term
                                                            Compensation                         Compensation
                                                                                                    Awards
                                               --------------------------------------------   -------------------

                                                                                Other             Securities
                                                                               Annual             Underlying          All Other
Name & Principle Position               Year    Salary (1)     Bonus (2)       Compensation       Options/SARs (#)   Compensation
---------------------------------------------- ------------ -------------- ----------------   ------------------------------------

Gabriel B. Vegh                          2005   $ 256,361    $          -  $            -                500,000        3,136 (5)

Chief Executive Officer and              2004   $ 274,997    $          -  $            -                500,000          486 (5)

Chairman of the Board of Directors       2003   $ 285,574    $     50,000  $            -                500,000          522 (5)


William K. Wheeler (3)                   2005   $ 167,258    $          -  $            -                    ---          516 (6)

President and                            2004   $ 249,995    $          -  $            -                250,000          390 (6)

Chief Operating Officer                  2003   $ 259,610    $     25,000  $            -                250,000          390 (6)

Victor J. Barajas                        2005   $ 163,096    $          -  $            -                300,000          206 (6)

Senior Vice President, Operations        2004   $ 183,997    $          -  $            -                175,000          390 (6)

                                         2003   $ 191,074    $     30,000  $            -                175,000          390 (6)

Eric K.Y. Chan, Ph.D.                    2005   $ 160,833    $          -  $            -                250,000          305 (6)

Vice President, Product Development      2004   $ 180,003    $          -  $            -                150,000          390 (6)

                                         2003   $ 186,926    $     25,000  $            -                150,000          390 (6)

Barry D. Michaels (4)                    2005   $ 135,303    $          -  $       31,588  (7)               ---        9,540 (8)

Interim Chief Financial Officer          2004   $ 308,232    $          -  $       49,836  (9)           100,000       13,591 (8)

                                         2003   $ 143,052    $     35,000  $      $25,867 (10)           100,000       $    -

(1)  Includes amounts deferred under the Company's 401(k) plan.
(2) Amounts paid as bonuses for services rendered are reported for the year in which they were earned even if they were paid in the following year. Prior to 2004, we reported bonus amounts in the year they were paid rather than the year in which they were earned.
(3)  Mr. Wheeler resigned in July 2005.
(4) Mr. Michaels joined the Company as Interim Chief Financial Officer in July 2003 and resigned in June 2005.
(5) Includes amounts paid for life insurance premiums and sport club discounts. Prior to 2005, we reported life insurance premiums based on their taxable value rather than the actual amounts paid.
(6) Includes amounts paid for life insurance premiums. Prior to 2005, we reported life insurance premiums based on their taxable value rather than the actual amounts paid.
(7) Includes $9,912 in housing expenses, $13,339 in travel expenses, and $8,337 in payroll tax reimbursements.
(8) Includes amounts reimbursed for medical, dental and vision insurance premiums.
(9) Includes $$21,583 in housing expenses, $17,081 in travel expenses, and $11,172 in
(10) payroll tax reimbursements. Includes $11,210 in housing expenses, $8,967 in travel expenses, and $5,690 in payroll tax reimbursements.

Option/SAR Grants in Fiscal Year Ended December 31, 2005

The following table summarizes stock option grants during fiscal year 2005 to our Chief Executive Officer and our other Named Executive Officers.

                                                                                                                Potential Realizable
                                                                                                                  Value at Assumed
                                                     Number of       Percent of                                annual Rates of Stock
                                                      Shares        Total Options    Exercise or                Price Appreciation
                                                    Underlying       Granted to      Base Price                 for Option Term (4)
                                                     Options        Employees in     per Share     Expiration  ---------------------
                                                  Granted (#)(1)   Fiscal 2005 (2)    ($/Sh) (3)    Date         5% ($)      10% ($)
--------------------------------------------      --------------   --------------  -------------  -----------  ----------   --------
Gabriel B. Vegh                                      500,000            35.0%      $      0.06    11/10/15     $ 18,867     $ 47,812
William K. Wheeler                                       ---             ---%      $       ---         ---     $    ---     $    ---
Victor J. Barajas                                    300,000            21.0%      $      0.06    11/10/15     $ 11,320     $ 28,687
Eric K. Y. Chan, Ph.D.                               250,000            17.5%      $      0.06    11/10/15     $  9,433     $ 23,906
Barry D. Michaels                                        ---             ---%      $       ---         ---     $    ---     $    ---

(1) These options vest in equal monthly installments over a four-year period commencing on the date of grant, except that no options are exercisable or vested for the first 6 months after the date of grant.

(2) We granted stock options representing 1,431,000 shares of our Common Stock to employees in the last fiscal year.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by our Chief Executive Officer and our other Named Executive Officers during the fiscal year ended December 31, 2005. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 2005 and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 2005.

                                                                                               Number of              Value of
                                                                                             Unexercised           Unexercised
                                                                                               Options/             In-the-Money
                                                                                             SARs at Fiscal          Options/SARs
                                                              Shares            Value        Year End (#)     at Fiscal Year End ($)
                                                             Acquired on      Realized       Exercisable/           Exercisable/
Name                                                        Exercise (#)         ($)       Unexercisable (1)     Unexercisable (2)
-----------------------------------------------            --------------   ------------  --------------------   ------------------
Gabriel B. Vegh                                                       0               0     1,729,643 / 947,9       --- / ---
William K. Wheeler                                                    0               0      957,000 /267,479       --- / ---
Victor J. Barajas                                                     0               0     547,266 / 482,006       --- / ---
Eric K. Y. Chan, Ph.D.                                                0               0     455,355 / 384,885       --- / ---
Barry D. Michaels                                                     0               0        --- /  ---           --- / ---

(1) Includes those options for which the fair market value of the underlying securities at December 31, 2005 ($ 0.045 per share) is less than the exercise price.
(2) Based on the $ 0.045 per share closing price of the Company's Common Stock on the NASD's Over-the-Counter Bulletin Board on December 31, 2005, less the exercise price of the options.

Compensation of Directors

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors. Our 1997 Directors' Stock Option Plan (the "Directors' Plan") provides that each person who becomes a non-employee director of the Company will be granted a non-statutory stock option to purchase 20,000 shares of Common Stock on the date on which such person first becomes our non-employee director. This initial grant becomes exercisable as to 25% of the shares subject to the grant per year through the fourth anniversary of the date of grant. In addition, the Directors' Plan provides that on the date of each annual meeting of our stockholders at which such director is re-elected, each such continuing non-employee director shall be granted an additional option to purchase 52,000 shares of Common Stock if, on such date, he or she shall have served on the Board of Directors for at least three months during the current fiscal year, and such option will become exercisable in full on the first anniversary of the date of grant.

On June 16, 2005, we granted each of Mr. Jesse D. Erickson, Dr. Rodolfo C. Quijano, Mr. Lawrence J. Siskind and Dr. Phillip Radlick, options to purchase 52,000 shares of our Common Stock. These grants have an exercise price of $0.10 per share, were made under our 1997 Directors' Stock Option Plan and the options would be fully vested on the first anniversary of the date of grant.

See "Summary Compensation Table" and "Option/SAR Grants in Last Fiscal Year" for information concerning compensation relating to Mr. Vegh's services as Chairman and Chief Executive Officer.

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

Our 1997 Directors' Stock Option Plan and our 1993 Stock Option Plan provide that options shall become fully vested and exercisable as to all shares granted under these plans in the event that a change in control of the Company occurs. Members of our Board of Directors and our officers currently hold options granted under both our 1997 Directors' Stock Option Plan and our 1993 Stock Option Plan.

See "Employment Agreements and Change in Control Arrangements" for information concerning change in control arrangements relating to Mr. Vegh's services as Chairman and Chief Executive Officer.

Employment Contracts and Change in Control Arrangements

Mr. Vegh is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $275,000 for Mr. Vegh's services as Chairman and Chief Executive Officer and accelerated vesting of all of Mr. Vegh's options issued prior to the date of the agreement in the event of a "Change in Control" of the Company (as such term is defined in the agreement) and the acceleration of Mr. Vegh's options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Mr. Vegh is eligible for an annual bonus to be determined by the Board of Directors. In the event Mr. Vegh is terminated for other than for "Cause" (as such term is defined in the agreement), Mr. Vegh will receive his base salary and the Company's standard benefits package for an additional 36 months, will receive a bonus for each of the three Company fiscal years coinciding with or immediately following his termination based upon the average bonus he received in the preceding three years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Mr. Barajas is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $184,000 for Mr. Barajas' services as Senior Vice President, Operations, and accelerated vesting of all of Mr. Barajas' options issued prior to the date of the agreement in the event of a "Change in Control" of the Company (as such term is defined in the agreement) and the acceleration of Mr. Barajas' options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Mr. Barajas is eligible for an annual bonus to be determined by the Board of

Directors. In the event Mr. Barajas is terminated for other than for "Cause" (as such term is defined in the agreement), Mr. Barajas will receive his base salary and the Company's standard benefits package for an additional 12 months, will receive a bonus for the Company fiscal year coinciding with or immediately following his termination based upon the average bonus he received in the preceding two years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Dr. Chan is party to an employment agreement dated November 5, 2004, which supersedes a prior agreement dated August 30, 2000. The agreement provides for a salary of not less than $180,000 for Dr. Chan's services as Vice President, Product Development, and accelerated vesting of all of Dr. Chan's options issued prior to the date of the agreement in the event of a "Change in Control" of the Company (as such term is defined in the agreement) and the acceleration of Dr. Chan's options granted after the date of the agreement by the same number of months of completed months of vesting for such options. In addition, Dr. Chan is eligible for an annual bonus to be determined by the Board of Directors. In the event Dr. Chan is terminated for other than for "Cause" (as such term is defined in the agreement), Dr. Chan will receive his base salary and the Company's standard benefits package for an additional 12 months, will receive a bonus for the Company fiscal year coinciding with or immediately following his termination based upon the average bonus he received in the preceding two years prior to his termination, will have his stock options vest on an accelerated basis as described above, and will have ninety days from the date of termination of his employment to exercise his vested options.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2005, our Compensation Committee consisted of two non-employee directors: Dr. Phillip Radlick and Mr. Jesse D. Erickson. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of any other entity. Dr. Phillip Radlick, a member of the Compensation Committee during the fiscal year ended December 31, 2005, was our President and Chief Executive Officer from November 1994 to June 2000. In December 1997, we entered into a note receivable agreement with Dr. Radlick, which was subsequently amended in August 2001. See "Certain Transactions" for information concerning Dr. Radlick's note receivable agreement.

Compensation Committee Report on Executive Compensation

The following is a report of the Compensation Committee of the Board of Directors describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2005. The Compensation
Committee is responsible for establishing and monitoring our general compensation policies and our compensation plans, as well as the specific compensation levels for executive officers. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

General Compensation Policy

Under the supervision of the Board of Directors, our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive's compensation contingent upon our performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of two elements: (1) base salary, which reflects individual performance and expertise, and (2) long-term stock-based incentive awards, which are designed to strengthen the mutual interests of the executive officers and our stockholders. Additionally, some executives are eligible for variable bonus awards payable in cash, which are tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for us.

The summary below describes in more detail the factors, which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual's performance and to maintain a competitive salary structure. Our performance does not play a significant role in the determination of base salary.

Cash-Based Incentive Compensation

Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific Company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

Long-Term Incentive Compensation

We have utilized our stock option plan to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake in us and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual's position in our organization, his or her performance and responsibilities and internal comparability considerations.

To date, each option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of our Common Stock appreciates over the option term.

Compensation of the Chief Executive Officer

Gabriel B. Vegh has served as our Chief Executive Officer since June 2000. His base salary for fiscal 2005 was $275,000. Additional compensation paid to Mr. Vegh included a stock option grant based on his performance to objectives as set by the Board of Directors.

The factors discussed above in "Base Salary," "Cash-Based Incentive Compensation," and "Long-Term Incentive Compensation" were applied by the Compensation Committee in establishing the amount of Mr. Vegh's salary, stock option grant and bonus. Mr. Vegh did not participate in any decisions related to his compensation. Significant factors the Compensation Committee considered in establishing Mr. Vegh's compensation included his individual performance, the achievement of specific objectives, and the compensation of chief executive officers of other companies in the medical device industry, taking into account relative company size and stage of development. The Compensation Committee felt that Mr. Vegh's performance and effort contributed to our progress over the last year and exercised its judgment in awarding the salary and bonus shown in the Summary Compensation Table.

Deductibility of Executive Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to
Section 162(m). As the cash compensation paid by us to each of our executive officers is expected to be below $1 million and the Committee believes that options granted under our 1993 Stock Option Plan and our 2003 Stock Option Plan to such officers will meet the requirements for qualifying as performance-based, the Committee believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the Committee's policy to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax law. However, Cardima may from time to time pay compensation to its executive officers that may not be deductible.

                                                  Compensation Committee

                                                  Jesse D. Erickson
                                                  Phillip Radlick, Ph.D.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of the end of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

                                                       Number of Securities         Weighted-Average          Number of Securities
                                                       to be Issued upon            Exercise Price of         Remaining Available
                                                      Exercise of Outstanding      Outstanding options,           for Future
                                                       Options, Restricted         Restricted stock             Issuance Under
                                                       Stock Units and                Units and                Equity Compensation
Plan Category (1)                                    Performance Units A         Performance Units B          Compensation Plans
---------------------------------------------------- -----------------------      ---------------------       ---------------------
Equity compensation plans approved by security
holders (2)                                                       7,557,035       $              0.92                    5,900,531
Equity compensation plans not approved by security
holders (3)                                                              --                        --                          --

                                                      ----------------------      ---------------------       ---------------------

Total                                                             7,557,035       $              0.92                    5,900,531

(1) The table does not include information for our employee benefit plans and our subsidiaries intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code and foreign employee benefit plans which are similar to Section 401(a) plans.
(2) Consists of four plans: the 2003 Stock Option Plan, the 1993 Stock Option Plan, the 1997 Director's Stock Option Plan and the 1997 Employee Stock Purchase Plan.
(3) We do not have any equity compensation plan not approved by security holders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2006 by: (1) each person known by us to be a beneficial owner of five percent or more of our Common Stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table set forth herein and (4) all current directors and executive officers as a group.

                                                                                                                      Percent of
                                                                                                   Number               Total
                                                                                                     of                 Shares
Name and Address                                                                                   Shares        Outstanding (1) (2)
-----------------------------------------------------------------------------------------       -----------      -------------------
Gabriel B. Vegh (3) (4)                                                                           1,710,44                    1.68%
Phillip Radlick, Ph.D. (3)                                                                         385,559                       *
Rodolfo C. Quijano, Ph.D., M.D. (3)                                                                120,666                       *
Jesse D. Erickson (3)                                                                              117,666                       *
Lawrence J. Siskind (3)                                                                            116,666                       *
Tina Sim (3)                                                                                            --                       *
Tony Shum (3)                                                                                           --                       *
Robert Cheney (3)                                                                                       --                       *
Victor J. Barajas (3)                                                                              675,228                       *
Eric  K.Y. Chan, Ph.D. (3)                                                                         567,886                       *
All Current directors and executive officers as a group (10 persons) (5)                         3,693,114                   3.63%

----  Less than one percent.
*
(1) Beneficial ownership is determined in accordance with the rules of the SEC. In determining the number of shares beneficially owned by a person, options or warrants to purchase common stock held by that person that are currently exercisable, or become exercisable within 60 days following March 31, 2006, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. We believe that all of the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2) As of March 31, 2006, 101,664,503 shares of common stock were issued and outstanding.
(3) The amounts shown include shares of common stock which may be acquired currently or within 60 days of March 31, 2006 through the exercise of options, as follows: Mr. Vegh, 1,581,302 shares; Dr. Radlick, 385,559 shares; Dr. Quijano, 120,666 shares; Mr. Erickson, 116,666 shares; Mr. Siskind, 116,666 shares; Dr. Chan, 507,866 shares; and Mr. Barajas, 626,825 shares.
(4) Includes 126,141 shares of common stock held by Mr. Vegh and his wife, Kathleen G. Vegh, tenants in common and 3,000 shares held in a retirement account for the benefit of Mr. Vegh's spouse.
(5) Includes 3,455,550 shares of common stock subject to stock options exercisable currently or within 60 days of March 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, we entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., one of our Directors and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the Bay Area. The note bears interest at the minimum Applicable Federal Rate and was due and payable in a single lump sum forty-eight months from the note date. In August 2001, the Board of Directors amended Dr. Radlick's agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of our Board of Directors, (ii) the date when Dr. Radlick sells such residence and (iii) December 16, 2005. As security for the note, Dr. Radlick granted us a security interest in his vested stock options. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. The loan balance is fully reserved as of the end of December 31, 2005.

In June 2000, we entered into a note receivable agreement with William Wheeler, our President and Chief Operating Officer, to facilitate the purchase of a principal residence in the Bay Area. The note calls for an initial payment by us of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate was due and payable in a single lump sum 60 months from the note date. The Board of Directors amended Mr. Wheeler's agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As security for the note, Mr. Wheeler granted us a security interest in his vested stock options. At December 31, 2005, the balance of the loan is approximately $217,531, including approximately $25,031 of accrued interest. The loan balance is fully reserved as of the end of December 31, 2005.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth a summary of the aggregate fees billed to us by our independent registered public accounting firms and principal accountants, for the fiscal years ended December 31, 2005 and December 31, 2004.


                                        2005                       2004
                        -----------------------------------  -----------------

                              MLC               BDO                 BDO
                        ---------------   -----------------  ----------------
Audit (1)               $       25,987    $        257,172   $       221,400
Audit Related (2)                    -                   -                 -
Tax (3)                              -                   -                 -
Miscellaneous (4)                    -                   -                 -
                        ----------------  -----------------  -----------------
Total                    $      25,987    $        257,172   $       221,400
                        ================  =================  =================

--------------------------------------------------------------------------------
(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services normally provided by our principal accounting firm in connection with statutory and regulatory filings or engagements, including registration statements.
(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."
(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. None is provided by our principal accounting firm.
(4) Includes various analysis costs including severance, executive compensation, market, equity practices as well as various consultations.

Pre-Approval Policies and Procedures

Our Audit Committee approves the terms and fees of all audit and permissible non-audit services by our independent registered public accounting firm in advance of the provision of any such services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1)  Financial Statements

Our financial statements are indexed on page F-1.

       (2)  Financial Statement Schedules

All of the information is readily determinable from the Notes to our financial statements or the schedule is not applicable, therefore, the schedules have been omitted

       (3)  Exhibits

See paragraph (b) below.

(b)    Exhibits

3.1 Amended and Restated Certificate of Incorporation of Cardima, Inc. (as incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 31, 2004).

3.2 Bylaws of Cardima, Inc. (as incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

4.11    993 Stock Option Plan, as amended  (Incorporated by reference to Exhibit
10.1 filed with the Company's Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003)

4.2 1997 Directors' Stock Option Plan (Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

4.3 1997 Employee Stock Purchase Plan (Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

4.4 2003 Stock Option Plan (Incorporated by reference to Exhibit 99.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-106922) filed on July 10, 2003).

10.1 Loan Agreement dated August 28, 2005 by and between Apix International Limited and Cardima, Inc. (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2005).

10.2 10% Promissory Note of Cardima, Inc. dated August 26, 2005 (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2005).

10.3 Warrant Agreement to purchase shares of the common stock of Cardima, Inc. dated as of August 28, 2005 (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1,
2005).

10.4 Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.5 Trademark Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.6 Patent Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.7 Patent, Trademark and Copyright Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.8 Loan Facility Term Sheet (as incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

16.1 Letter from Former Accountant dated as of September 22, 2005 (as incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005).

23.1    Consent of Marc Lumer & Company, Independent Auditors.

23.2    Consent of BDO Seidman, LLP, Independent Auditors.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Sarbanes Oxley's Section 302

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2006             CARDIMA, INC.

                              /s/ Gabriel B. Vegh
                              ---------------------
                              Gabriel B. Vegh
                              Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gabriel B. Vegh, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                NAME                                        TITLE                                      DATE
===================================== ========================================================== ===============
/s/ Gabriel B. Vegh                        Chief Executive Officer, Acting Chief Financial         May 5, 2006
----------------------------
    Gabriel B. Vegh                        Officer, Acting Secretary and Chairman
                                           (Principal Executive and Financial Officer)

/s/ Jesse D. Erickson                      Director                                                May 5, 2006
----------------------------
    Jesse D. Erickson

/s/ Rudolfo C. Quijano, M.D.               Director                                                May 5, 2006
----------------------------
    Rudolfo C. Quijano, M.D.

/s/ Phillip Radlick, Ph.D.                 Director                                                May 5, 2006
----------------------------
    Phillip Radlick, Ph.D.

/s/ Lawrence J. Siskind                    Director                                                May 5, 2006
----------------------------
    Lawrence J. Siskind

/s/ John R. Cheney                         Director                                                May 5, 2006
----------------------------
    John R. Cheney

/s/ Tony K. Shum                           Director                                                May 5, 2006
----------------------------
    Tony K. Shum

/s/ Tina Sim                               Director                                                May 5, 2006
----------------------------
    Tina Sim

/s/ Andrew K. Lee                          Director                                                May 5, 2006
----------------------------
    Andrew K. Lee
