Form 10QSB
period 2006-03-31
CARDIMA INC
filed 2006-05-15
CIK 1022570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006

                                       or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ____ Yes __X__ No

     As of April 30, 2006, there were 101,694,503 shares of Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (Check one): ______ Yes __x__ No

================================================================================

                                  CARDIMA, INC.

                                TABLE OF CONTENTS



                           PART I. Financial Information


                                                     Description                                                          Page

Item 1.       Financial Statements (unaudited)                                                                              3
              --------------------------------
              Condensed Balance Sheets as of March 31, 2006 and December 31, 2005                                           3
              -------------------------------------------------------------------
              Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005                         4
              --------------------------------------------------------------------------------------
              Condensed Statement of Cash Flows for the Three Months Ended  March 31, 2006 and 2005                         5
              -------------------------------------------------------------------------------------
              Notes to Condensed Financial Statements                                                                       6
              ---------------------------------------
Item 2.       Management's Discussion and Analysis and Results of Operations                                               10
              ---------------------------------------------------------------
Item 3.       Controls and Procedures                                                                                      13
              -----------------------

                           PART II. Other Information


                                                      Description                                                         Page

Item 1.       Legal Proceedings                                                                                            15
              -----------------
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                  15
              -----------------------------------------------------------
Item 3.       Defaults Upon Senior Securities                                                                              15
              -------------------------------
Item 4.       Submission of Matters to a Vote of Security Holders                                                          15
              ---------------------------------------------------
Item 5.       Other Information                                                                                            15
              -----------------
Item 6.       Exhibits                                                                                                     15
              --------

Signatures                                                                                                                 16

PART I.

ITEM 1.  Financial Statements
                                  CARDIMA, INC.
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                      March 31,           December 31,
                                                                                        2006                 2005
                                                                                    (Unaudited)
                                                                                   --------------        --------------
ASSETS
Current assets:
 Cash and cash equivalents.......................................................  $         230         $         124
 Accounts receivable, net of allowances for doubtful accounts
         of $26 for March 31, 2006 and December 31, 2005.........................            267                   265
 Inventories.....................................................................            246                   387
 Prepaid expenses................................................................            173                   285
 Deferred charges................................................................            347                   304
 Other current assets............................................................             32                    28
                                                                                   --------------        --------------
     Total current assets........................................................          1,295                 1,393
Property and equipment, net......................................................            288                   318
Other assets.....................................................................             35                    35
                                                                                   --------------        --------------
             Total assets                                                          $       1,618         $       1,746
                                                                                   ==============        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Accounts payable................................................................  $         936         $         956
 Accrued compensation............................................................            379                   351
 Warrant liabilities.............................................................          2,846                 1,200
 Other current liabilities.......................................................             39                    42
 Credit obligation...............................................................          4,574                 2,890
 Deferred rent...................................................................             16                    18
 Capital lease obligation - current portion......................................             25                    24
                                                                                   --------------        --------------
        Total current liabilities ...............................................          8,815                 5,481
                                                                                   --------------

Capital lease obligation - noncurrent portion....................................             21                    28
                                                                                   --------------        --------------

Commitments and contingencies (Note 2)

Stockholders' deficiency:
 Common stock, $0.001 par value; 300,000,000 shares authorized, 101,664,503 and
 101,613,658 shares issued and outstanding at
 March 31, 2006 and December 31, 2005, respectively..............................        118,120               117,999
 Accumulated deficit.............................................................       (125,338)             (121,762)
                                                                                   --------------        --------------
     Total stockholders' deficiency..............................................         (7,218)               (3,763)
                                                                                   --------------        --------------
             Total liabilities & stockholders' deficiency                          $       1,618         $       1,746
                                                                                   ==============        ==============

                 See accompanying notes to financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                           March 31,
                                                                            --------------------------------------
                                                                                  2006                 2005
                                                                            -----------------    -----------------

Net sales                                                                   $            384     $            555
Cost of goods sold                                                                       498                  465
                                                                            -----------------    -----------------

         Gross margin (loss)                                                            (114)                  90
                                                                            -----------------    -----------------
Operating expenses:
         Research and development                                                        416                  656
         Selling, general and administrative                                             670                1,720
                                                                            -----------------    -----------------

         .........Total operating expenses                                             1,086                2,376
                                                                            -----------------    -----------------

Operating loss                                                                        (1,200)              (2,286)

Interest expense                                                                      (2,151)                  (2)
Other income and expense                                                                (225)                 259

                                                                            -----------------    -----------------

Net loss                                                                    $         (3,576)    $         (2,029)
                                                                            =================    =================

Basic and diluted net loss per share                                        $          (0.04)    $          (0.02)
                                                                            =================    =================

 Shares used in computing basic and diluted net loss per share                       101,638              101,391
                                                                            =================    =================

                 See accompanying notes to financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 Three months ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                2006            2005
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $   (3,576)    $   (2,029)
Adjustments to reconcile net loss to net cash provided by operations:
     Depreciation and amortization                                                   35            114
     Non-cash stock-based compensation                                              119              1
     Derivative revaluation                                                       1,646            ---
     Allowances for excess and obsolete inventory                                    85            ---
     Other reserves, payroll tax refund                                             ---           (245)

     Non-cash interest (income) charge on notes receivable from officers            ---             (3)
     Changes in operating assets and liabilities:
          Accounts receivable, net                                                   (2)            35
          Inventories, net                                                           56           (136)
          Prepaid expenses                                                          112            (81)
          Other assets                                                              (47)            47
          Accounts payable                                                          (20)           212
          Accrued employee compensation                                              28            105
          Short-term credit obligations                                             729            ---
          Other current liabilities                                                  (9)           ---
          Deferred rent                                                              (2)           (11)
                                                                             -----------    -----------
Net cash used in operating activities                                              (846)        (1,991)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (5)           (85)
                                                                             -----------    -----------
Net cash used in investing activities                                                (5)           (85)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility                          (5)           (71)
Proceed from loan financing                                                         960            ---

Payments of issuance costs                                                          ---            (31)

Net proceeds from sale of common stock                                                2             42
                                                                             -----------    -----------
Net cash provided by financing activities                                           957            (60)
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                106         (2,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      124          3,854
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $      230     $    1,718
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                  $        1     $        2
                                                                             ===========    ===========

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.

     Stock Options Expensed

     Prior to March 2006, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

     In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FASB 123 (R)"), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement required us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company, which has the option to either apply FASB 123 (R) on a modified prospective method or to restate previously issued financial statements, has chosen to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

     In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R), and for the three months ended March 31, 2006 recorded approximately $119,000 in stock compensation expense. If the Company had expensed stock options for the three months ended March 31, 2005, the stock compensation expense would have been approximately $201,000.

     Net Loss Per Common Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

                                            March 31,              December 31,
                                               2006                   2005
                                        -----------------     ------------------

    Warrants.........................         81,169,168             49,369,168
    Stock Options....................          6,374,066              7,557,035
                                        -----------------     ------------------

    Total Warrants and Options......          87,543,234             56,926,203
                                        -----------------     ------------------


2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's significant accounting policies are described in Note 1 to the Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing the Company's interim 2006 condensed financial statements are the same as those described in the Company's annual report. The Company's critical accounting policies are those both having the most impact to the reporting of the Company's financial condition and results, and requiring significant judgments and estimates. The Company's critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

3. DEBT FINANCING TRANSACTIONS

     In August 2005, the Company entered into a $3,000,000 Secured Loan Agreement with Apix International Limited (Apix), which has been fully funded. On February 14, 2006, the Company entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. In addition, the Company and Apix have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. Moreover, the Company has granted Apix a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. Furthermore, upon completion of the full funding under the new loan facility, the Company has granted Apix warrants to purchase an additional 8,000,000 shares of its common stock at an exercise price of $0.06 per share for a term of ten years; (iii) the Company has granted Apix the right to convert the loan principal, interest, facility fees and exit fees into shares of its common stock at a conversion price of $0.06 per share; (iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) the Company agrees to register the shares underlying the loan principal, facility fees, and warrants on a registration statement as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. The Company received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively. In April 2006, Apix provided an additional advance to the Company in the amount of $675,000.

4. CONCENTRATIONS OF RISK

     During the quarter ended March 31, 2006, the Company's net sales to foreign customers increased to 55% of total, with 32% to Asia (Japan), 22% to Europe and 1% to others. During the quarter ended March 31, 2005, net sales to foreign customers were 52%, with 39% to Asia (Japan), 13% to Europe. The Company's net sales by country in the quarter ending March 31, 2006 was 45% to US and 32% to Japan and for the same quarter in 2005, the net sales by country was 48% to US, 39% to Japan.

     During the quarter ended March 31, 2006, revenues to one customer comprised 32.5% of the company's total net product sales. During the quarter ending March 31, 2005, one customer comprised 39.4% of the company's total net product sales.

5.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                      March 31,              December 31,
                                        2006                     2005
                                   ---------------          --------------
         Raw materials             $           97           $          90
         Work-in-process                       55                     101
         Finished goods                        94                     196
                                   ---------------          --------------
                                              246                     387
                                   ===============          ==============

     Inventories shown above are net of allowances for excess and obsolete inventory of $748,000 and $663,000 at March 31, 2006 and December 31, 2005, respectively. The Company provides allowances for: (i) inventory which is slow moving, (ii) inventory with expiring shelf life, and (iii) inventory that has become obsolete as a result of technological advancements.

6. SHORT-TERM CREDIT OBLIGATIONS

     The Company had the following short-term credit obligations outstanding:

                                      March 31, 2006         December 31, 2005
                                      --------------         -----------------

Apix Loan                             $   3,660,000          $      2,700,000

Apix Loan Fees                            1,715,000                 1,035,000

Apix Loan Accrued Interest                  147,395                    70,014

Insurance Financing                               -                    47,475
                                      --------------         -----------------
                                      $   5,522,395          $      3,852,488


Less: Notes Discount                       (947,827)                 (961,957)
                                      --------------         -----------------
                                      $   4,574,568          $      2,890,532
                                      ==============         =================

7. WARRANT LIABILITIES

     The Company had the following warrant liabilities outstanding:

                             Total             Value at                  Value at              Value at
                             -----             ---------                 --------              --------
                         Warrant Shares        Inception              March 31, 2006       December 31, 2005
                         --------------        ---------             ----------------      -----------------


August 2005 Loan             30,000,000    $     3,000,000           $     1,377,000      $       1,200,000
February 2006 Loan           31,800,000    $     1,469,160           $     1,421,740      $               -
                                                                     ---------------------------------------
                                                                     $     2,846,160      $       1,200,000
                                                                     =======================================

8. SUBSEQUENT EVENTS

     In May 2006, the Company received notification from the Labor Commissioner of the State of California that penalties of $24,000 to be former employees pursuant to California Labor Code Section 203 have been assessed against the Company. The Company disputes the penalties and plans to defend against them.



ITEM 2. Management's Discussion and Analysis and Results of Operations

Forward Looking Statements

     The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as

"may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue", the negative of the terms or other comparable terminology. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

Overview

     We are a publicly traded company headquartered in Fremont, California. Our stock is quoted on the Over-The-Counter Bulletin Board under the symbol "CRDM". Since our incorporation in November 1992, we have developed, produced and sold a variety of micro-catheters designed for the diagnosis and treatment of the two most common forms of cardiac arrhythmias: atrial fibrillation (AF) and ventricular tachycardia (VT). Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation (AF), including our REVELATION(R) Tx microcatheter for use in the Electrophysiology (EP) market, and our Surgical Ablation System (SAS) for use in the surgical market.

     In January 2003, the US Food and Drug Administration (FDA) approved the commercialization of our SAS for use in ablating cardiac tissue during cardiac surgery. Currently we do not plan to market the SAS ourselves, and are seeking to sell or otherwise consummate a strategic transaction for this system.

     In May 2004, we received a letter from the FDA, stating that our amended Pre-Market Approval (PMA) application for the REVELATION Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. In June 2005, we met with the FDA's Center for Devices and Radiological Health to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. No conclusions were reached at the end of the meeting, but both parties agreed to continue the dialog. The parties have not set a date for a follow-up meeting. Obtaining FDA approval in the United States of the REVELATION(R) Tx micro-catheter system for the treatment of AF remains one of our highest priorities.

     We had cash of approximately $230,000 as of March 31, 2006. From August 2005 to March 2006, Apix has provided loan financing to us in the amount of $3,660,000. In April 2006, Apix made an additional advance to us in the amount of $675,000.. Our management estimates that our cash balance as of March 31, 2006 is inadequate to meet our cash requirements beyond May 31, 2006. As a result, our management recognizes that we will require additional financing proceeds in order to sustain our operations beyond May 31, 2006. However, there can be no assurance that we will be successful in obtaining additional financing proceeds. If additional financing proceeds are obtained, there can be no assurance that its terms and conditions will not be unfavorable to us. Any failure by us to obtain additional funding will have a material adverse effect on our business, and will likely result in our inability to continue as a going concern. In its opinion accompanying our December 31, 2005 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty.

Results Of Operations - Three Months Ended March 31, 2006 and 2005

Net Sales

     Net sales for the quarter ended March 31, 2006 decreased 31% to $384,000 from $555,000 for the same period in 2005. The decrease in net sales is primarily attributable to the limited manufacturing capacity caused by the company-wide furlough instituted in June 2005. Regionally, net sales in the United States decreased 35% or $94,000 to $174,000 in the first quarter of 2006 from $268,000 for the same period in 2005. This was due primarily to the termination of our U.S. sales force in August 2005. Net sales in our Japan/Asia region decreased 43% to $125,000 in the first quarter of 2006 from $219,000 for the same period in 2005 while net sales in our Europe region increased $14,000 or 21% to $82,000 in the first quarter of 2006, from $68,000 for in the comparable period of 2005. These changes were basically due to management's decision to shift its shipment priority from Asia to Europe in this quarter.

Cost of Goods Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended March 31, 2006 increased 7%, or $33,000, to $498,000 from $465,000 for the same period in 2005. Cost of goods sold as a percentage of net sales increased by 55%, from 84% to 130%, for the three months ended March 31, 2006 as compared to the same period of the prior year. The increase in the cost of goods sold as a percentage of net sales was due to: (i) products selling at low and below cost margins and (ii) the charge of $85,000 allowance for excess and obsolete inventory per the Company policy in the quarter ended March 31, 2006, as compared to no charge for the comparable period in 2005.

Research and Development Expenses

     Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended March 31, 2006 decreased 37%, to $416,000 from $656,000, for the same period in 2005. This decrease is primarily attributable to declining revenue. The Company's research and development staff has decreased from 11 employees at March 31, 2005 to four employees at March 31, 2006. .

Selling, Marketing, General and Administrative Expenses

     Selling, marketing, general and administrative expenses for the quarter ended March 31, 2006 decreased $1,050,000, or 61%, to $670,000 from $1,720,000 for the same period in 2005. Selling expenses for the three months ended March 31, 2006 decreased $161,000, or 70%, to $68,000 from $229,000 for the same period in 2005. Marketing expenses for the first three months of 2006 also decreased 70%, or $88,000, to $37,000 from $125,000 for the same period in 2005. The decrease was primarily due to the company-wide furlough instituted in June 2005. General and administrative expenses for the first three months of 2006 decreased by $837,000, or 62%, to $514,000 from $1,351,000 for the first three months of 2005. This decrease was mainly due to the headcount reduction in August 2005 and offsetting partially the stock-based compensation expense of $119,000 with the adoption of FASB 123(R) in the first quarter of 2006. In addition, there was a $255,000 charge relating to the implementation of a Sarbanes-Oxley Act compliance program in the first quarter in 2005. There was no such charge in the same period in 2006.

Interest Expense

     Interest expense for the quarter ended March 31, 2006 increased approximately $2,149,000 to $2,151,000 from $2,000 for the same period in 2005. The increase was primarily due to (i) Apix loan interest of $77,000, (ii) Apix February 2006 loan fees amortization of $333,000, (iii) Apix August 2005 loan fees amortization of $304,000, and (iv) Apix warrant-related loan discount amortization of $1,436,000.

Liquidity and Capital Resources

     We had cash of approximately $230,000 as of March 31, 2006. Our management estimates that our financial resources will be sufficient to sustain our operations until May 31, 2006. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions will not be unfavorable to us. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. Our independent registered public accountants have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

     Net cash used in operating activities for the first three months of 2006 was approximately $846,000, compared to the net cash used of $1,991,000 for the first three months of 2005. The decrease was primarily due to lower operating expenses. Net cash used in investing activities was approximately $5,000 in the first three months of 2006 related to the capital expenditures of property and equipment, as compared to $85,000 for the same period in 2005. Net cash provided by financing activities was approximately $957,000 for the first three months of 2006, compared to net cash used of $60,000 for the same period in 2005. This change was primarily due to the loan proceeds received from Apix.

     We have financed our operations to date principally through: (i) private placements of equity securities, which have resulted in net proceeds of approximately $117,177,000 through December 31, 2004, (ii) the initial public offering of our common stock in June 1997, which resulted in net proceeds of approximately $13,600,000, together with interest income on such proceeds,
(iii)_borrowings under a $3,000,000 line of credit, (iv) sale of certain of our non-core patents to Medtronic, Inc. for $8,000,000, and (v) equipment leases to finance certain capital equipment which have provided proceeds in the amount of $4,700,000.

     During 2005, we entered into a loan facility term sheet with Apix, which provided us a $3 million loan financing (the "Original Loan Facility"). On February 14, 2006, we entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at a stated interest rate of 10% per annum (the "New Loan Facility"). We received funding under the New Loan Facility of $200,000 and $460,000 in February and March 2006, respectively. In April 2006, Apix provided an additional advance to the Company in the amount of $675,000.

     Pursuant to the Original Loan Facility, the Company issued a warrant to the Lender to purchase 30,000,000 shares of the Company's common stock at an exercise price of $0.10 per share (the "Original Warrant"). Pursuant to the New Loan Facility, the exercise price of the Original Warrant has been adjusted to $0.06 per share. In addition, the Company has granted the Lender a new warrant to purchase 31,800,000 shares of the Company's common stock at an exercise price of $0.06 per share for a term of ten years. In addition to the new warrants and the reduction in the exercise price of the old warrants, the Company also agreed to pay Apix increased fees in the amount of $680,000. The Company has also granted Apix the right to convert the loan principal, interest, facility fees and exit fees into shares of the Company's common stock at a conversion price of $0.06 per share.


ITEM 3.       CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

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

     While management believes progress had been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this area will continue through the fiscal year of 2006.

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


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company has been subject to certain legal proceedings and claims that arose in the ordinary course of business. The Company currently is a party to various legal proceedings and claims, including claims from private placements agents in conjunction with private placements. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse event on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time. However, as further explained in Note 8 to the financial statements, the Company has been ordered by the Labor Commissioner of the State of California to pay penalties to several former employees in the aggregate amount of $24,000. The Company disputes the penalties and plans to defend against them.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3.   Defaults Upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of the Security Holders

     None.

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits


    10.1 Loan Facility Term Sheet with Apix International (as incorporated by reference to Form 8-K filed on February 21, 2006).

    31.1  Certification  of the Chief  Executive  Officer  and  Chief  Financial
          Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

    32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Cardima furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  CARDIMA, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 15, 2006             CARDIMA, INC.



                                 /s/ Gabriel B. Vegh
                                 ---------------------
                                 Gabriel B. Vegh
                                 Chairman, Chief Executive Officer and Acting Chief Financial Officer
                                 (Principal Executive and Financial Officer)