Form 10QSB
period 2006-06-30
CARDIMA INC
filed 2006-08-14
CIK 1022570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006

                                       or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     As of August 10, 2006, there were 101,694,503 shares of Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                                  CARDIMA, INC.

                                TABLE OF CONTENTS



                          PART I. Financial Information


                                Description                                                                  Page

Item 1.      Financial Statements (unaudited)                                                                  3

             Condensed Balance Sheets as of June 30, 2006 and December 31, 2005                                3

             Condensed Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005     4-5

             Condensed Statements of Cash Flows for the Six Months Ended  June 30, 2006 and 2005               6

             Notes to Condensed Financial Statements                                                           7

Item 2.      Management's Discussion and Analysis and Results of Operations                                   12

Item 3.      Controls and Procedures                                                                          16

                           PART II. Other Information


                                Description                                                                  Page

Item 1.      Legal Proceedings                                                                                17

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                      17

Item 3.      Defaults Upon Senior Securities                                                                  17

Item 4.      Submission of Matters to a Vote of Security Holders                                              17

Item 5.      Other Information                                                                                17

Item 6.      Exhibits                                                                                         17


Signatures                                                                                                    18

PART I.
ITEM 1.  Financial Statements
                                  CARDIMA, INC.
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                                   June 30,       December 31
                                                                                                     2006            2005
                                                                                                 (Unaudited)       (Audited)
                                                                                               -------------    --------------
ASSETS
Current assets:
          Cash and cash equivalents.............................................               $         692    $          124
          Accounts receivable, net of allowances for doubtful accounts
                    of $13 for June 30, 2006 and $26 December 31, 2005..........                         163               265
          Inventories...........................................................                         201               387
          Prepaid expenses......................................................                         125               285
          Deferred charges......................................................                           -               304
          Other current assets..................................................                          10                28
                                                                                               -------------    --------------
Total current assets                                                                                   1,191             1,393

Property and equipment, net.....................................................                         279               318
Other assets.....................................................................                         35                35
                                                                                               -------------    --------------
Total assets                                                                                   $       1,505    $        1,746
                                                                                               =============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
          Accounts payable......................................................               $         710    $          956
          Accrued compensation..................................................                         351               351
          Warrant liabilities...................................................                       5,327             1,200
          Credit Obligation.....................................................                       7,214             2,890
          Deferred rent.........................................................                          13                18
          Capital lease - current portion.......................................                          20                24
          Other current liabilities.............................................                          40                42
                                                                                               -------------    --------------
Total current liabilities                                                                             13,675             5,481


Capital lease - noncurrent portion..............................................                          33                28

Commitments and contingencies

Stockholders' deficiency:
          Common stock, $0.001 par value, 300,000,000 shares authorized,
          101,694,503 and 101,613,658 shares issued and outstanding at
          June 30, 2006 and December 31, 2005, respectively.....................                     118,216           117,999
          Accumulated deficit...................................................                    (130,419)         (121,762)
                                                                                               -------------    --------------
Total stockholders' deficiency                                                                       (12,203)           (3,763)
                                                                                               -------------    ---------------
Total liabilities and stockholders' deficiency                                                 $       1,505    $        1,746
                                                                                               =============    ==============

                 See accompanying notes to financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                           Three months
                                                                                           ended June 30,
                                                                                       2006            2005
                                                                                       ----            ----
Net sales.......................................................................   $     335         $     510

Cost of goods sold..............................................................         440               744
                                                                                  ----------       -----------
          Gross loss                                                               $    (105)        $    (234)
                                                                                  ----------       -----------

Operating expenses:

          Research and development..........................................             374               758
          Selling, general and administrative................................            709             1,319

          Impairment of long-lived assets....................................              -                46
                                                                                  ----------       -----------

Total operating expenses                                                               1,083             2,123
                                                                                  ----------       -----------


Operating loss                                                                        (1,188)           (2,357)


Interest expense................................................................      (1,412)             (497)

Interest income.................................................................           -                 4

Other income and (expense)......................................................      (2,481)                -
                                                                                  ----------       -----------
Net loss                                                                           $  (5,081)        $  (2,850)
                                                                                  ==========       ===========


Basic and diluted net loss per share                                               $   (0.05)        $   (0.03)


Shares used in computing basic and diluted net loss per share                        101,688           101,438

                 See accompanying notes to financial statements.

                                  CARDIMA, INC.
                        STATEMENTS OF OPERATIONS (Con't)
                         (In thousands, except per share
                                    amounts)
                                   (Unaudited)

                                                                                                Six Months
                                                                                               ended June 30,

                                                                                           2006                  2005
                                                                                           ----                  ----
Net sales...................................................................             $    719              $  1,065

Cost of goods sold..........................................................                  938                 1,188
                                                                                         --------              --------
          Gross loss                                                                     $   (219)             $   (123)
                                                                                         --------              --------
Operating expenses:

          Research and development..........................................                  790                 1,400

          Selling, general and administrative...............................                1,379                 3,016

          Impairment of long-lived assets...................................                    -                   404
                                                                                         --------              --------
Total operating expenses                                                                    2,169                 4,820
                                                                                         --------              --------

Operating loss                                                                             (2,388)               (4,943)


Interest expense................................................................           (3,563)                 (499)

Interest income..................................................................               -                   263

Other income and (expense)..................................................               (2,706)                    -
                                                                                         --------              --------
Net loss                                                                               $   (8,657)             $ (5,179)
                                                                                       ==========              ========


Basic and diluted net loss per share                                                   $    (0.09)             $  (0.05)

Shares used in computing basic and diluted net loss per share                             101,666               101,438

                 See accompanying notes to financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                                Six months
                                                                                                  ended
                                                                                                 June 30,
                                                                                        2006                  2005
                                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $  (8,657)           $  (5,179)
Adjustments to reconcile net loss to net cash used in operations:

     Depreciation and amortization                                                            62                   61
     Non-cash stock-based compensation                                                       215                    1
     Impairment of long-lived assets                                                           -                  404
     Warrant liability valuation                                                           4,127                    -
     Write-off of payroll tax refund liability                                                 -                 (245)
     Allowance for excess and obsolete inventory                                              97                  133
     Allowance for doubtful accounts                                                         (13)                   -
     Loss on disposal of assets                                                                7                    -
     Non-cash interest (income) charge on notes receivable from officers                       -                   (7)
     Reserve on notes receivable from officers                                                 -                  300
     Changes in operating assets and liabilities:
          Accounts receivable                                                                115                  110
          Inventories                                                                         89                    9
          Prepaid expenses                                                                   160                   (5)
          Deferred charges                                                                   304                    -
          Other assets                                                                        18                   32
          Accounts payable                                                                  (246)                 604
          Accrued compensation                                                                 -                  (41)
          Accrued interest and loan fees                                                   1,789                    -
          Other current liabilities                                                           (2)                  (1)
          Deferred rent                                                                       (5)                 (23)
                                                                                      ----------           ----------

Net cash used in operating activities                                                     (1,940)              (3,847)
                                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment                                                                       (18)                (103)
                                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Apix loan                                                                    2,535                    -
Principal payments under capital leases                                                      (11)                (185)
Proceeds from Agility loan and accrual of exit fee                                             -                  750
Payment of Agility loan and partial exit fee                                                   -                 (456)
Payments of issuance costs                                                                     -                  (31)
Net proceeds from sale of common stock                                                         2                   41
                                                                                      ----------           ----------
Net cash provided by financing activities                                                  2,526                  119
                                                                                      ----------           ----------
NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS                                        568
                                                                                                               (3,831)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               124                3,854
                                                                                      ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     692            $      23
                                                                                      ==========           ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                            $       2            $      2
                                                                                      ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITY
     Property and equipment acquired via capital lease obligations                     $      37            $      -
                                                                                      ==========           ==========

                See accompanying notes to financial statements.

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

     Reclassification of Previously Reported Financial Results

     Certain reclassifications have been made to our previously reported quarterly financial statements in order to conform to the presentation of our audited annual financial statements. After analysis studies were performed to properly reflect our costs of goods sold, the impairment of inventory charge was reclassified from operating expenses to costs of goods sold. The reclassifications had the following effects on prior reported results of operations:

                                    Three months ended    Six months ended
                                        30-Jun-05            30-Jun-05

Costs of goods sold

Original filing                      $         611        $         1,055
Change                                         133                    133
                                    ---------------     ------------------
Restated cost of goods sold          $         744        $         1,188

Impairment of inventory

Original filing                      $         133        $           133
Change                                        (133)                  (133)
                                    ---------------     ------------------
Restated impairment of inventory     $           1        $             1

     Stock Options Expensed

     Prior to January 2006, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

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

     In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R), and for the six months ended June 30, 2006 recorded approximately $213,000 in stock compensation expense. If the Company had expensed stock options for the six months ended June 30, 2005, the stock compensation expense would have been approximately $398,000.

     Net Loss Per Common Share

     Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. Excluded common stock equivalent shares included the following:

                                         June 30,          December 31,
                                           2006                2005
                                      ----------------    -----------------

  Warrants............................      80,944,168           49,369,168
  Stock Options.......................       6,150,772            7,557,035
                                      ----------------    -----------------

  Total Warrants and Options..........      87,094,940           56,926,203
                                      ----------------    -----------------

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

     On May 18, 2006, the Company was not able to repay this Apix loan. The Company's failure to repay the principal and interest by the maturity date constituted an event of default pursuant to the loan agreement. To secure the repayment of principal and interest to Apix under the loan agreement, the Company entered into a (i) Security Agreement, (ii) Trademark Security Agreement, (iii) Patent Security Agreement, and (iv) Patent, Trademark and Copyright Security Agreement with Apix, granting Apix a first priority security interest in all of the Company's assets and intellectual property now owned or hereafter acquired. Apix's remedies upon default of the loan agreement include taking possession and selling the collateral, the occurrence of which would cause the Company to cease its operations indefinitely.

     The Company has not received a notice of default from Apix, nor has Apix indicated to the Company that it intends to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March of 2006, Apix has made additional advances in the amount of $1,575,000 through June 30, 2006 and $675,000 through August 10, 2006. The terms of these advances have not been finalized yet.

4. CONCENTRATIONS OF RISK

     During the quarter ended June 30, 2006, the Company's net sales to foreign customers decreased to 53% of total, with 36% to Asia (Japan), 16% to Europe and 1% to others. During the quarter ended June 30, 2005, net sales to foreign customers were 59%, with 47% to Asia (Japan), 12% to Europe. The Company's net sales by country in the quarter ending June 30, 2006 was 47% to US and 36% to Japan and for the same quarter in 2005, the net sales by country were 41% to US, 47% to Japan.

     During the first six months of 2006, the Company's net sales to foreign customers slightly decreased to 54% of total net sales, with 34% to Asia (Japan), 19% to Europe and 1% to others. During the six months ended June 30, 2005, net sales to foreign customers were 55% of total net sales, with 43% to Asia (Japan) and 12% to Europe. The Company's net sales by the top two countries in the first six months ending June 30, 2006 were 46% to US and 34% to Japan and for the same six months in 2005, the net sales by the top two countries were 45% to US and 43% to Japan.

     During the quarter ended June 30, 2006, net revenues to one customer comprised 36% of the Company's total net product sales. During the quarter ending June 30, 2005, one customer comprised 47% of the Company's total net product sales.

     During the first six months of 2006, net revenues to one customer comprised 34% of the Company's total net product sales. This is a decrease from the first six months of 2005 when one customer comprised 43% of the Company's total net product sales.

5.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                                     June 30,                 December 31,
                                       2006                       2005
                                --------------------       --------------------
         Raw materials             $        121               $        90
         Work-in-process                    42                        101
         Finished goods                     38                        196
                                --------------------       --------------------
                                   $       201                $       387
                                ====================       ====================

     Inventories shown above are net of allowances for excess and obsolete inventory of $760,000 and $663,000 at June 30, 2006 and December 31, 2005, respectively. The Company provides allowances for: (i) inventory which is slow moving, (ii) inventory with expiring shelf life, and (iii) inventory that has become obsolete as a result of technological advancements. The Company also adjusts inventory to the lower of cost or market.


6. SHORT-TERM CREDIT OBLIGATIONS

     The Company had the following short-term credit obligations outstanding:

                                      June 30, 2006      December 31, 2005
                                      -------------      -----------------

Apix Loan                              $ 5,235,000         $ 2,700,000

Apix Loan Fees                           1,715,000           1,035,000

Apix Loan Accrued Interest                 263,534              70,014

Insurance Financing                              -              47,475
                                       -----------         -----------
                                       $ 7,213,534         $ 3,852,488

Less: Notes Discount                             -            (961,957)
                                       -----------         -----------
                                       $ 7,213,534         $ 2,890,532
                                       ===========         ===========

7. WARRANT LIABILITIES

     The Company had the following warrant liabilities outstanding:

                             Total             Value at          Value at          Value at
                             -----             ---------         --------          --------
                         Warrant Shares        Inception       June 30, 2006    December 31, 2005
                         --------------     --------------     --------------    --------------
August 2005 Loan            30,000,000      $    3,000,000     $    2,583,000    $    1,200,000


February 2006 Loan            31,800,000    $    1,421,740     $    2,744,340    $            -
                                                               --------------------------------
                                                               $    5,327,340    $    1,200,000
                                                               ================================

8. OTHER EXPENSES

     The other expenses were related to the re-valuation of the warrant liability from the Apix loan. The Company used the Black-Scholes valuation model to re-value the warrants at each balance sheet date and recorded the expenses based on the following:

                   Warrant Granted      FMV     Strike Price Life (years)  Interest Rate Volatility  Change in Value

Q1 2006          August 2005         $   0.048  $     0.060           9.92          4.73%      128% $          47,420
                 February 2006       $   0.048  $     0.060           9.42          4.73%      128% $         177,000
                 ------------------------------------------------------------------------------------------------------
Q1 2006 Total                                                                                       $         224,420

Q2 2006          August 2005         $   0.087  $     0.060           9.67          5.08%      160% $      1,275,180
                 February 2006       $   0.087  $     0.060           9.17          5.08%      160% $      1,206,000
                 ------------------------------------------------------------------------------------------------------
Q2 2006 Total                                                                                       $      2,481,180

                 ------------------------------------------------------------------------------------------------------
YTD Total                                                                                           $      2,705,600
                                                                                                   ====================

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

Overview

     We are a publicly traded company headquartered in Fremont, California. Our stock is quoted on the Over-The-Counter Bulletin Board under the symbol "CRDM". Since our incorporation in November 1992, we have developed, produced and sold a variety of micro-catheters designed for the diagnosis and treatment of the two most common forms of cardiac arrhythmias: atrial fibrillation (AF) and ventricular tachycardia (VT). Since 2001, however, our efforts have primarily focused on developing differentiated products that diagnose and treat AF, including our REVELATION(R) Tx microcatheter for use in the Electrophysiology
(EP) market, and our Surgical Ablation System (SAS) for use in the surgical market.

     In January 2003, the US Food and Drug Administration (FDA) approved the commercialization of our SAS for use in ablating cardiac tissue during cardiac surgery. Currently we do not plan to market the SAS ourselves, and are seeking to sell or otherwise consummate a strategic transaction for this system.

     In May 2004, we received a letter from the FDA, stating that our amended Pre-Market Approval (PMA) application for the REVELATION(R) Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations.

     In June 2005, we met with the FDA's Center for Devices and Radiological Health to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF.

     On June 16, 2005, our lender, Agility Capital LLC, notified us that in its view, an event of default had occurred and that all amounts outstanding were then due and payable. The lender then swept our bank accounts. On June 17, 2005, our cash balances were insufficient to continue operations and all of our employees were placed on indefinite furlough in order to conserve cash. On August 12, 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix). On August 15, 2005, we re-hired certain furloughed employees and resumed operations in a reduced capacity.

     In May 2006, the FDA granted 510(k) marketing clearance for the new Cardima Ablation System, which ablates cardiac tissue during heart surgery using radio frequency (RF) energy. The system is expected to be used primarily by surgeons performing cardiac surgery using standard hospital laparoscopic as well as thorascopic techniques.

     In July 2006, the FDA granted a review of the scientific dispute underlying the FDA's refusal to approve our PMA for the REVELATION(R) Tx micro-catheter System. The review will be conducted by the FDA's Medical Devices Dispute Resolution Panel and is expected to take place in either the fourth quarter of this fiscal year or the first quarter of fiscal year 2007. Obtaining FDA approval in the United States of the REVELATION(R) Tx micro-catheter system for the treatment of AF remains one of our highest priorities.

Results Of Operations - Three and Six Months Ended June 30, 2006 and 2005

Net Sales

     Net sales for the quarter ended June 30, 2006 decreased 34% to $335,000 from $510,000 for the same period in 2005. The decrease in net sales is primarily attributable to the limited manufacturing capacity caused by the company-wide furlough instituted from June 2005 until August 15, 2005, when we re-hired certain furloughed employees and resumed operations in a reduced capacity. Regionally, net sales in the North America decreased 24% to $164,000 in the first quarter of 2006 from $208,000 for the same period in 2005. This was due primarily to the termination of our U.S. sales force in August 2005. Net sales in our Japan/Asia region decreased 50% to $119,000 in the second quarter of 2006 from $239,000 for the same period in 2005 while net sales in our European region decreased 17% to $52,000 in the second quarter of 2006, from $63,000 in the comparable period of 2005. These decreases were due to the limited manufacturing capacity discussed above.

     Net sales for the six months ended June 30, 2006 decreased 33% to $719,000 from $1,065,000 for the same period in 2005. By region, net sales in the North America decreased 30% to $341,000 for the six months ended June 30, 2006 from $476,000 for the same period in 2005. European net sales slightly increased by 3% to $135,000 for the six months ended June 30, 2006 from $131,000 for the same period in 2005. Net sales in our Japan/Asia region decreased 47% to $243,000 for the six months ended June 30, 2006 from $458,000 for the same period in 2005. All these decreases were primarily the result of: (i) the termination of our U.S. sales force in 2005 and (ii) the limited manufacturing capacity caused by the June 2005 furlough.

Cost of Goods Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended June 30, 2006 decreased 41% to $440,000 from $744,000 for the same period in 2005. Cost of goods sold for the six months ended June 30, 2006 decreased 21% to $938,000 from $1,188,000 for the same period in 2005.

     Cost of goods sold as a percentage of net sales decreased by 10%, from 146% to 131%, for the three months ended June 30, 2006 as compared to the same period of the prior year. Cost of goods sold as a percentage of net sales increased by 17%, from 112% to 131%, for the six months ended June 30, 2006 as compared to the same period of the prior year. The increase in the cost of goods sold as a percentage of net sales for the six months ended June 30, 2006 was primarily due to some products being sold at low and below cost margins.

Research and Development Expenses

     Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended June 30, 2006 decreased 51%, to $374,000 from $758,000, for the same period in 2005. Total research and development expenses for the six months ended June 30, 2006 decreased 44%, to $790,000 from $1,400,000 for the same period in 2005. These decreases were primarily attributable to the headcount reduction in August 2005. The Company's research and development staff decreased from eleven employees at June 30, 2005 to four employees at June 30, 2006.

Selling, Marketing, General and Administrative Expenses

     Total selling, marketing, general and administrative expenses for the quarter ended June 30, 2006 decreased 46%, to $709,000 from $1,319,000 for the same period in 2005. Selling expenses for the three months ended June 30, 2006 decreased 69%, to $60,000 from $192,000 for the same period in 2005. Marketing expenses for the three months ended June 30, 2006 also decreased 52%, to $49,000 from $103,000 for the same period in 2005. General and administrative expenses for the quarter ended June 30, 2006 decreased by 62%, to $600,000 from $1,024,000 for the same period in 2005. This decrease was mainly due to the headcount reduction in August 2005 and offsetting partially the stock-based compensation expense of $94,000 for the three months ended June 30, 2006 with the adoption of FASB 123(R) in fiscal year 2006.

     Total selling, marketing, general and administrative expenses for the six months ended June 30, 2006 decreased 54%, to $1,379,000 from $3,016,000 for the same period in 2005. Selling expenses for the six months ended June 30, 2006 decreased 70%, to $128,000 from $421,000 for the same period in 2005. Marketing expenses for the six months ended June 30, 2006 also decreased 60%, to $87,000 from $220,000 for the same period in 2005. General and administrative expenses for the six months ended June 30, 2006 decreased 51%, to $1,163,000 to $2,375,000 for the same period in 2005. The decrease was primarily due to the company-wide furlough instituted in June 2005 and offsetting partially the stock-based compensation expense of $213,000 for the six months ended June 30, 2006 with the adoption of FASB 123(R) in fiscal year 2006. In addition, there was a $255,000 charge relating to the implementation of a Sarbanes-Oxley Act compliance program in the first six months in 2005. There was no such charge in the same period in 2006.


Interest Expense

     Interest expense for the quarter ended June 30, 2006 increased 284%, to $1,412,000 from $497,000 for the same period in 2005. The expense was attributable to: (i) Capital lease interest of $1,000, (ii) Apix loan interest of $116,000, (iii) Apix loan fees amortization of $347,000, and (iv) Apix warrant-related loan discount amortization of $948,000.

     Interest expense for the six months ended June 30, 2006 increased 714%, to $3,563,000 from $499,000 for the same period in 2005. The expense was attributable to: (i) Capital lease interest of $2,000, (ii) Apix loan interest of $193,000, (iii) Apix loan fees amortization of $984,000, and (iv) Apix warrant-related loan discount amortization of $2,384,000.

Other Expenses

     Other expenses for the quarter and for the six months ended June 30, 2006 was $2,481,000 and $2,706,000, respectively. These expenses were related to the revaluation of the Apix warrants. There was no such charge in the same periods in 2005.

Liquidity and Capital Resources

     We had cash of approximately $692,000 as of June 30, 2006. Our management estimates that our financial resources will be sufficient to sustain our operations until August 31, 2006. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions will not be favorable to us. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment. In its opinion accompanying our December 31, 2005 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty.

     Net cash used in operating activities for the first six months of 2006 was approximately $1,940,000, compared to the net cash used of $3,847,000 for the first six months of 2005. The decrease was primarily due to lower operating expenses. Net cash used in investing activities was approximately $18,000 in the first six months of 2006 related to the capital expenditures of property and equipment, as compared to $103,000 for the same period in 2005. Net cash provided by financing activities was approximately $2,526,000 for the first six months of 2006, compared to net cash provided of $119,000 for the same period in 2005. This change was primarily due to the loan proceeds and advances received from Apix.

     We have financed our operations to date principally through: (i) private placements of equity securities, (ii) the initial public offering of our common stock in June 1997, (iii) borrowings under a line of credit, (iv) sale of certain of our non-core patents to Medtronic, Inc., and (v) equipment leases to finance certain capital equipments.

     During 2005, we entered into a loan facility term sheet with Apix, which provided us a $3 million loan financing. On February 14, 2006, we entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at a stated interest rate of 10% per annum. We received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively. Even though we were not able to repay the loan at the due date, Apix continues to provide additional advance to the Company in the amount of $1,575,000 through June 30, 2006 and $675,000 through August 10, 2006.

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

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. This conclusion is based on the following development:

     o The existence of comments issued by the reviewing staff of the Securities and Exchange Commission relating to disclosure and classification issues in the Company's Annual and Periodic filings, which comments have not been fully resolved

     Notwithstanding the foregoing, as previously disclosed, the Company has taken the following steps to improve its disclosure controls and procedures:

     o In October, 2005, the Company hired Chris Mak to serve as its new Controller;
     o In October, 2005, the Company hired Jim Pardee to serve as a finance and accounting consultant.

     While management believes progress has been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this area will continue through the fiscal year of 2006.

     In addition, the Company has adopted a procedure, not implemented yet, to ensure that new accounting standards are reviewed and applied correctly. Under this procedure, the Company's Controller will monitor the release of new accounting standards. Once the Controller becomes aware of a new accounting standard, he will present the new standard to members of the Audit Committee and schedule a meeting with members of the Audit Committee to discuss the application of the new standard to the Company. Thereafter, once a determination concerning the application of a new standard has been made, the Company will present its determination to its auditor for review and comment.

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

     The Company has been subject to certain legal proceedings and claims that arose in the ordinary course of business. The Company currently is a party to various legal proceedings and claims. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse event on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position. An estimate of potential loss from pending proceedings cannot be made at this time. However, in May 2006, the Company received notification from the Labor Commissioner of the State of California that penalties of $24,000 to be former employees pursuant to California Labor Code
Section 203 have been assessed against the Company. The Company disputed the penalties and has filed an appeal to the Superior Court, Alameda County, State of California on May 19, 2006.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         None.

ITEM 3.     Defaults Upon Senior Securities

     Pursuant to the Company's secured loan agreement with Apix, the Company was required to repay the principal and interest underlying the loan by May 18, 2006. The Company's failure to repay the principal and interest by the maturity date constitutes an event of default pursuant to the loan agreement.

     To secure the repayment of principal and interest to Apix under the loan agreement, the Company entered into a (i) Security Agreement, (ii) Trademark Security Agreement, (iii) Patent Security Agreement, and (iv) Patent, Trademark and Copyright Security Agreement with Apix, granting Apix a first priority security interest in all of the Company's assets and intellectual property now owned or hereafter acquired. Apix's remedies upon default of the loan agreement include taking possession and selling the collateral, the occurrence of which would cause the Company to cease its operations indefinitely.

     The Company has not received a notice of default from Apix, nor has Apix indicated to the Company that it intends to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March of 2006, Apix has made additional advances in the amount of $1,575,000 through June 30, 2006 and $675,000 through August 10, 2006. The terms of these advances have not been finalized yet.

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


DATE:  August 14, 2006               CARDIMA, INC.



                                     /s/ Gabriel B. Vegh
                                     -------------------
                                     Gabriel B. Vegh
                                     Chairman, Chief Executive Officer and
                                     Acting Chief Financial Officer
                                    (Principal Executive and Financial Officer)