Form 10QSB
period 2006-09-30
CARDIMA INC
filed 2006-11-14
CIK 1022570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                -----------------
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________________ to
     _____________________.

                        Commission File Number: 000-22419

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

       Registrant's telephone number, including area code: (510) 354-0300
--------------------------------------------------------------------------------

                                   Copies to:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                     1065 Avenue of the Americas, 21st Floor
                              New York, N.Y. 10018

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

     As of November 10, 2006, there were 102,354,679 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                                  CARDIMA, INC.

                                TABLE OF CONTENTS



                          PART I. Financial Information


                                Description                                                                 Page
                                -----------                                                                 -----
Item 1.      Financial Statements (unaudited)                                                                  3
             --------------------------------
             Condensed Balance Sheets as of September 30, 2006 and December 31, 2005                           3
             -----------------------------------------------------------------------
             Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006         4
             ------------------------------------------------------------------------------------------
             and 2005
             --------

             Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005          5-6
             ---------------------------------------------------------------------------------------

             Notes to Condensed Financial Statements                                                           7
             ---------------------------------------

Item 2.      Management's Discussion and Analysis and Results of Operations                                   11
             ---------------------------------------------------------------

Item 3.      Controls and Procedures                                                                          14
             -----------------------

                           PART II. Other Information
                           --------------------------

                                Description                                                                  Page
                                ------------                                                                 ----
Item 1.      Legal Proceedings                                                                                15
             -----------------
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                      16
             -----------------------------------------------------------
Item 3.      Defaults Upon Senior Securities                                                                  16
             -------------------------------
Item 4.      Submission of Matters to a Vote of Security Holders                                              16
             ---------------------------------------------------
Item 5.      Other Information                                                                                17
             -----------------
Item 6.      Exhibits                                                                                         17
             --------

Signatures                                                                                                    18

PART I.
ITEM 1.  Financial Statements
                                  CARDIMA, INC.
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                       September 30,         December 31
                                                                                           2006                 2005
                                                                                        (Unaudited)              (1)
                                                                                     ------------------   ------------------
ASSETS

Current assets:
          Cash and cash equivalents.............................................     $              760   $              124

          Accounts  receivable, net of allowances for doubtful accounts of $13
                    for September 30, 2006 and $26 December 31, 2005............                    183                  265
          Notes receivable, net of reserve for notes receivable
                    of $575 for September 30, 2006 and December 31, 2005........                      -                    -
          Inventories...........................................................                    304                  387
          Prepaid expenses......................................................                    239                  285
          Deferred charges......................................................                      -                  304
          Other current assets..................................................                     12                   28
                                                                                     ------------------   ------------------
Total current assets                                                                              1,498                1,393

Property and equipment, net.....................................................                    298                  318
Other assets....................................................................                     71                   35
                                                                                     ------------------   ------------------
Total assets                                                                         $            1,867   $            1,746
                                                                                     ==================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
          Accounts payable......................................................     $              952   $              956

          Accrued compensation..................................................                    402                  351
          Warrant liabilities...................................................                  2,741                1,200
          Credit Obligation.....................................................                  8,720                2,890
          Deferred rent.........................................................                     10                   18
          Capital lease - current portion.......................................                     21                   24
          Other current liabilities.............................................                     31                   42
                                                                                     ------------------   ------------------
Total current liabilities                                                                        12,877                5,481

Capital lease - non-current portion.............................................                     28                   28

Commitments and contingencies (see note 9)

Stockholders' deficiency:
          Common stock, $0.001 par value, 300,000,000 shares authorized,
          102,354,679 and 101,613,658 shares issued and outstanding at September
          30, 2006 and December 31, 2005, respectively..........................                118,346              117,999
          Accumulated deficit...................................................               (129,384)            (121,762)
                                                                                     ------------------   ------------------
Total stockholders' deficiency                                                                  (11,038)              (3,763)
                                                                                     ------------------   ------------------
Total liabilities and stockholders' deficiency                                       $            1,867   $            1,746
                                                                                     ==================   ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,

                                                    2006        2005               2006       2005
                                                ------------------------      ------------------------

Net sales                                       $      254    $      346      $      972    $    1,411

Cost of goods sold                                     447           483           1,384         1,671
                                                ------------------------      ------------------------
               Gross loss                       $     (193)   $     (137)     $     (412)   $     (260)


Operating expenses:
          Research and development                      451          198           1,242         1,598
          Selling, general and administrative           748          613           2,126         3,629
          Impairment of long-lived assets                 -            -               -           404
                                                ------------------------      ------------------------
               Total operating expenses               1,199          811           3,368         5,631

Operating loss                                       (1,392)        (948)         (3,780)       (5,891)

Interest expense                                       (159)        (785)         (3,721)       (1,284)
Interest income                                           -            4               -           267
Other income and (expense)                            2,586          600            (120)          600
                                                ------------------------      ------------------------
Net income (loss)                               $     1,035   $   (1,129)     $   (7,621)   $   (6,308)
                                                ========================      ========================

Net income (loss) per share:
     Basic                                      $      0.01   $    (0.01)     $    (0.07)   $    (0.06)
                                                ========================      ========================
     Diluted                                    $      0.01   $    (0.01)     $    (0.07)   $    (0.06)
                                                ========================      ========================

Weighted average shares:
     Basic                                          101,915      101,440         101,675       101,440
                                                ========================      ========================
     Diluted                                        185,781      101,440         101,675       101,440
                                                ========================      ========================

    The accompanying notes are an integral part of these condensed financial statements.

                                  CARDIMA, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months  Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                          2006                         2005
                                                                    -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $          (7,621)           $          (6,308)

Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                 95                           63
     Non-cash stock-based compensation                                            320                            3
     Non-cash deferred charges                                                      -                          306
     Impairment of long-lived assets                                                -                          404
     Write-off of payroll tax refund liability                                      -                         (245)
     Allowance for excess and obsolete inventory                                   90                          186
     Allowance for doubtful accounts                                              (13)                           -
     Non-cash interest (income) charge on notes receivable from
      officers                                                                      -                          (11)
     Reserve on notes receivable from officers                                      -                          300

     Changes in operating assets and liabilities:

          Accounts receivable                                                      95                          140
          Inventories                                                              (7)                         264
          Prepaid expenses                                                         46                         (139)
          Deferred charges                                                        304                            -
          Other current assets                                                     16                            -
          Other assets                                                            (36)                      (3,276)
          Accounts payable                                                         (4)                         430
          Accrued compensation                                                     51                         (239)
          Warrant Liabilities                                                   1,541                            -
          Credit Obligation                                                     1,945                            -
          Deferred rent                                                            (8)                         (21)
          Capital Lease                                                            12                            -
          Other current liabilities                                               (11)                       3,445
                                                                    -----------------            -----------------
Net cash used in operating activities                                          (3,185)                      (4,698)
                                                                    -----------------            -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment                                                            (76)                        (124)
                                                                    -----------------            -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Apix loan                                                         3,885                        1,500
Principal payments under capital leases                                           (15)                        (269)
Proceeds from Agility loan and accrual of exit fee                                  -                          771
Payment of Agility loan and partial exit fee                                        -                         (773)
Net proceeds from sale of common stock                                             27                           10
                                                                    -----------------            -----------------
Net cash provided by financing activities                                       3,897                        1,239
                                                                    -----------------            -----------------

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS                             636                       (3,583)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    124                        3,854
                                                                    -----------------            -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $             760            $             271
                                                                    =================            =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                         $               3            $               2
                                                                    =================            =================

NON-CASH INVESTING AND FINANCING ACTIVITY
     Property and equipment acquired via capital lease obligations  $              37            $               -
                                                                    =================            =================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CARDIMA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   INTERIM FINANCIAL INFORMATION

     Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-K for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

     Reclassification of Previously Reported Financial Results

     Certain reclassifications have been made to our previously reported quarterly financial statements in order to conform to the presentation of our audited annual financial statements. After analysis studies were performed to properly reflect our costs of goods sold, the impairment of inventory charge was reclassified from operating expenses to costs of goods sold. The reclassifications had the following effect on prior reported results of operations:

                                                     Three months ended            Six months ended
                                                         30-Jun-05                     30-Jun-05
                                                  -------------------------     ------------------------
Costs of goods sold

Original filing                                   $                     611     $                  1,055

Change                                                                  133                          133
                                                  -------------------------     ------------------------
Restated cost of goods sold                       $                     744     $                  1,188


Impairment of inventory

Original filing                                   $                     133     $                    133

Change                                                                 (133)                        (133)
                                                  -------------------------     ------------------------
Restated impairment of inventory                  $                       -     $                      -


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

     In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R), and for the nine months ended September 30, 2006 recorded approximately $320,000 in stock compensation expense. If the Company had expensed stock options for the nine months ended September 30, 2005, the stock compensation expense would have been approximately $587,000.

     Net Income (Loss) Per Common Share

     Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

                                                       September 30, December 31,
                                                 2006                            2005
                                          -------------------             --------------------
Warrants                                          78,161,525                       49,369,168
Stock Options                                      5,705,001                        7,557,035
                                          -------------------             --------------------
Total Warrants and Options                        83,866,526                       56,926,203
                                          ===================             ====================

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

3.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of September 30, 2006, the Company has cash on hand of $760,000, negative working capital of $11.3 million, and an accumulated deficit of approximately $129.4 million. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan.

4.   DEBT FINANCING TRANSACTIONS

     In August 2005, the Company entered into a $3,000,000 Secured Loan Agreement with Apix International Limited (Apix), which has been fully funded. The term of the loan was six months. All the loan-related fees were amortized over the period from August 2005 to February 2006. On February 14, 2006, the Company entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. The term of this new loan facility was three months. All the additional new facility-related fees were amortized over the period from February 2006 to May 2006. In addition, the Company and Apix have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. Moreover, the Company has granted Apix a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. Furthermore, upon completion of the full funding under the new loan facility, the Company has granted Apix warrants to purchase an additional 8,000,000 shares of its common stock at an exercise price of $0.06 per share for a term of ten years; (iii) the Company has granted Apix the right to convert the loan principal, interest, facility fees and exit fees into shares of its common stock at a conversion price of $0.06 per share;
(iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) the Company agrees to register the shares underlying the loan principal, facility fees, and warrants on a registration statement as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. The Company filed a registration statement Form SB-2 on May 31, 2006 and it was withdrawn on October 26, 2006. The Company used the straight line method to amortize all the loan fees over the life of the loan. The Company received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively.

     On May 18, 2006, the Company was not able to repay this Apix loan. The company's failure to repay the principle and interest by the maturity date constituted an event of default pursuant to the loan agreement. To secure the repayment of principle and interest to Apix under the loan agreement, the Company entered into a (i) Security Agreement, (ii) Trademark Security Agreement, (iii) Patent Security Agreement, and (iv) Patent, Trademark and Copyright Security Agreement with Apix, granting Apix a first priority security interest in all of the Company's assets and intellectual property now owned or hereafter acquired. Apix's remedies upon default of the loan agreement include taking procession and selling the collateral, the occurrence of which would cause the Company to cease its operations indefinitely.

     The Company has not received a notice of default from Apix, nor has Apix indicated to the Company that it intends to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March 31, 2006, Apix has made advances to the Company in the amount of $2,925,000 through September 30, 2006 and an additional $675,000 through November 10, 2006. Apix has indicated to the Company that it intends to continue to make advances at the current level while working with the Company in finding strategic partners to increase the funding level. Although the terms and conditions of the additional advances have not been finalized, we expect that they will be on similar terms as the previous advances

     The table below summarizes the Company's credit obligations to Apix:

                                                         30-Sep-06                     31-Dec-05
                                                  -------------------------     -------------------------
Apix Loan and Advance                             $               6,585,000     $               2,700,000

Apix Loan Accrued Fees                                            1,715,000                     1,035,000
Apix Loan Accrued Interest                                          420,000                        70,014
                                                  -------------------------     -------------------------
                                                  $               8,720,000     $               3,805,014
                                                  =========================     =========================

     The loan fees as shown in the schedule below were charged to expense using the straight line method, which is not GAAP. The schedule below shows the period in which the fees were charged the amount that would have been charged under the interest method and the difference:


                   Total Fees  Interest Charged    Interest Method    Difference
                   ----------  ----------------    ---------------    ----------
August 2005       $  1,035,000


Q3 2005                            $ 257,462           $ 254,115      $   3,347
Q4 2005                            $ 473,731           $ 517,463      $ (43,732)
Q1 2006                            $ 303,807           $ 263,422      $  40,385
                                   ---------------------------------------------
                                   1,035,000          1,035,000               -

February 2006     $   680,000


Q1 2006                            $ 303,805           $ 338,119      $ (34,314)
Q2 2006                            $ 376,195           $ 341,881      $  34,314
                                   ---------------------------------------------
                                   $ 680,000           $ 680,000      $       -



5.   CONCENTRATIONS OF RISK

     During the quarter ended September 30, 2006, the Company's net sales to foreign customers decreased to 56% of total, with 48% to Asia (Japan) and 8% to Europe. During the quarter ended September 30, 2005, net sales to foreign customers were 66%, with 42% to Asia (Japan), 24% to Europe. The Company's net sales by country in the quarter ending September 30, 2006 was 48% to Japan and 44% to US and for the same quarter in 2005, the net sales by country were 42% to Japan and 34% to US.

     During the first nine months of 2006, the Company's net sales to foreign customers slightly decreased to 54% of total net sales, with 37% to Asia (Japan), 16% to Europe and 1% to others. During the nine months ended June 30, 2005, net sales to foreign customers were 58% of total net sales, with 43% to Asia (Japan) and 15% to Europe. The Company's net sales by the top two countries in the first nine months ending September 30, 2006 were 46% to US and 37% to Japan and for the same nine months in 2005, the net sales by the top two countries were 43% to Japan and 42% to US.

     During the quarter ended September 30, 2006, net revenues to one customer comprised 48% of the Company's total net product sales. During the quarter ending September 30, 2005, one customer comprised 42% of the Company's total net product sales.

     During the first nine months of 2006, net revenues to one customer comprised 37% of the Company's total net product sales. This is a decrease from the first nine months of 2005 when one customer comprised 43% of the Company's total net product sales.

6.   INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

                              September 30,                 December 31,
                                  2006                          2005
                           --------------------          --------------------
 Raw materials             $                137          $                 90
 Work-in-process                             93                           101
 Finished goods                              74                           196
                           --------------------          --------------------
                                            304                           387
                           ====================          ====================

     Inventories shown above are net of allowances for excess and obsolete inventory of $753,000 and $663,000 at September 30, 2006 and December 31, 2005, respectively. The Company provides allowances for: (i) inventory which is slow moving, (ii) inventory with expiring shelf life, and (iii) inventory that has become obsolete as a result of technological advancements. The Company also adjusts inventory to the lower of cost or market.

7.   WARRANT LIABILITIES

     The Company had the following warrant liabilities outstanding:

                              Total            Value at            Value at                Value at
                          Warrant Shares       Inception      September 30, 2006      December 31, 2005
                          ----------------   -------------  --------------------      ------------------
August 2005 Loan                30,000,000   $   3,000,000  $          1,329,000      $        1,200,000
February 2006 Loan              31,800,000   $   1,421,740  $          1,411,920      $                -
                                                            --------------------      ------------------
                                                            $          2,740,920      $        1,200,000
                                                            ====================      ==================

8.   OTHER INCOME AND EXPENSE

     The other income and expense was related to the re-valuation of the warrant liability from the Apix loan. The Company used the Black-Scholes valuation model to re-value the warrants at each balance sheet date and recorded the respective income or expense based on the following:

                                                   Strike                Interest               Change
                Warrant Granted     FMV             Price   Life (years)    Rate   Volatility  in Value
                 ----------------------------------------------------------------------------------------
Q1 2006          August 2005      $ 0.048          $0.060       9.42       4.73%     128%     $    47,420

                 February 2006    $ 0.048          $0.060       9.92       4.73%     128%     $   177,000
                 ----------------------------------------------------------------------------------------
Q1 2006 Total                                                                                 $   224,420


Q2 2006          August 2005      $ 0.087          $0.060       9.17       5.08%     160%     $ 1,275,180
                 February 2006    $ 0.087          $0.060       9.67       5.08%     160%     $ 1,206,000
                 ----------------------------------------------------------------------------------------
Q2 2006 Total                                                                                 $ 2,481,180


Q3 2006          August 2005      $0.045           $0.060       8.92       4.68%     160%     $(1,254,000)
                 February 2006   $0.045            $0.060       9.42       4.68%     160%     $(1,332,420)
                 ----------------------------------------------------------------------------------------
Q3 2006 Total                                                                                 $(2,586,420)
                                                                                              -----------
                                                                                              $   119,180
YTD Total                                                                                     ===========

9.   COMMITMENTS AND CONTINGENCIES

     The Company's former President and Chief Operating Officer, Mr. William K. Wheeler, has threatened to sue the Company for the recovery of $375,000 plus interest, which Mr. Wheeler claims that he is owed under the terms of his amended Executive Agreement. Mr. Wheeler contended that he was terminated without cause by the Company on June 17, 2005 when the Company had to shut down its operations and placed all employees on furlough due to lack of funding. In addition, Mr. Wheeler has included in his demand additional money for alleged penalties, interest and attorney's fees.

     Mr. Wheeler has made a settlement proposal, which if accepted by the Company, would extinguish Mr. Wheeler's repayment obligation on the loan that he received from the Company in June 2000 and May 2001, in the total principal amount of $192,500 plus accrued interest. Both parties have engaged in extensive negotiations in an effort to resolve this dispute.

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

     On June 16, 2005, our lender, Agility Capital, notified us that in its view an event of default had occurred and that all amounts outstanding were then due and payable. The lender then swept our bank accounts. On June 17, 2005, our cash balances were insufficient to continue operations and all of our employees were placed on indefinite furlough in order to conserve cash. On August 12, 2005, we entered into a Loan Facility Term Sheet with Apix International Limited. On August 15, 2005, we re-hired certain furloughed employees and resumed operations in a reduced capacity.

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


Results Of Operations - Three and Nine Months Ended September 30, 2006 and 2005

Net Sales

     Net sales for the quarter ended September 30, 2006 decreased 27% to $254,000 from $346,000 for the same period in 2005. The decrease in net sales was primarily attributable to: (i) material shortage, and (ii) the limited manufacturing capacity caused by the company-wide furlough instituted from June 2005 until August 15, 2005, when we re-hired certain furloughed employees and resumed operations in a reduced capacity. Regionally, net sales in the United States and Canada decreased slightly by 4% to $111,000 in the third quarter of 2006 from $116,000 for the same period in 2005. Net sales in our Japan/Asia region decreased 17% to $122,000 in the third quarter of 2006 from $147,000 for the same period in 2005 while net sales in our European region decreased 75% to $21,000 in the third quarter of 2006, from $83,000 in the comparable period of 2005. These decreases were due to the material shortage and the limited manufacturing capacity discussed above.

     Net sales for the nine months ended September 30, 2006 decreased 31% to $972,000 from $1,411,000 for the same period in 2005. By region, net sales in the United States and Canada decreased 24% to $452,000 for the nine months ended September 30, 2006 from $592,000 for the same period in 2005. European net sales decreased by 28% to $155,000 for the nine months ended September 30, 2006 from $214,000 for the same period in 2005. Net sales in our Japan/Asia region decreased 40% to $365,000 for the nine months ended September 30, 2006 from $605,000 for the same period in 2005. All these decreases were primarily the result of: (i) the termination of our U.S. sales force in 2005 and (ii) the limited manufacturing capacity caused by the June 2005 furlough.

Cost of Goods Sold

     Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended September 30, 2006 decreased to $447,000 from $483,000 for the same period in 2005. Cost of goods sold for the nine months ended September 30, 2006 decreased to $1,384,000 from $1,671,000 for the same period in 2005.

     Cost of goods sold as a percentage of net sales increased from 140% to 176% for the three months ended September 30, 2006 as compared to the same period of the prior year. Cost of goods sold as a percentage of net sales increased from 118% to 142% for the nine months ended September 30, 2006 as compared to the same period of the prior year. The increase in the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2006 was primarily due to: (i) $90,000 increase to the reserve for excess and obsolete inventory and (ii) some products being sold at low and below cost margins.

Net Income (Loss)

     Net income for the quarter ended September 30, 2006 was $1,035,000 as compared to a net loss of $1,129,000 for the same period in 2005. The change was primarily attributable to the re-valuation of the Apix warrants and related liability. Net loss for the nine months ended September 30, 2006 increased to $7,621,000 from $6,308,000 as compared to the same period of the prior year. The increase was primarily attributable to the amortization of the loan fees and discounts related to the Apix financing in February 2006.

Research and Development Expenses

     Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended September 30, 2006 increased to $451,000 from $198,000, for the same period in 2005. The increase was primarily related to the temporary shutdown in the third quarter of 2005. Total research and development expenses for the nine months ended September 30, 2006 decreased to $1,242,000 from $1,598,000 for the same period in 2005. The decrease was primarily attributable to declining revenue and headcount reduction in August 2005.

Selling, Marketing, General and Administrative Expenses

     Total selling, marketing, general and administrative expenses for the quarter ended September 30, 2006 increased to $746,000 from $613,000 for the same period in 2005. Selling expenses for the three months ended September 30, 2006 increased to $78,000 from $27,000 for the same period in 2005. Marketing expenses for the three months ended September 30, 2006 also increased to $32,000 from $17,000 for the same period in 2005. General and administrative expenses for the quarter ended September 30, 2006 increased to $636,000 from $569,000 for the same period in 2005. These increases were primarily attributable to: (i) the temporary shutdown during the first half of the third quarter in 2005, and (ii) the stock-based compensation expense of $105,000 for the three months ended September 30, 2006 with the adoption of FASB 123(R) in fiscal year 2006.

     Total selling, marketing, general and administrative expenses for the nine months ended September 30, 2006 decreased to $2,124,000 from $3,629,000 for the same period in 2005. Selling expenses for the nine months ended September 30, 2006 decreased to $206,000 from $448,000 for the same period in 2005. Marketing expenses for the nine months ended September 30, 2006 also decreased to $119,000 from $237,000 for the same period in 2005. General and administrative expenses for the nine months ended September 30, 2006 decreased to $1,799,000 to
$2,944,000  for  the  same  period  in  2005.  These  decreases  were  primarily attributable  to the  company-wide  furlough  instituted  in June  2005  and the subsequent headcount reduction in August 2005 offset partially by the stock-based compensation expense of $320,000 for the nine months ended September 30, 2006 with the adoption of FASB 123(R) in fiscal year 2006. In addition, there was a $255,000 charge relating to the implementation of a Sarbanes-Oxley Act compliance program in the first nine months in 2005. There was no such charge in the same period in 2006.

Interest Expense

     Interest expense decreased to $159,000 in the third quarter of 2006 from $785,000 in the third quarter of 2005 primarily as a result of the amortization of the loan fee and warrant-related loan discount associated with the Apix loan financing in August 2005. We had interest expense of $3,721,000 for the nine-month period ended September 30, 2006 compared to interest expense of $1,284,000 for the nine-month period ended September 30, 2005. The increase in interest expense in the nine-month period ended September 30, 2006 was primarily the result of the amortization of the loan fee and warrant-related loan discount associated with the Apix loan financing in August 2005 and February 2006.

Other Income and Expense

     We had other income of $2,586,000 for the quarter ended September 30, 2006 compared to other income of $600,000 for the quarter ended September 30, 2005. We had other expense of $120,000 for the nine-month period ended September 30, 2006 compared to other income of $600,000 for the nine-month period ended September 30, 2005. These other incomes and expenses were related to the re-valuation of the Apix warrants and related liability.

Liquidity and Capital Resources

     In its opinion accompanying our December 31, 2005 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty. We had cash of approximately $760,000 as of September 30, 2006. Our management estimates that our financial resources will be sufficient to sustain our operations until November 30, 2006. Although our management recognizes the need to raise funds in the immediate future, there can be no assurances that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions may not be favorable to us. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment.

     Net cash used in operating activities for the first nine months of 2006 was approximately $3,185,000, compared to the net cash used of $4,698,000 for the first nine months of 2005. The decrease was primarily due to lower operating expenses. Net cash used in investing activities was approximately $76,000 in the first nine months of 2006 related to the capital expenditures of property and equipment, as compared to $124,000 for the same period in 2005. Net cash provided by financing activities was approximately $3,897,000 for the first nine months of 2006, compared to net cash provided of $1,239,000 for the same period in 2005. This change was primarily due to the loan proceeds and advances received from Apix.

     During 2005, we entered into a loan facility term sheet with Apix, which provided us a $3,000,000 loan financing. On February 14, 2006, we entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at a stated interest rate of 10% per annum. We received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively. Even though we were not able to repay the loan at the due date, Apix continues to provide additional advances to the Company in the amount of $2,925,000 through September 30, 2006 and an additional $675,000 through November 10, 2006. Apix has indicated to the Company that it intends to continue to make advances at the current level while working with the Company in finding strategic partners to increase the funding level. Although the terms and conditions of the additional advances have not been finalized, we expect that they will be on similar terms as the previous advances.

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

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.


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

     In May 2006, the Company received notification from the Labor Commissioner of the State of California that penalties of $24,000 to be former employees pursuant to California Labor Code Section 203 have been assessed against the Company. The Company disputes the penalties and filed an appeal in the Superior Court, Alameda County, State of California on May 19, 2006.

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

     The Company has not received a notice of default from Apix, nor has Apix indicated to the Company that it intends to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March of 2006, Apix has made advances in the amount of $2,925,000 through September 30, 2006 and an additional $675,000 through November 10, 2006. Apix has indicated to the Company that it intends to continue to make advances at the current level while working with the Company in finding strategic partners to increase the funding level. Although the terms and conditions of the additional advances have not been finalized, we expect that they will be on similar terms as the previous advances.

ITEM 4.  Submission of Matters to a Vote of the Security Holders

     The Company's annual meeting of shareholders was held on July 27, 2006. At the meeting the following matters were acted upon.

     There were present in person or by proxy 89,942,665 shares of Common Stock, of a total of 101,694,503 shares of Common Stock entitled to vote.

     The following four proposals were presented to the shareholders for their approval.




A. Election of Directors. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name. The election of each nominee was approved by the shareholders: Votes for Votes withheld

        Gabriel B. Vegh                      86,253,400           3,689,265
        Phillip Radlick, Ph. D.              86,095,816           3,846,849
        John R. Cheney                       86,620,666           3,321,999
        Tony K. Shum                         86,642,306           3,300,359
        Tina Sim                             86,640,066           3,302,599
        Andrew K. Lee                        86,647,066           3,295,599




B. To increase the number of authorized shares of common stock issuable pursuant to the 1997 Employee Stock Purchase Plan from 1,750,000 to 2,500,000 shares. This proposal was approved by the shareholders. . For 16,740,104 Against 4,325,071 Abstain 2,832,717 Broker Non-Vote 66,044,773

C. To ratify appointment of Marc Lumer & Company as independent registered public accounting firm. This proposal was approved by the shareholders.

     For                                  87,407,516

     Against                                 556,050
     Abstain                               1,979,099

D. To authorize our Board of Directors, in its discretion, to amend our Certificate of Incorporation to effect a non-for-ten reverse stock split of the issued and outstanding shares of the common stock of the Company without further approval from our stockholders. This proposal was not approved by the shareholders because we did not receive a sufficient number of votes "for" the proposal from a majority of the shares entitled to vote.

     For                                  16,120,127
     Against                               5,887,572
     Abstain                               1,890,193
     Broker Non-Vote                      66,044,773




ITEM 5.   Other Information

     Effective as of October 9, 2006, Mr. Victor Barajas resigned as the Company's Senior Vice President of Operations.

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


DATE: November 14, 2006       CARDIMA, INC.



                              /s/ Gabriel B. Vegh
                              ------------------------------------------------
                              Gabriel B. Vegh
                              Chairman, Chief Executive Officer and Acting Chief Financial Officer
                              (Principal Executive and Financial Officer)