Form 10KSB
period 2006-12-31
CARDIMA INC
filed 2007-04-17
CIK 1022570

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3177883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $1,541,182.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Based on the closing sale price on the OTC Bulletin Board on April 10, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $16,813,864. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 102,840,963 as of April 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

ITEM 1. DESCRIPTION OF BUSINESS

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

According to the American Heart Association’s (AHA) Heart Disease and Stroke Statistics - 2004 Update, AF affects more than 2.2 million people in the United States. The AHA statistics update also estimates that AF is responsible for over 100,000 strokes each year in the United States. AF is an independent risk factor for stroke, increasing the risk five-fold. According to the Framingham Heart Study reported in Circulation magazine, the lifetime risk for the development of AF in men and women 40 years of age and older is 25%.

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

Some leaders in electrophysiology are experimenting with minimally invasive, catheter-based ablation procedures that replicate the surgical maze procedure from inside the heart, thereby reducing the procedure time, patient recovery time and overall procedural costs. If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions. Therefore we developed the REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix respectively, to mimic these required shapes.

Ventricular Tachycardia

Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, in addition to the Sino-atrial node, bypassing the heart's normal conduction system. A typical VT patient has experienced a myocardial infarction, or heart attack, which can result in the formation of a scar or electrical barrier inside the tissue of the ventricular wall, leading to improper electrical conduction in the cells immediately surrounding the scar. During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation, an extremely irregular, chaotic and ineffective spasming of the ventricles. Ventricular fibrillation is fatal within a few minutes of its occurrence, unless orderly contractions of the ventricles are restored through immediate external electrical cardio-version or defibrillation.

According to the AHA’s Heart Disease and Stroke Statistics - 2004 Update, few deaths are statistically listed as being directly caused by ventricular tachycardia. However, it is estimated that most of the approximately 340,000 sudden cardiac deaths per year from coronary artery disease may be attributed to ventricular fibrillation.

Limitations of Current Catheter-Based Diagnosis and Therapy

The demonstrated medical benefits and cost efficiency of minimally invasive procedures have encouraged electro-physiologists to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electro-physiologists have experimented with a treatment technique, often referred to as the "drag and burn procedure," in which conventional radio frequency tip ablation catheters are dragged across the inside surface of an atrium to attempt to create a linear lesion. Electro-physiologists have also experimented with the “dot to dot” procedure, whereby the doctor attempts to make a line by connecting a series of dot burns in the atria. Creating continuous, linear, trans-mural lesions to isolate portions of the atria using either of these methods with standard tip catheters has proven time consuming and difficult.

We maintain that the disadvantages of existing catheter-based approaches to treat AF are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are larger and stiffer than our products and have a single electrode at the end of the catheter designed to create an ablation at the tip only. This single electrode catheter approach makes creating a solid or continuous line of scar lesion difficult.

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

Cardima’s Micro-catheter System Solution

We believe our micro-catheter-based systems have the potential to offer the effectiveness of the open-heart surgical cure for AF (the “maze” procedure) but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. The principal clinical goals in the diagnosis and treatment of AF are effective mapping and safely creating appropriate lesions. To achieve those goals, the electro-physiologist or surgeon must be able to use easy-to-perform techniques to access areas of the heart that are currently inaccessible. In our quest to achieve those goals, we have designed micro-catheter systems that we believe provide more extensive and safe access to the arrhythmia-causing tissue. We also believe it is important to be able to both map (diagnose) and ablate (treat) with a single catheter. A micro-catheter that both maps and ablates may decrease procedure time, improve treatment outcomes and enhance the overall safety of the procedure. Our completed Phase III clinical trial to treat AF with the REVELATION® Tx involved three anatomical ablation lines placed in pre-determined areas of the atria, mimicking the surgically performed maze procedure. All of our micro-catheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

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

•
Single micro-catheter that can both map and ablate. We initially developed micro-catheters for diagnosing arrhythmias. Our primary focus today is the development of therapeutic micro-catheters, which we call the REVELATION® family of micro-catheters, capable of both mapping and ablating. Because our micro-catheter systems can both map and ablate, we believe that they will decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.

•
Enhanced access to the vasculature of the heart. Our micro-catheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our micro-catheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION® series of mapping and ablation catheters to easily conform to the contours of the heart wall, thereby maintaining controlled, regular contact even in a fast-beating heart.

•
Less tissue damage at safer power setting. Because our REVELATION® series ablation catheters are smaller, we create thinner lesion lines while maintaining the same depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in and around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins which restricts the flow of re-oxygenated blood returning to the heart from the lungs) after conventional ablation therapy is an issue. The REVELATION® series of ablation catheters creates thinner lines. Our catheters also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. While conventional catheters require at least 30 watts to ablate, our products can ablate at power settings as low as 5 watts. We believe that lower power means being effective while preserving more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

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

Curative Treatment for Atrial Fibrillation

Our REVELATION®, REVELATION® Tx and REVELATION® T-Flex micro-catheter systems are designed to diagnose and treat AF in the right atria by creating long, thin, continuous, linear, transmural lesions. A new model of the REVELATION® T-Flex, with an atraumatic ball-tip, and available with 8 or 16 electrodes, received CE Mark approval in June 2005. Our REVELATION® Helix micro-catheter system is designed to diagnose and treat AF that originates from the pulmonary veins, located in the left atria. The REVELATION® Helix can both diagnose and treat focal, or localized, AF. The REVELATION® Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain AF causing signals. A newer model, the REVELATION® Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins.

Our REVELATION® Tx Phase III clinical trial data was submitted to the Food and Drug Administration (FDA) on September 30, 2002 in the United States to treat AF. On January 20, 2004, we filed an amendment to that original Pre-Market Approval (PMA) application in response to suggestions and comments made by the Circulatory System Devices Panel following our May 29, 2003 meeting with the panel. On May 21, 2004, we received a “not approvable” letter from the FDA, which stated that our PMA for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that the FDA’s position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION® Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s Center for Devices and Radiological Health (CDRH) on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION® Tx for AF, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

On June 10, 2005, we met with the FDA’s CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of the meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

We maintain that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but uncomfortable AF within the least burdensome guidelines of the FDA. The trial data indicated substantial and statistically significant improvements were realized almost uniformly for all measured arrhythmia symptoms as well as for quality-of-life measures. The study demonstrated that the addition of right atrial catheter ablation to a regimen of previously ineffective antiarrhythmic drugs (AADs) yields a significant reduction in the frequency, duration and severity of AF episodes and symptoms. Of the ninety-three subjects included in the trial, eighty-four subjects (90%) provided six-month AF episode frequency data. This data demonstrated a significant decrease in symptomatic frequency when compared to baseline. In addition, forty-nine subjects (58%) were considered a clinical success by protocol definition.

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

Curative Approach for Ventricular Tachycardia

Our PATHFINDER®, PATHFINDER® mini and TRACER® diagnostic micro-catheter systems for mapping VT are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to VT ablation should permit our micro-catheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER®, PATHFINDER® mini, and TRACER®. In January 2001, we decided to focus our efforts on our AF program and postpone our work on the therapeutic VT program. These products are currently used to help localize placement of bi-ventricular pacing leads via CS access.

Our Business Strategy

Our objective is to develop innovative products that provide safer and more effective diagnosis and treatment of AF. Our primary goal is to commercialize all of our REVELATION® series of ablation products for the treatment of AF in the electrophysiology market.

Our Surgical Ablation System (SAS), a micro-catheter-based surgical probe coupled to the INTELLITEMP®, a RF energy management device, received 510(k) clearance for use in the United States in January 2003. The FDA also awarded 510(k) clearance in May 2006 for a longer version of the surgical probe having an integrated stabilization sheath. Due to our focus on the EP market, we do not currently plan to market our SAS ourselves, and are currently seeking to sell or otherwise consummate a strategic transaction involving this system.

With respect to the electrophysiology market, we are focusing our development efforts on obtaining regulatory approval in the United States for REVELATION® Tx micro-catheter to treat AF. If we are able to obtain the additional funding that we need to continue our operations, and if REVELATION® Tx is approved in the United States, we intend to focus our efforts on commencement of a clinical trial in the United States for the REVELATION® T-Flex and the INTELLITEMP® for mapping and treating AF originating in the pulmonary veins of the heart. In addition, even if REVELATION® Tx’s PMA is approved, it will take time for us to successfully market it. Our strategy incorporates the following key elements:

•
Seek funding necessary to continue operations. Due to our limited cash resources, we plan to continue to seek additional funding, including through the potential sale or other strategic transaction involving our SAS, in order to attempt to continue operations.

•
Develop micro-catheter technology to address unmet clinical needs for both mapping and ablation. We are developing micro-catheter systems to address clinical needs that are not adequately addressed by current technology. We are focusing on endocardial access for AF. We are designing systems, which incorporate variable stiffness guidewire technology originally developed at Target Therapeutics, including guiding catheters and fixed-systems, in order to optimize the physician's ability to access the areas of interest in the heart easily and safely. Additionally, we believe our REVELATION® family of ablation micro-catheters will be used to create long, continuous linear lesions designed to replicate the “maze” surgical procedure. The maze procedure, while expensive and highly invasive, has a high rate of success.

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

•
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

•
Increase sales by further penetrating international markets. We intend to selectively increase international sales, especially in Europe, by leveraging our current network of international distributors to further penetrate international markets. We are cautiously optimistic that our INTELLITEMP® energy management device, which was granted CE Mark in January 2004, will stimulate interest in our micro-catheter systems by offering the opportunity to substantially reduce procedure times for the treatment of AF. We received and maintain ISO 9001 (EN 46001) Quality Systems certification for our manufacturing facilities from the European Union regulators, as well as CE Mark approval to market a number of our micro-catheter products. We received regulatory approval in the United States, Europe, Japan, Australia and Canada for our PATHFINDER® micro-catheter system for mapping VT and have received regulatory approval in the United States, Europe, Japan and Australia for our REVELATION® micro-catheter system for mapping AF. We received CE Mark approval to market the REVELATION®, REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix ablation micro-catheter systems to treat AF in the European Union in August 1998, December 1998, June 2000 and December 2001, respectively. A newer model, the REVELATION® Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins. A new model of the REVELATION® T-Flex, with an atraumatic ball-tip, and available with 8 or 16 electrodes, received CE Mark approval in June 2005.

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

The following table describes our major products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION®	Eight-electrode micro-catheter designed to map in both right and left atria. Can also be used for linear ablation in approved markets.	Mapping Ablation	510(k) (2) clearance obtained. N/A	Approved in the European Economic Area (CE Mark) (3) and Canada. Approved in the European Economic Area (CE Mark) for ablation.

REVELATION® Tx	Guidewire based eight-electrode micro-catheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation
Phase III IDE(4) clinical trial conducted from August 2000 to present; PMA(5) Application filed September 2002; Non-approval status determined May 29, 2003, application resubmitted January 20, 2004. Non-approval letter received from FDA May 28, 2004. MDDRP hearing scheduled on April 19, 2007.
Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® T-Flex	Deflectable and steerable eight-electrode micro-catheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Supplemental PMA submission to FDA planned if REVELATION® TX is approved.	Approved in the European Economic Area (CE Mark) and Canada.

REVELATION® Helix
Helical shaped guide-wire eight-electrode micro-catheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.
		Mapping and Ablation	On hold pending Revelation® TX approval.	Approved in the European Economic Area (CE Mark) and Canada. European clinical trial complete.

REVELATION® Helix STX
Helica shaped guide-wire 16 -electrode micro-catheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.
		Pacing Mapping and Ablation	On hold pending Revelation® TX approval.	Approved in European Economic Area (CE Mark)

Diagnostic Products
PATHFINDER®	Guide-wire based multi-electrode micro-catheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada and Japan

PATHFINDER® mini	Smallest Cardima PATHFINDER® micro-catheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan and Canada.

(1)
The regulatory status of our micro-catheter systems reflects our current status of regulatory submission or approvals in the United States, Europe and Japan. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of micro-catheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-KSB.

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

In addition to the major products listed above, our other products are: (i) therapeutic products: NavAblator™, CARDIMA® Ablation System, INTELLITEMP® Multi-Channel RF Controller; (ii) diagnostic product: TRACER®; (iii) support products: VENAPORT®, VUEPORT®, and NAVIPORT®; and (iv) accessories: Tx SELECT™.

Products Designed for Mapping and Ablating

Our REVELATIONâfamily of micro-catheters can access the atria of the heart in a minimally invasive procedure. They are designed to effectively map and ablate the cardiac tissue creating (i) long, thin, continuous, linear lesions in the right or left atria and (ii) focal or circumferential lesions in and around the pulmonary veins located in the left atria.

REVELATION® for Mapping

The REVELATION® micro-catheter system is designed to facilitate mapping of the atria. The REVELATIONâis a thin, flexible, eight-electrode micro-catheter. The REVELATION® micro-catheter system is a 3 French diameter micro-catheter that incorporates variable stiffness technology to permit access to any area of the atria and has eight coil electrodes for added flexibility to enhance contact and conformance to atrial tissue. This micro-catheter system is being marketed for mapping AF in the United States, Europe and Japan. The REVELATION® is also approved for treatment of AF in the European Union.

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

REVELATION® Tx for Ablation

The REVELATION® Tx is a 3.7 French thin, flexible, eight-electrode micro-catheter that incorporates variable stiffness technology to permit access to any area of the heart and has coil electrodes for added flexibility to enhance contact to surrounding heart tissue. The REVELATION® Tx also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight electrodes are closely grouped and can be used to create a long, continuous lesion that extends through the thickness of the atrial wall. We believe that the electro-physiologist will be able to use the REVELATION® Tx micro-catheter system to create long, thin, continuous, linear, lesions in the right atria thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the "drag and burn" approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION® Tx may have the ability to isolate more effectively and rapidly the arrhythmia-causing tissue.

The REVELATION® Tx micro-catheter is designed with narrow coiled electrodes that are able to deliver ablation energy to the atrial tissue at lower power settings than documented with standard electrophysiology catheters. These lower power settings may improve the safety of the procedure. The REVELATION® Tx micro-catheter system was designed to be used with virtually all cardiac electrophysiology radio frequency generators and electrophysiology mapping systems.

The REVELATION® Tx micro-catheter has been tested in clinical trials in the European Union and the U.S. The Phase III portion of the United States clinical study, updated as of December 2003, treated and followed 98 patients, a sufficient number to provide the necessary volume of safety and effectiveness data required for acceptance by the FDA of our PMA application. On September 30, 2002, we submitted our PMA application to the FDA and on November 5, 2002, our PMA application was accepted and we were granted expedited review status. On March 6, 2003, the FDA notified us that we would meet with the Circulatory Systems Device panel on May 29, 2003. After the May 29 meeting, the application was deemed not approvable by the FDA. Recruitment in the clinical trial continued, and on January 20, 2004 a PMA application amendment was filed with the FDA. This amendment summarized the experience a total of 93 Phase III patients who underwent ablation and 88 who reached six months of follow-up. On May 28, 2004, we received a “not approvable” letter dated May 21, 2004 from the FDA stating that our PMA for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated the FDA position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION® Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design.

We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION® Tx for AF, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA’s CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of the meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

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

  Approval from the FDA of our PMA application will be required before the Cardima REVELATION® Tx can be marketed in the United States to treat AF. See “Government Regulation”. The REVELATION® Tx does have CE Mark approval in the European Economic Area and conditional approval for sale in Canada.

REVELATION® T-Flex for Ablation

The REVELATION® T-Flex has the same operational characteristics as the REVELATION® Tx, but is slightly larger in diameter (5.0 French) and is deflectable/steer-able. The addition of the ability to deflect makes the REVELATION® T-Flex more maneuverable, to enable formation of curvilinear lesions and potentially easier to position in the atrial anatomy. This product has CE Mark approval in the European Economic Area and in Canada.

We plan to submit a supplemental PMA application to the FDA for the REVELATION® T-Flex if the PMA application for REVELATION® Tx receives FDA approval. We also plan to approach the FDA about a left atrial study using both the INTELLITEMP® and the REVELATION® T-Flex for the creation of continuous linear lesions.

REVELATION® Helix for ablation

The REVELATION® Helix is a thin, flexible, eight-electrode micro-catheter with a helical-shaped distal tip. The REVELATION® Helix micro-catheter system is a 4.0 to 5.0 French diameter micro-catheter that incorporates variable stiffness, “memory metal” guidewire technology and permits access to the pulmonary vein areas of the atria where the anatomy requires circumferential contact with the endocardium. The REVELATION® Helix also has temperature-sensing thermocouples placed between each coiled electrode to monitor tissue temperature during ablation. The eight or sixteen electrodes (depending on catheter type) are closely grouped and can be used to create a continuous lesion in cardiac tissue, such as the atrial wall.

Like the REVELATION® Tx, the REVELATION® Helix micro-catheter is designed with narrow-coiled electrodes that are able to deliver ablation energy to atrial tissue at much lower power settings than documented with standard electrophysiology catheters. These lower power settings are crucial in left atrial therapy due to potential for creation of coagulum and pulmonary vein stenosis. Lower power settings may equate to less potential for creation of this coagulum and may also equate to less clotting or stroke potential. We have designed our REVELATION® Helix micro-catheter system to be used with leading cardiac electrophysiology radio frequency generators and electrophysiology mapping computer systems.

We believe that electro-physiologists will be able to use the REVELATION® Helix micro-catheter system to create thin, linear or curvilinear, lesions in the atria both continuous and focally, thereby restoring normal electrical function in the atria by isolating the arrhythmia-causing tissue in a manner similar to the open-heart surgical maze procedure, without the associated risk and at a reduced expense. Unlike other catheter-based ablation techniques, such as the “drag and burn” or “dot-to-dot” approach, our approach does not require resetting the catheter position during the linear ablation procedure. As a result, the REVELATION® Helix has the ability to more effectively and rapidly isolate the arrhythmia-causing tissue.

On December 10, 2001, we received approval to market the REVELATION® Helix in Europe under the CE Mark. A multi-center, 43-patient clinical investigation of the REVELATION® Helix began with the first patient treated on August 9, 2001. As of June 6, 2002, all 43 patients had been treated and by December 31, 2002, all 43 patients had achieved their six-month assessment. The clinical data from this investigation may be used to support a U.S. application for an IDE and to provide clinical data to support sales and marketing of the device in Europe. No complications, specifically pulmonary vein stenosis, associated with the device, has been reported by the initial 43 patients.

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

PATHFINDER®, PATHFINDER® mini and TRACER® for Tachycardia Mapping

These micro-catheter systems used for diagnosing VT are designed to be positioned within the coronary vasculature using a guiding catheter or guidewire, similar to those used in angioplasty procedures, and which have a series of electrodes at their distal ends in order to perform as electrophysiology catheters. Our PATHFINDER® and TRACER® micro-catheter systems can be used to sub-select vessels and even access the small veins located at the apex, or lower tip of the heart. Our PATHFINDER® micro-catheter systems are configured with four, eight, sixteen or twenty electrodes and our TRACER® micro-catheter systems are configured with four, eight and sixteen electrodes, which enable the physician to perform an evaluation over a greater area. The PATHFINDER® mini, our smallest micro-catheter, is 1.5 French in diameter and provides more distal access to the smaller vasculature of the heart. The PATHFINDER® mini micro-catheter is approximately one fifth the size of existing catheters used for mapping. The PATHFINDER® can safely map VT via the coronary veins. Up to four PATHFINDER®s have been placed in various vessels of the coronary system simultaneously, thereby aiding in the diagnosis of VT and placement of pacing leads.

We received 510(k) clearance in the United States and CE Mark approval in the European Union for our PATHFINDER® micro-catheter for mapping VT. We sell our PATHFINDER® for VT mapping in the United States whereas in Europe it is sold through one direct sales representative and a network of distributors. Our products are sold in Japan through our independent distributor.

Research and New Product Development

We believe that, assuming we obtain the funding necessary to continue operations, our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our New Product Development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. While the primary responsibility of the department is to develop new products and transfer them to manufacturing, the department also performs applied research to improve device performance during the earlier stages of product development. The Surgical Ablation System received 510(k) clearance from the FDA in 2003. We then initiated a research and development program in the endoscopy-guided laparascopic/thorascopic surgery area; this resulted in the award of a special 510(k) clearance by the FDA using the earlier Surgical Ablation System as our predicate device. This new system comprises a Surgical Ablation Probe with an integrated stabilization sheath that permits irrigated RF ablation. We do not currently plan to market our Surgical Ablation System ourselves, and are currently seeking a strategic partner for this system.

Pre-clinical programs conducted in 2005 employing the REVELATION® T-Flex deflectable linear ablation catheter with the INTELLITEMP® EP energy management device, led to the initiation of clinical studies in St. Thomas Hospital, London, UK, in the fourth quarter of 2006. This ablation system permits simultaneous ablation through multiple electrodes, thereby selectively creating linear and curvilinear lesions in the atrial chambers of the heart. In addition, we are developing ancillary devices that support our therapeutic devices by improving access and visualization of our devices within the atrial chambers, using not only fluoroscopic but also ultrasonic imaging modalities.

Research and development expenses for the years ended December 31, 2006 and 2005, were $1.8 million, $2.1 million, respectively.

Marketing and Distribution

We have no direct sales representative responsible for U.S. sales of our products, which have received 510(k) clearance, and we are focusing our efforts on expanding our domestic customer base. We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electro-physiologists practicing domestically.

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

As of December 31, 2006, we had a limited number of customers worldwide. Paramedic Co., Ltd., our distributor in Japan, accounted for 42% and 48% of our total net product sales in 2006 and 2005, respectively. In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales before the end of 2007. However, there can be no assurance that we will be able to resume sales by that time.

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

Our manufacturing facilities are subject to periodic inspection from regulatory authorities, and its operations must undergo FDA Quality System Requirements (QSR) and ISO 13485 compliance inspections conducted by the FDA and the RWTUV before we can market our products. We have obtained ISO 13485:2003 Quality Systems certification from RWTUV and have obtained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. We are subject to periodic inspections by the FDA and California Department of Heath Services. Our facilities and manufacturing processes have undergone successful annual surveillance and audit re-certification by RWTUV since 1995 with the most recent RWTUV audit in January 2006. We successfully passed a pre PMA inspection by the FDA in January 2003. In March 2006, the FDA conducted a Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, which we successfully passed. However, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards. See "Government Regulation."

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and key foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We own 24 issued United States patents. In addition, we have 5 pending United States patent applications. In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc., which currently has research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our micro-catheters.

As of March 31, 2007, we have also filed 53 patent applications in major international markets, of which 26 have been validated or granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

We also obtained rights to certain technology by entering into license arrangements. Pursuant to a license agreement with Target Therapeutics, we obtained an exclusive, royalty-free, worldwide license under certain patents issued in the United States and corresponding international patents to use Target Therapeutics' technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license applies to any of Target Therapeutics’ technology developed through May 1996 and will terminate on April 23, 2013, the expiration date of the last-to-issue of the licensed patents covering Target Therapeutics’ technology developed prior to May 31, 1996, unless terminated earlier upon a breach, specified insolvency and bankruptcy related events or our failure to continue to be engaged in specified fields of business for 12 months. In addition to this exclusive license to use Target Therapeutics’ technology to develop products for electrophysiological diseases, we obtained a non-exclusive license to use Target Therapeutics' technology, provided we make a substantial improvement on such technology, for the diagnosis or treatment of diseases of the heart other than by balloon angioplasty. As defined in the agreement, a substantial improvement is any modification, improvement or enhancement of Target Therapeutics’ technology that results in a material change in the function, purpose or application of a particular product incorporating Target Therapeutics’ technology.

Under the Target Therapeutics’ agreement, we granted back to Target Therapeutics an exclusive, royalty-free, worldwide license to use technology developed by us through May 1996 in the fields of neurology, interventional neuropathology, interventional radiology, reproductive disorders and vascular prostheses. In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in these areas or to sell products, other than products utilizing Target Therapeutics' technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutics and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutics' technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if we intend to sell to a distributor, first notifying Target Therapeutics and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutics an amount equal to 40% of the gross profit for such product.

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

To date, we have received 510(k) clearances from the FDA for our PATHFINDER®, PATHFINDER® mini and TRACER® over-the-wire micro-catheter systems for mapping VT and REVELATION® micro-catheter system for mapping AF. In addition, we have received 510(k) clearance for our line of VENAPORT®, VUEPORT® and NAVIPORT® guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearances for a surgical probe, based on REVELATION® catheter technology, for the ablation of cardiac tissue during surgery, as well as for a longer version of the surgical probe with an integrated stabilization sheath.

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

Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to two years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant’s facilities and/or its investigator’s sites to audit the clinical data and/or the data collection process and procedures. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process and the panel’s recommendation is generally accepted.

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

We have confirmed that our ablation products, including the REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix will be designated as Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

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

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION® Tx micro-catheter system for AF in August 2000. As of December 2003, 98 patients had been treated with the REVELATION® Tx micro-catheter and 88 of those patients had been followed for at least six months, the time at which the trial’s primary end point (reduction in the frequency of symptomatic AF) was assessed. In January 2004, a summary of these data was submitted to FDA as an amendment to our original September 2002 analysis, which the FDA had indicated in June 2003, it would not approve. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA amendment submitted January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated the FDA’s position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION® Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. We have engaged in continuing dialogue with the FDA since our receipt of the non-approvable letter on May 28, 2004. At a meeting with the FDA’s CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION® Tx for AF, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured.

  On June 10, 2005, we met with the FDA’s CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of the meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

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

We have received regulatory approval to affix the CE Mark to our REVELATION®, REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix micro-catheters for treatment of AF as well as our PATHFINDER® diagnostic family of micro-catheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales before the end of 2007. However, there can be no assurance that we will be able to resume sales by that time.

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

The U. S. Congress had previously enacted and we received a “pass-through reimbursement allowance category” in March 2001 on all U.S. approved diagnostic and guiding catheter products including the PATHFINDER®, REVELATION®, TRACER®, NAVIPORT®, VUEPORT® and VENAPORT®. Pass-through reimbursement allowed for the direct charging of a specific product for reimbursement. The temporary category status expired on December 31, 2002. The products now sell without the need for such categorization.

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

Employees

At December 31, 2006, we had 37 employees, of whom 31 were full-time employees and 6 were part-time employees. Moreover, out of the 37 employees, 2 were engaged directly in research and new product development, 5 in regulatory affairs, quality assurance and clinical activities, 22 in manufacturing, 2 in sales and marketing and 6 in finance and administration. We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through a sale or other strategic transaction involving our Surgical Ablation System, public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of March 31, 2007 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise the further funding, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2006 of $4.5 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Our failure to raise capital when needed would likely cause us to cease our operations.

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

Our net losses were approximately $9.6 million for the year ended December 31, 2006 and approximately $8.3 million for the year ended December 31, 2005. As of December 31, 2006, our accumulated deficit was approximately $131.3 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

If we sell additional shares of our common stock or warrants, such sales will further dilute the percentage of our equity that you own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the closing price of our common stock and any future private placements will likely involve the issuance of securities at a discount to prevailing market prices. Depending upon the price per share of securities that we sell in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the Company’s calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, certain of our prior securities issuances have included, and future financings may also include, provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes.

Our current loan financing with Apix International Limited may have a dilutive effect on your investment.

We are in the process of finalizing documenting a financing arrangement for a loan of $13,560,000 of which $9,735,000 has been advanced to date, with the remaining balance funded at $225,000 on a bi-weekly basis.  At the option of Apix, all principal and accrued interest is convertible at any time into shares of common stock at $0.04 per share.  Assuming conversion of the entire principal and interest fee by the maturity date, December 31, 2007, we will be required to issue approximately 375,000,000 shares of our common stock.  In addition, in conjunction with the loan with Apix International Limited, we will be required to issue warrants to purchase up to 118,800,000 and 115,000,000 common stocks at $0.04 and $0.03 per share, respectively.  If the lender elects to exercise either the warrants or the conversion feature, or exercise both, it may dilute the ownership of our current stockholders.

The large number of shares issuable upon conversion of the Apix loan may result in a change of control.

Conversion into common stock of the entire principal and accrued interest may result in Apix controlling us.  It may be able to exert substantial influence over all matters submitted to a vote of our stockholders, including the election and removal of directors, amendments to our articles of incorporation and by-laws, and the approval of a merger, consolidation or sale of all or substantially all of our assets.

In addition, under the January 2007 term sheet with Apix, we are required to issue 5,000,000 preferred shares to Apix. These five million preferred shares will have a total of one hundred forty million votes at any shareholder meeting giving Apix control over the affairs of the Company. This concentration of ownership could inhibit the management of our business and affairs and have the effect of delaying, deferring or preventing a change in control or impeding a merger, consolidation, takeover or other business combination, which our stockholders may view favorably.

The audit report accompanying our 2006 financial statements expresses substantial doubt as to our ability to continue as a going concern.

As a result of our losses to date and accumulated deficit, the audit report on our 2006 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. The audit reports on our 2005 and 2004 financial statements contained similar explanatory paragraphs. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

We must obtain governmental approvals or clearances before we can sell our products.

Our products are considered to be medical devices and are subject to regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

•	Product design and development;
•	Product testing;
•	Product labeling;
•	Product storage;
•	Pre-market clearance and approval;
•	Advertising and promotion; and
•	Product sales and distribution

Before we can market any of our products in the United States or other countries, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance for devices that are classified as Class II or lower, or a PMA for devices classified as Class III, such as REVELATION® Tx, in order to market a product. Currently, the process for 510(k) clearance requires approximately 120 days and PMA application review process requires approximately six to twelve months. The PMA application review process is in addition to the time required to conduct clinical trials demonstrating safety and effectiveness. However, the timing of such processes can be uncertain and may involve significantly more time. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. The FDA may request extensive clinical data to support either 510(k) clearance or a PMA. The approval process, including any necessary clinical trials, can involve substantial expense. No assurance can be given that we will ever be able to obtain the necessary approvals for any of our products. Our failure to do so on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION® Tx micro-catheter, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product. In December 1997, the FDA approved a 10-patient AF feasibility study for mapping and ablation with the REVELATION® Tx. We received FDA approval to conduct a Phase III clinical trial for this system in 2000, and filed portions of the PMA application in 2001. On September 20, 2002, we submitted our PMA application to the FDA with data on more than 80 patients treated with our REVELATION® Tx micro-catheter system. We met with the Circulatory Systems Device Panel on May 29, 2003, and on that date, the Panel recommended that the FDA not approve our PMA application for the REVELATION® Tx linear ablation micro-catheter system. The Circulatory System Devices Panel felt that the efficacy data was not sufficiently clear and supportive for the approval. The Panel provided the FDA and the Company with several suggestions on how to possibly reexamine the existing data or how to collect more data on existing patients. On June 26, 2003, we received a letter from the FDA, which reiterated the recommendation of the Panel and stated the FDA concurred with the recommendation of the Panel. On January 20, 2004, we submitted an amended PMA application that provided new analysis, including data from an expanded patient base, to the FDA.

On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The letter stated that, although we had provided information on an additional 32 patients in the clinical trial in our PMA application amendment submitted in January 2004, the concerns identified in the FDA’s initial non-approvable letter of June 26, 2003 remain unresolved. Among other things, the FDA’s letter stated that FDA position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION® Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION® Tx for AF, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA’s CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of the meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

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

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed. As described above, we have devoted considerable resources to developing, testing and seeking regulatory approval for our REVELATION® Tx micro-catheter systems designed for ablation of AF. On May 28, 2004 we received a letter, dated May 21, 2004, from the FDA, stating that our PMA application for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. Among other things, the FDA’s letter stated the FDA’s position that the least burdensome approach to demonstrate the safety and effectiveness of REVELATION® Tx for the intended indication is to collect additional clinical data using a randomized clinical trial design. At a meeting with the FDA’s CDRH on June 18, 2004, the FDA representatives reiterated the view that data from an additional study would be necessary to demonstrate the effectiveness of REVELATION® Tx for AF, and that the nature of the trial’s primary goal would require a randomized clinical trial design. The development and implementation of a new clinical trial would require substantial expenditures and management attention, and the timing and success of any such trial cannot be assured. On June 10, 2005, we met with the FDA’s CDRH to continue the process towards seeking approval for the REVELATION(R) Tx ablation catheter for treatment of AF. The focus of the meeting was to exchange views on each other's positions and to discuss the issues stated in the May 21, 2004, and the June 26, 2003, FDA non-approvable letters. No conclusions were reached at the end of the three-hour meeting, but both sides agreed to continue the dialog.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

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

Currently, international sales and marketing of our PATHFINDER®, PATHFINDER® mini, REVELATION® and TRACER® micro-catheter systems are conducted through a number of exclusive distributors in certain European countries and Japan and a direct sales consultant in Europe. We have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. We do not currently plan to market our SAS ourselves, and are currently seeking a strategic transaction for this system. We cannot assure you that we will be able to enter into such an agreement on a timely basis or at all, that any distributor or licensee will devote adequate resources to selling our products, or that distribution relationships will not lead to costly and disruptive disputes. Our failure to establish and maintain successful distribution relationships would harm our business.

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

The market for catheters to diagnose or treat AF and VT is highly competitive. Our micro-catheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

•	Conventional catheters using the “drag and burn” or “dot to dot” technique;
•	Anti-arrhythmic and anti-coagulant drugs;
•	External electrical shock to restore normal heart rhythms and defibrillation;
•	Implantable defibrillators;
•	Purposeful destruction of the atrial-ventricular node followed by implanation of a pacemaker; and
•	Open-heart surgery known as the “maze” procedure

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

After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, and other regulatory agencies, including, but not limited to:

•	Fines;
•	Injunctions;
•	Recall or seizure of products;
•	Withdrawal of marketing approvals or clearances;
•	Refusal by the FDA to grant clearances or approvals; and
•	Civil and criminal penalties

We also are required to demonstrate and maintain compliance with the FDA’s QSR for all of our products. The FDA enforces the QSR through periodic inspections, including a pre-approval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the QSR and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER®, PATHFINDER® mini, REVELATION®, REVELATION® Tx, REVELATION® Helix, and TRACER® micro-catheters and VENAPORT®, VUEPORT® and NAVIPORT® guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP® radio frequency energy management devices during the first quarter of 2004.

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

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales before the end of 2007. However, there can be no assurance that we will be able to resume sales by that time.

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

A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

•	Export license requirements for our products;
•	Exchange rate fluctuations or currency controls;
•	Changes in the regulation of medical products by the European Union or other international regulatory agencies;
•	The difficulty in managing a direct sales force from aboard;
•	The financial condition, expertise and performance of our international distributors and any future international distributors;
•	Domestic or international trade restrictions; and
•	Changes in tariffs

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

Third-party payors may deny reimbursement if they determine that a prescribed device:

•	Has not received appropriate regulatory clearances or approvals;
•	Is not used in accordance with cost-effective treatment methods as determined by the payor; or
•	Is experimental, unnecessary or inappropriate

If we receive FDA clearance or approval, third-party reimbursement also would depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that:

•	Reimbursement for our products will be available domestically or internationally;
•	If available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems; or
•	Physicians will support and advocate reimbursement for procedures using our products

Failure by hospitals and other users of our products to obtain reimbursement from third-party payors or changes in government and private third-party payors’ policies toward reimbursement for procedures employing our products would harm our business. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

We currently manufacture our micro-catheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. For example, we currently do not have the ability to manufacture one of the components of our SAS in substantial quantities. We expect that if U.S. sales of our PATHFINDER® micro-catheter products, our REVELATION® micro-catheter products, or our SAS increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

•	Capacity constraints;
•	Production yields;
•	Quality control; and
•	Shortage of qualified personnel

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

Our facilities and manufacturing processes have undergone a successful annual surveillance audit by the European Notified Body in December 2004 and a pre-PMA inspection in December 2003. In January 2003 and March 2006, the FDA conducted an inspection of our quality system, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We face an inherent business risk of product liability claims in the event that the use or misuse of our products results in personal injury or death. We have received claims of this type in the past and may receive additional claims in the future. We cannot be certain, in particular after commercial introduction of our products, that we will not experience losses due to product liability claims. Although we currently have general liability and product liability insurance coverage, this coverage is subject to per-occurrence and annual limitations, as well as substantial deductibles. We cannot be certain that such coverage will be adequate or continue to be available to us on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. Although we label our micro-catheter products for single-use only, we are aware that some physicians are re-using such products. Moreover, despite labeling our micro-catheters for diagnostic use only, we believe that physicians are using such mapping micro-catheters for ablation. Multiple use or “off-label” use of our micro-catheters could subject us to increased exposure to product liability claims, which could have a material adverse effect on our business, financial condition and results of operations. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company. These provisions include:

•	The ability of the Board of Directors to alter our bylaws without stockholders’ approval;
•
The ability of the Board of Directors to issue, without stockholders’ approval, up to five million shares of preferred stock with rights set by the Board of Directors, which rights could be senior to those of our common stock; and

•	The elimination of the rights of stockholders to act by written consent

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease an approximately 29,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet clean-room, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our amended facility lease expires in May 31, 2007. Our existing leased facilities exceed our current needs and we believe that we will be able to obtain additional commercial space as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

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

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2006
First Quarter	$0.07	$0.04
Second Quarter	0.25	0.03
Third Quarter	0.09	0.05
Fourth Quarter	0.08	0.04

YEAR ENDED DECEMBER 31, 2005
First Quarter	$0.57	$0.31
Second Quarter	0.33	0.02
Third Quarter	0.13	0.06
Fourth Quarter	0.09	0.04

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of December 31, 2006, we had approximately 275 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

  We did not sell any unregistered securities during the quarter ended December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-KSB. With respect to this discussion, the terms “Cardima,” “Company,” “we,” “us,” and “our” refer to Cardima, Inc.

Forward Looking Statements
The forward-looking comments contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as the section entitled “Risk Factors” in Item 1 of Part I of this report

OVERVIEW AND PLAN OF OPERATION

Since 2001, our efforts have primarily focused on developing differentiated products that diagnose and treat AF, including our REVELATION® Tx micro-catheter for use in the EP market, and our SAS for use in the surgical market. Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia.

We have experienced significant operating losses since inception. We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue to pursue FDA approval for our REVELATION® Tx micro-catheter system, seek to sell or otherwise consummate a strategic transaction involving our SAS, and otherwise continue operations. Our primary focus is to obtain FDA approval in the United States of the REVELATION® Tx micro-catheter system for the treatment of AF.

On July 19, 2006, the FDA granted a review of the scientific dispute underlying its refusal to approve our 2002 pre-market approval application (PMA) for the REVELATION® Tx micro-catheter System. The review would be conducted by the FDA's Medical Devices Dispute Resolution Panel (MDDRP). The MDDRP would be comprised of medical experts who, after hearing presentations from both the FDA and us and conducting its own review of the issues, the MDDRP would make a recommendation to the Director of the FDA's CDRH as to whether it believes the PMA should be approved. The Director of the FDA’s CDRH will then make his own decision on whether to approve the PMA.

On March 23, 2007, the FDA announced that it will convene the MDDRP on April 19, 2007 to consider the approvability of our PMA for the REVELATION® Tx micro-catheter system for the treatment of symptoms associated with atrial fibrillation.

We believe that the data submitted in January 2004 in an amended PMA for the REVELATION Tx provides sufficient support for safety and effectiveness to reduce symptomatic AF burden and improve the quality of life of patients suffering from self-terminating but very uncomfortable AF within the least burdensome guidelines of the FDA.

We had cash and cash equivalents of approximately $942,000 as of December 31, 2006 and approximately $670,000 as of March 31, 2007. During 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix), which provided us a $3 million loan financing. On February 14, 2006, we entered into a new loan facility term sheet (the “New Loan Facility”) with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000.

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

(i)
Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;

(ii)	New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
(iii)
Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which is payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 28 votes per share at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 140 million votes at any such meeting; and (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of two (2) common shares for each preferred share tendered for conversion for a total of ten (10) million common shares in the event all preferred shares are tendered for conversion;

(iv)
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

(v)
Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 118,800,000 shares of the Company's common stock at an exercise price of $0.06 per share (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.04 per share. In addition, the Company has agreed to issue to Apix additional warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “New Warrants”). All warrants have a term of ten years;

(vi)	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
(vii)	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation.

Based on the above factors, Management concluded that there is substantial doubt as to our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and risk of loss at the shipping point.

Research and Development. Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Allowance for Notes Receivable Loss. The reserve for doubtful notes represents management’s estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also, specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual’s credit that we believe indicates the note is un-collectible. Note losses are charged off against the reserve, and while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly.

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. We also review our allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would record a charge to cost of goods sold.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, and have been provided for all periods presented.

Valuation of Derivative Financial Instruments. We adopted Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. All changes in fair value are reported in other income or expense.

Stock-Based Compensation. We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006. Prior to adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

Results of Operations - Years Ended December 31, 2006 and 2005

Net Sales

For the year ended December 31, 2006, revenues decreased 17% to $1,541,000 from $1,859,000 in 2005, primarily due to the drop in demand from Japan. The reduction in demand was primarily a result of the distributor’s reduction of orders following our reduced capacity during the year ended December 31, 2006 as a consequence of the June 2005 work furlough and the resulting reduced workforce in August 2005. This will result in continuing reduced sales from Japan in 2007.

North American sales decreased slightly by 7% to $636,000 from $682,000 in 2005 while European sales also decreased slightly by 7% to $255,000 from $275,000 in 2005. The decreases were directly related to the lack of salespersons in these regions. Sales in the Asia/Pacific market decreased by 28% to $650,000 from $902,000 in 2005. The decrease was primarily due to the order reduction from our distributor in Japan.

Cost of Goods Sold

Cost of goods sold for 2006 increased slightly to $2,023,000 from $1,999,000 for 2005. Cost of goods sold as a percentage of net sales increased by 21%, from 108% in 2005 to 131% in 2006. The increase in the cost of goods sold was directly related to the addition of manufacturing staff and related training.

Net Loss

Net loss increased by $1,205,000, or 15%, to $9,533,000 in 2006 from $8,328,000 in 2005. The increase in net loss resulted primarily from the other expense of $395,000 in 2006 compared with other income of $1,800,000 in 2005. These expense and income were mainly from the required quarterly valuation of the Apix warrants as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

Research and Development Expenses

Research and development expenses decreased 14% to $1,787,000 in 2006 from $2,074,000 in 2005. The decrease in 2006 was primarily due to the decrease in funding and product sales. Additionally the headcount in the research and development dropped from 8 in 2005 to 7 in 2006. The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	Year ended December 31,
	2006	2005
Clinical development programs	$1,110	$1,215
Research and preclinical programs	677	859
Total research and development	$1,787	$2,074

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2006 decreased 38% to $2,987,000 from $4,817,000 in 2005. Selling expenses for 2006 decreased 46% to $281,000 from $519,000 in 2005 primarily due to the August 2005 reduction in force. Marketing expenses for 2006 also decreased 41% to $161,000 from $273,000 in 2005. The decrease in marketing expenses was due to the reduction in force and fewer marketing events. General and administrative expenses for 2006 decreased 37% to $2,544,000 from $4,025,000 in 2005. The decrease in general and administrative expenses was primarily due to the August 2005 reduction in force.

Interest Expense

Interest expense for 2006 increased 16% to $3,899,000 from $3,350,000 in 2005. The increase was primarily due to the additional borrowing from Apix, the new loan fees’ amortization, and the new loan discount amortization in 2006.

Other Income and Expense

Other expense for 2006 was $395,000 compared with other income of $1,800,000 in 2005. These other income and expense were primarily related to the quarterly valuation of the Apix warrants.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $942,000 as of December 31, 2006 and $670,000 as of March 31, 2007. As of December 31, 2006, we had negative working capital of $13.3 million, and an accumulated deficit of approximately $131 million. These factors raise substantial doubt about our ability to continue as a going concern.

During 2005, we entered into a loan facility with Apix, which provided us a $3 million loan financing. On February 14, 2006, the Company entered into a new loan facility with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000. In January 2007, we entered into another new term sheet with Apix, which provides for the rollover of prior loan facilities of $3,660,000 and subsequent advances of $4,500,000 and an additional loan facility of $5,625,000.

Net cash used in operating activities was approximately $4,538,000 and $5,960,000 for the years ended December 31, 2006 and 2005, respectively, resulting primarily from operating losses incurred. Net cash used in investing activities was $112,000 in 2006 and related to the capital expenditures of property and equipment, as compared to $124,000 used in 2005 for the same expenditures. Net cash provided by financing activities was approximately $5,468,000 and $2,354,000 for the years ended December 31, 2006 and 2005, respectively, resulting primarily from the Apix loan financing and advances in 2006.

Contractual Commitments:

Following is a schedule of future contractual commitments at December 31, 2006 (in thousands):

	2007	2008	Total

Loan repayment	$10,468	$-	$10,468
Operating leases	115	-	115
Capital leases	21	22	43
Purchase obligations	52	-	52
Total minimum payments	$10,656	$22	$10,678

The total loan repayment of $10,468,000 and the total operating leases of $43,000 include interest payments of $603,000 and $3,000 interest payments, respectively. Our purchase obligations are guaranteed payments consisting of contracts relating to material purchasing.

Recent Financings

Agility Capital

On May 27, 2005, we entered into a $1.5 million secured loan agreement with Agility Capital, which funded us $300,000 of the loan on closing. Under the terms of the agreement, the lender at its sole discretion could fund the remainder in $200,000, $500,000 and $500,000 installments dependent on our achieving certain milestones. To secure its obligations under the loan agreement, we granted Agility Capital a security interest in substantially all of our assets, including our intellectual property. Also, according to the loan agreement, all amounts outstanding become due and payable the earlier of an event of default by the company or August 15, 2005. We were also required to pay Agility Capital an “Exit Fee” of $450,000 upon an Event of Default.

On June 16, 2005, Agility Capital notified us that in its view an event of default had occurred and that all amounts outstanding were then due and payable. The lender also swept our bank accounts containing approximately $456,000 and used the proceeds for repayment of the loan and a portion of the “Exit Fee” due under the loan agreement. Agility Capital also indicated that it was unwilling to fund further loans under the loan agreement.

On June 17, 2005, our cash balances were insufficient to continue operations and all the employees were placed on indefinite furlough in order to conserve cash.

Apix International

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

According to the loan agreement, we were required to pay a facility fee of $60,000, a due diligence fee of $25,000, a document review and preparation fee of $50,000 and an exit fee of $900,000 at the end of the loan agreement. All these fees were being amortized as non-cash interest expense over the life of the loan.

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

Additionally, we provided Apix warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. The warrants were free standing instruments. As of September 30, 2005, we have failed to file a registration statement with the SEC, as required by the loan agreement, to register all of the shares of Common Stock issued or issuable with respect to these warrants. Apix and we have entered into an amendment to the Loan Agreement to extend the date by which we are required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extends the date by which we are required to file a registration statement from September 30, 2005 to January 1, 2006.

On February 14, 2006, we entered into a new loan facility with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. In addition, we and the lender have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. In addition, we have granted the Lender a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. In addition, upon completion of the full funding under the new loan facility, we will grant the lender warrants to purchase an additional 8,000,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years; (iii) we have granted the lender the right to convert the loan principal, interest, facility fees and exit fees into shares of our common stock at a conversion price of $0.06 per share; (iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) we agree to register the shares underlying the loan principal, facility fees, and warrants on a registration statement on Form S-1 as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. We received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively.

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

(i) Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;
(ii) New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
(iii) Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which is payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 28 votes per share at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 140 million votes at any such meeting; and (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of two (2) common shares for each preferred share tendered for conversion for a total of ten (10) million common shares in the event all preferred shares are tendered for conversion;
(iv) Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;
(v) Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 118,800,000 shares of the Company's common stock at an exercise price of $0.06 per share (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.04 per share. In addition, the Company has agreed to issue to Apix additional warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “New Warrants”). All warrants have a term of ten years;
(vi) Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
(vii) Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best effort.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2005, BDO Seidman, LLP (the "Former Accountant") resigned as the independent registered public accounting firm for Cardima, Inc. (the "Company"). The Company engaged Marc Lumer & Company (the "New Accountant"), as its new independent registered public accounting firm. The Company's decision to engage the New Accountant was approved by its Board of Directors on October 18, 2005.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that the Former Accountant's opinion in its report on the Company's financial statements for each of the last two fiscal years expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our Chief Executive Officer and Chief Financial Officer concluded that:

•
Our inventory cost system had not been updated for current costs as required under GAAP. If undetected, this could have resulted in a material misstatement in our financial statements. In the course of the audit performed by our independent auditors, the inventory cost was updated and the cost to market comparison was made as required;

•
Recurring journal entries were not reviewed for possible discontinuation or adjustment of existing entries or addition of new entries. In the course of the audit performed by our independent auditors, all year-end recurring journal entries were reviewed and adjusted where required. The Company will schedule regular period end review of recurring journal entries;

•	Period-end accruals were not reviewed for accuracy. Based on an ad hoc review only, necessary adjustments were proposed and made. The Company will re-impose the review function;
•
Management failed to recognize departures from GAAP and has not utilized the resources at its disposal to review unusual or infrequent transactions for appropriate accounting reporting and disclosure. Specifically, the Company settled a dispute with its former Chief Executive Officer that resulted in the quantification of an existing contingent liability the fair value of which had been uncertain, and agreement as to repayment to us by that individual of a promissory note. The accounting treatment of this settlement failed to recognize the SFAS 5 Accounting for Contingencies and APB 21 Accounting for Interest on Receivables and Payables. The Company will regularly review material unusual or infrequent transactions with its existing financial counsel.

We believe that as a result of a lack of financial resources, we currently lack the expertise within our financial staff to manage our financial affairs. As our financial situation improves, we anticipate hiring additional personnel to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report.

Changes in Internal Controls

There were no changes to the internal controls, except as described in the previous paragraph, during the fourth quarter ended December 31, 2006, that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors of the Registrant

The following sets forth certain information regarding our directors as of March 31, 2007:

			Director
Name of Director	Age	Title	Since

Gabriel B. Vegh	67	Chief Executive Officer and	1992
		Chairman of our Board of Directors
Phillip Radlick, Ph.D.	69	Independent Consultant	1994
John R. Cheney	49	Director, Apix International Limited	2006
Tony K. Shum	38	Business Development Executive, HSBC	2006
Tina Sim	38	Independent Consultant	2006
Andrew K. Lee	36	Financial Consultant, Asia Peak Holdings Limited	2006

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

Ms. Tina Sim has been one of our directors since February 2006. Ms. Sim is currently semi-retired. Ms. Sim is a Chartered Accountant and a CFA Charter holder. From 1992 until 1995, Ms. Sim worked for Deloitte & Touche in Canada. From 1997 to 1999, Ms. Sim worked for Deloitte Touche Tohmatsu in Hong Kong. Ms. Sim’s background includes advisory work on general accounting, tax and regulatory matters and cross-border jurisdictional issues.

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

Executive Officers of the Registrant

In addition to Mr. Vegh, our Chief Executive Officer, whose information appears above, set forth below is our other executive officer. There are no family relationships among any of our directors or executive officers.

Mr. Eric Chan, Ph.D., F.E.S.C. (age 49) has been our Vice President of Product Development since June 1998. Prior to joining us, from August 1991 to March 1993, Mr. Chan was the Director of Engineering and from April 1993 to May 1998, Vice President of Engineering at Arrhythmia Research Technology, Inc. where he coordinated and directed the development of computerized cardiac electrophysiology and catheter lab systems, digital Holter and high-resolution ECG systems. Mr. Chan received his B.S.E.E. from Purdue University, his M.S.E. in Biomedical Engineering from the University of Texas at Austin, and his Ph.D. in Biomedical Engineering from the University of Texas at Austin. Mr. Chan completed the Global Bio-Executive Program at the University of California, Berkeley, Haas School of Business, in 2005. Mr. Chan was elected a Fellow of the European Society of Cardiology and a Senior Member of the Institute of Electrical and Electronic Engineers in 2003.

The information called for by Item 9, to the extent not set forth in “Directors and Executive Officers of the Registrant” above, is or will be set forth in the definitive proxy statement relating to Cardima’s 2007 annual meeting of shareholders pursuant to SEC Regulation 14A (the “Proxy Statement”). The Proxy Statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 9 are incorporated herein by reference pursuant to Instruction E to Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Cardima, Inc. (as incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 31, 2004).

3.2	Bylaws of Cardima, Inc. (as incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

10.1	1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003)

10.2
1997 Directors’ Stock Option Plan (Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

10.3
1997 Employee Stock Purchase Plan (Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

10.4	2003 Stock Option Plan (Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-106922) filed on July 10, 2003).

10.5
Loan Agreement dated August 28, 2005 by and between Apix International Limited and Cardima, Inc. (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2005).

10.6	10% Promissory Note of Cardima, Inc. dated August 26, 2005 (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2005).

10.7
Warrant Agreement to purchase shares of the common stock of Cardima, Inc. dated as of August 28, 2005 (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2005).

10.8
Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.9
Trademark Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.10
Patent Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.11
Patent, Trademark and Copyright Security Agreement dated August 12, 2005, by and between Cardima, Inc. and Apix International Limited (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2005).

10.12	Loan Facility Term Sheet (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

16.1
Letter from Former Accountant dated as of September 22, 2005 (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005).

23.1	Consent of Marc Lumer & Company, Independent Auditors.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

Date: April 17, 2007	By:	/s/ Gabriel B. Vegh
Gabriel B. Vegh
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gabriel B. Vegh, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gabriel B. Vegh	Chief Executive Officer, Acting Chief Financial	April 17, 2007
Gabriel B. Vegh	Officer, Acting Secretary and Chairman
(Principle Executive Officer)

/s/ Phillip Radlick, Ph.D.	Director	April 17, 2007
Phillip Radlick, Ph.D.

/s/ John R. Cheney	Director	April 17, 2007
John R. Cheney

/s/ Tony K. Shum	Director	April 17, 2007
Tony K. Shum

/s/ Tina Sim	Director	April 17, 2007
Tina Sim

/s/ Andrew K. Lee	Director	April 17, 2007
Andrew K. Lee

CARDIMA, INC.

REPORT OF MARC LUMER & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Marc Lumer & Company

San Francisco, California

April 13, 2007

4

CARDIMA, INC.
BALANCE SHEET
(In thousands, except per share amounts)
December 31, 2006
ASSETS
Current assets:
Cash and cash equivalent	$942
Accounts receivable, net of allowances for doubtful accounts of $14	415
Inventories (Note 2)	324
Prepaid expenses	123
Other current assets	62
Total current assets	$1,866

Property and equipment, net (Note 3)	280
Other assets	71
TOTAL ASSETS	$2,217

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$971
Accrued compensation	402
Loans payable (Note 4)	8,160
Warrant liabilities (Note 5)	3,044
Notes payable to related parties - current portion (Note 6)	8
Capital lease - current portion (Note 8)	21
Accrued interest and fee (Note 7)	2,308
Other current liabilities	96
Total current liabilities	$15,010

Capital lease - noncurrent portion (Note 8)	22
Notes payable to related parties - noncurrent portion (Note 6)	62

Commitments and contingencies (see note 8)

Stockholders' deficiency:
Common stock, $0.001 par value, 300,000,000 shares authorized, 102,354,679 shares issued and outstanding at December 31, 2006	118,418
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2006	-
Accumulated deficit	(131,295)
Total stockholders' deficiency	(12,877)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,217

See accompanying notes to financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005

Net sales	$1,541	$1,859
Cost of goods sold	2,023	1,999
Gross deficiencies	(482)	(140)

Operating expenses:
Research and development	1,787	2,074
Selling, general and administrative	2,987	4,817
Total operating expenses	4,774	6,891

Operating loss	(5,256)	(7,031)

Interest income	1	253
Interest expense	(3,899)	(3,350)
Other income /(expense)	(395)	1,800
Net loss	$(9,533)	$(8,328)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Shares used in computing basic and diluted net loss per share	101,696	101,408

See accompanying notes to financial statements

CARDIMA, INC.
Statements of Stockholders’ Equity(Deficit)
(In thousands, except number of share and per share amounts)

	No. of Shares	Common Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	101,305,613	$117,973	$(113,434)	$4,539
Common stock issued under employee stock plans	286,045	50	--	50
Expense for vesting of stock options granted to non-employees	--	1	--	1
Common stock issued to non-employees	22,000	2	--	2
Expense related to private placement	--	(27)	--	(27)
Net Loss	--	--	(8,328)	(8,328)
Balance at December 31, 2005	101,613,658	$117,999	$(121,762)	$(3,763)
Common stock issued under employee stock plans	711,021	28	--	28
Common stock issued to non-employees	30,000	1	--	1
Expense for vesting of stock options granted to employees	--	390	--	390
Net Loss	--	--	(9,533)	(9,533)
Balance at December 31, 2006	102,354,679	$118,418	$(131,295)	$(12,877)

See accompanying notes to financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,533)	$(8,328)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	123	201
Non-cash stock-based compensation	391	3
Derivative valuation	2,806	1,800
Gain on settlement	(35)	-
Excess and obsolete inventory	(18)	8
Write-off of interest income	26	-
Write-off of payroll tax refund liability	-	(245)
Bad debt reserve	(12)	-
Allowance for notes receivable from officers	-	575
Changes in operating assets and liabilities:
Accounts receivable	(138)	38
Inventories	81	483
Prepaid and other assets	396	187
Accounts payable, accrued compensation and other liabilities	102	(1,787)
Notes payable	70	-
Accrued interest & fee	1,203	1,105
Net cash used in operating activities	(4,538)	(5,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(112)	(124)
Net cash used in investing activities	(112)	(124)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(20)	(369)
Payments of issuance costs	-	(31)
Net proceeds from loan financing	5,460	2,700
Net proceeds from sale of common stock	28	54
Net cash provided by financing activities	5,468	2,354
Change in cash and cash equivalents	818	(3,730)
Beginning cash and cash equivalents	124	3,854
Ending cash and equivalents	$942	$124

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$6	$15
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$37	$-
Warrants issued for loan financing	$1,422	$3,000

See accompanying notes to financial statements.

CARDIMA, INC.
Notes to Financial Statements
December 31, 2006

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2006, the Company had cash on hand of $942,000, negative working capital of $13.3 million, and an accumulated deficit of approximately $131 million. These factors raise substantial doubt about its ability to continue as a going concern. In January 2007, the Company entered into a new loan facility of $5.6 million with Apix International Limited (Apix) as explained in Note 17, however, the ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan and raise additional funds.

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

Revenue Recognition

The Company recognizes revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and the risk of loss at the shipping point. The distributors do not have any price protection or return rights.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly, shipping and handling charges, testing costs and manufacturing overhead.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

The following table illustrates the effect on reported net loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards for the year ended December 31, 2005: (in thousands, except per share amounts):

Year ended December 31, 2005
Net loss applicable to common shareholders - as reported	($8,328)
Add:
Stock-based employee compensation expense included in
reported net income, net of applicable tax effects	---
Less:
Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of applicable tax effects	(778)
Pro forma net loss applicable to common shareholders	($9,106)

Basic and diluted net loss per share applicable to common
shareholders - as reported
As reported	($0.08)
Pro forma	($0.09)

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FASB 123 (R)”), Share-Based Payments, which was effective for the reporting period beginning on January 1, 2006. The statement required the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company, which had the option to either apply FASB 123 (R) on a modified prospective method or to restate previously issued financial statements, has chosen to utilize the modified prospective method. Under this method, the Company was required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 1, 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The total stock-based compensation expense was approximately $390,000 for the year ended December 31, 2006. The fair value of employee stock options granted was determined using the Black-Scholes method based on the following weighted-average assumptions:

	2006	2005
Expected life (years)	4.0	4.0
Interest Rate	4.6%	4.4%
Volatility	160%	128%
Dividend Yield	0%	0%

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are anti-dilutive. There are no differences between basic and diluted net loss per share for all periods presented.

The following table presents the calculation of basic and diluted net loss per share: (in thousands, except per share amounts)

	2006	2005
Net loss available to common shareholders	$(9,533)	$(8,328)
Weighted average common shares outstanding	101,696	101,408

Basic and diluted net loss per share available to common shareholders	$(0.09)	$(0.08)

The following historical outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders:

	2006	2005
Options to purchase common stock	5,108,628	7,557,035
Warrants to purchase common stock	75,793,526	49,369,168
Total	80,902,154	56,926,203

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less, when acquired, to be cash equivalents.

Allowance for Doubtful Accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowance for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable. For the period ended December 31, 2006, the Company established an allowance for doubtful accounts of $14,000.

Allowance for Loan Loss

  The allowance for loan loss represents management’s estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the note is un-collectible. Note losses are charged off against the reserve, and while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly. Interest is not accrued on non-performing loan. A loan is considered non-performing if the accrued interest is not received on the due date.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No.144, long-lived assets to be held are reviewed whenever events and changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not, an impairment to such value has occurred. During the year ended December 31, 2006, the Company believes that there has been no indicator of impairment.

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

Warrants

The Company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the Black-Scholes model. The value of warrants outstanding at the end of each fiscal quarter is marked to market based on a valuation using the Black-Scholes model.

Segment Reporting

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibilities. The Company operates in a single business segment, the manufacturing and sale of device-based medical therapies. All of the Company’s revenues have been derived from this business segment.

Fair Value of Financial Instruments

The Company’s financials instruments at December 31, 2006 consist of cash, accounts receivable, notes receivable from officers, accounts payable, warrant liabilities, other current liabilities, loan payable and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Off-Balance-Sheet Arrangements

As of December 31, 2006, the Company did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

2. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

December 31, 2006

Raw Materials	$139
Work-In-Process	86
Finished Goods	99
$324

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market. The Company had allowances for excess and obsolete inventory of $579,000 at December 31, 2006. The Company recorded adjustment to the lower of cost or market of $7,000 in 2006. Moreover, as of December 31, 2006, the Company has approximately $68,000 in inventories located in foreign countries, which were held by the local distributors.

3. Property and Equipment

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $123,000 and $201,000 for fiscal years 2006 and 2005, respectively.

Property and equipment consist of the following (in thousands):

December 31, 2006

Equipment	$1,888
Leasehold improvements	259
$2,147
Less accumulated depreciation and amortization	(1,867)
$280

Idle Equipment	$1,290
Less accumulated depreciation and amortization	(1,290)
$-

Equipment includes property and equipment financed under capital leases, which was $78,000 at December 31, 2006. Accumulated amortization related to leased assets was $37,000. With the June 2005 furlough and the August 2005 reduction-in-force, the Company has fully depreciated idle equipment in the amount of $1,290,000 as of December 31, 2006.

4. Loans Payable

On August 28, 2005, the Company entered into a $3,000,000 Secured Loan Agreement with Apix International Limited (Apix). The term of the loan was six months. All the loan-related fees were amortized over the period from August 2005 to February 2006. On February 14, 2006, the Company entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. The term of this new loan facility was three months. All the additional new facility-related fees were amortized over the period from February 2006 to May 2006. In addition, the Company and Apix have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant has been adjusted to $0.06 per share. Moreover, the Company has granted Apix a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. Furthermore, upon completion of the full funding under the new loan facility, the Company has granted Apix warrants to purchase an additional 8,000,000 shares of its common stock at an exercise price of $0.06 per share for a term of ten years; (iii) the Company has granted Apix the right to convert the loan principal, interest, facility fees and exit fees into shares of its common stock at a conversion price of $0.06 per share; (iv) the facility fee has been increased from $60,000 to $80,000. In addition, the exit fee has been increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) the Company agrees to register the shares underlying the loan principal, facility fees, and warrants on a registration statement as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. The Company filed a registration statement Form SB-2 on May 31, 2006 and it was withdrawn on October 26, 2006. The Company used the interest method to amortize all the loan fees over the life of the loan. The Company received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively.

On May 18, 2006, the Company was not able to repay this Apix loan. The Company’s failure to repay the principle and interest by the maturity date constituted an event of default pursuant to the loan agreement. To secure the repayment of principle and interest to Apix under the loan agreement, the Company entered into a (i) Security Agreement, (ii) Trademark Security Agreement, (iii) Patent Security Agreement, and (iv) Patent, Trademark and Copyright Security Agreement with Apix, granting Apix a first priority security interest in all of the Company’s assets and intellectual property now owned or hereafter acquired. Apix’s remedies upon default of the loan agreement include taking procession and selling the collateral, the occurrence of which would cause the Company to cease its operations indefinitely.

The Company had not received a notice of default from Apix, nor has Apix indicated to the Company that it intended to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March 31, 2006, Apix has made advances to the Company in the amount of $4,500,000 through December 31, 2006. The Company’s loans payable balance as of December 31, 2006 and 2005 was $8,160,000 and $2,700,000, respectively.

The table below summarizes the activities in the loans payable account:

Amount
August 2005 loan facility	$3,000,000
February 2006 loan facility	660,000
April 2006 to December 2006 advances	4,500,000
Total	$8,160,000

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

(i)
Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;

(ii)	New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
(iii)
Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which is payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 28 votes per share at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 140 million votes at any such meeting; and (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of two (2) common shares for each preferred share tendered for conversion for a total of ten (10) million common shares in the event all preferred shares are tendered for conversion;

(iv)
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

(v)
Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 118,800,000 shares of the Company's common stock at an exercise price of $0.06 per share (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.04 per share. In addition, the Company has agreed to issue to Apix additional warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “New Warrants”). All warrants have a term of ten years;

(vi)	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
(vii)	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation.

  With the loan agreement’s optional conversion clause on all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period.

5. Warrant Liabilities

The Company had the following warrant liabilities outstanding:

	Total	Value at	Value at
	Warrant Shares	Inception	December 31, 2006

August 2005 Loan	30,000,000	$3,000,000	$1,476,000
February 2006 Loan	31,800,000	$1,421,740	$1,567,740
			$3,043,740

The Company used the Black-Scholes valuation model to value the warrants at each balance sheet date and recorded the respective (income) or expense based on the following:

	Warrant Granted	FMV	Strike Price	Remaining Life ( in years)	Interest Rate	Volatility	Change in Value

Q1 2006	Aug-05	$0.05	$0.06	9.42	4.73%	128%	$47,420
Feb-06		$0.05	$0.06	9.92	4.73%	128%	$177,000
Q1 2006 Total							$224,420

Q2 2006	Aug-05	$0.09	$0.06	9.17	5.08%	160%	$1,275,180
Feb-06		$0.09	$0.06	9.67	5.08%	160%	$1,206,000
Q2 2006 Total							$2,481,180

Q3 2006	Aug-05	$0.05	$0.06	8.92	4.68%	160%	($1,254,000)
Feb-06		$0.05	$0.06	9.42	4.68%	160%	($1,332,420)
Q3 2006 Total							($2,586,420)

Q4 2006	Aug-05	$0.05	$0.06	8.67	4.56%	160%	$147,000
Feb-06		$0.05	$0.06	9.17	4.56%	160%	$155,820
Q4 2006 Total							$302,820

FY2006 Total							$422,000

6. Note Payable to Related Parties

As previously disclosed, the Company’s former President and Chief Operating Officer, Mr. William K. Wheeler, has threatened to sue the Company for the recovery of $375,000 plus interest, which he has claimed that he was owed under the terms of his amended executive agreement. He made a settlement proposal, which would extinguish his repayment obligation on the loan that he had received from the Company in June 2000 and May 2001, in the total principal amount of $192,500.

In December 2006, a settlement agreement was reached in principle, which the Company would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively. The net of these two values of $70,265 is the note payable balance as of December 31, 2006.

7. Accrued Interest and Fee

As of December 31, 2006, the Company had accrued loan fees of $1,715,000 and loan interest of $593,000 in conjunction with the Apix loan financings in August 2005 and February 2006.

8. Commitments and Contingencies

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2007. The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2007	$115	$21
2008	-	22
Total minimum lease payments	115	43
Less amounts representing interest	N/A	3
Present value of net minimum lease payments	$115	$40

Rent expense was approximately $260,000 in 2006, and $385,000 in 2005.

Contingencies

The Company is subject to numerous risks and uncertainties because of the nature and status of its operations and could be subject to claims and legal actions arising in the ordinary course of business. The Company maintains insurance coverage for events in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to the Company’s financial position or results of operations.

9. Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. During the year ended December 31, 2006 and 2005, revenues to the Company’s largest customer, Paramedics Co. Ltd. in Japan, comprised 42% and 48% of the Company’s total net product sales respectively. No other single customer represented greater than 10% of net product sales in the years 2006 and 2005. Accounts receivable from this customer were $284,100 and $214,800 at the end of 2006 and 2005, respectively. The total export sales represented 59% of net sales for the year ended December 31, 2006. Allowances for doubtful accounts were $14,000 and $26,000 as of December 31, 2006 and 2005, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2006		2005

United States	$624	41%	$682	36%
Germany	146	9%	137	8%
Europe - Other	109	7%	138	8%
Japan	650	42%	897	48%
Others	12	1%	5	0%
Total Net Sales	$1,541		$1,859

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales before the end of 2007. However, there can be no assurance that we will be able to resume sales by that time.

The Company’s diagnostic product group, namely the Pathfinder® family of micro-catheter systems, accounted for 74% and 73% of net sales for the years ended December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the Company had loans payable in the amount of $8,160,000, which was financed by one single lender, Apix International Limited.

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business. From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000. As at the end of December 31, 2006, the Company has cash of $942,000.

10. Stockholders’ Equity

The Company is authorized to issue two classes of stock, common stock and preferred stock. The total number of shares of common stock authorized to be issued is three hundred million, par value $0.001 per share, and the total number of shares of preferred stock authorized to be issued is five million, par value $0.001 per share.

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock. The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Series A preferred stock is non-redeemable, and has certain liquidation preferences. There were no shares of preferred stock outstanding at December 31, 2006.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. No dividends have been declared to date.

As of December 31, 2006, the Company had 102,354,679 outstanding shares of common stock, options to purchase 5,108,628 shares of common stock and warrants to purchase 75,793,526 shares of common stock.

Warrants

The following table summarizes information about warrants outstanding at December 31, 2006 and the number of shares of common stock that the holders are entitled to purchase:

Date	In Connection With	Price Range	Outstanding	Expiration Date
October-2002	Finance Consulting for Public Relations	$0.90	160,000	October-2007
January-2003	Private Placement	$0.83	505,332	January-2007
March-2003	Private placement	$1.25	1,176,470	March-2007
March-2003	Private Placement Commission	$0.94	294,117	March-2007
April-2003	Private Placement	$0.935-$1.25	1,758,234	April-2007
April-2003	Private Placement Commission	$1.34	404,440	April-2007
August-2003	Private Placement Commission	$0.779 - $0.838	721,552	August-2008
December-2003	Private Placement	$0.96	1,074,993	December-2007
December-2003	Private Placement Commission	$0.957-$1.238	324,297	December-2008
November-2004	Private Placement	$0.43	6,586,165	November-2009
November-2004	Private Placement Commission	$0.43	987,926	November-2009
February-2006	Loan Financing	$0.06	61,800,000	February-2016
	Total Warrants Outstanding		75,793,526

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

On August 26, 2005, the Company issued warrants with registration rights to purchase an aggregate of 30,000,000 shares of our common stock at an exercise price of $0.10 per share. The warrants would be exercisable beginning on August 28, 2005 for a period of ten years. The August 2005 warrants were valued at inception and revalued at December 31, 2005 and the change in the fair value of the August 2005 warrants on the two valuation dates were recorded as other income of $1,800,000 for the year ended December 31, 2005. As the registration was not yet declared effective by December 31, 2005, the $1,200,000 fair value of August 2005 warrants was reported on the balance sheet as warrant liability at December 31, 2005.

On February 14, 2006, pursuant to the New Loan Facility, the Company adjusted the exercise price of the August 2005’s 30,000,000 warrants to $0.06 per share. In addition, the Company has issued new warrants to purchase 31,800,000 shares of the Company’s common stock at an exercise price of $0.06 per share. These 61,800,000 warrants would be exercisable beginning on February 14, 2006 for a period of ten years.

As of December 31, 2006, the Company has reserved 75,793,526 shares of common stock for issuance upon exercise of all the warrants described above.

On January 15, 2007, the Company entered into a new term sheet with Apix International Limited, which will require us to issue additional warrants to Apix (see Note 17).

11. Stock Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006. The total stock-based compensation expense was approximately $390,000 for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for the stock-based compensation expense under the recognition and measurement provisions of APB Opinion No. 25. Accordingly, the Company did not typically recognize compensation expense for stock option grants, as it granted stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Prior to adoption, the Company disclosed such expenses on a pro forma basis in the notes to its financial statements.

The following table illustrates the effect on reported net loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards for the year ended December 31, 2005: (in thousands, except per share amounts):

Year ended December 31, 2005
Net loss applicable to common shareholders - as reported	($8,328)
Add:
Stock-based employee compensation expense included in
reported net income, net of applicable tax effects	---
Less:
Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of applicable tax effects	(778)
Pro forma net loss applicable to common shareholders	($9,106)

Basic and diluted net loss per share applicable to common
shareholders - as reported
As reported	($0.08)
Pro forma	($0.09)

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

Under the Stock Plan, except 10% stockholders, the exercise price of incentive stock option will not be less than 100% of the fair value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. Standard option issuances are for grants with vesting periods of four years with six months 12.5% cliff vesting and ratable monthly vesting thereafter. However, in no event shall an incentive stock option granted under the Stock Plan be exercisable more than 10 years from the date of the grant, and in the case of 10% stockholders, no more than 5 years from the date of the grant.

The following table summarizes activities under the 2003 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2004	2,154,000	2,046,000	$0.37 - $1.24	$0.95
Shares Reserved in 2005	4,000,000	---	---	---
Options Granted in 2005	(1,431,000)	1,431,000	$0.06 - $0.35	$0.06
Options Cancelled in 2005	645,531	(645,531)	$0.66 - $0.71	$0.71
Balance as of 12/31/2005	5,368,531	2,831,469	$0.06 - $1.24	$0.53
Shares Reserved in 2006	---	---	---	---
Options Granted in 2006	(200,500)	200,500	$0.05 - $0.25	$0.07
Options Cancelled in 2006	948,198	(948,198)	$0.05 - $1.04	$0.48
Balance as of 12/31/2006	6,116,229	2,083,771	$0.05 - $1.24	$0.45

At December 31, 2006, 2,083,771 options were outstanding and exercisable under the 2003 Stock Plan. All options granted in 2006 and 2005 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted under the Stock Plan was $0.07 and $0.06 per share for 2006 and 2005 respectively.

The following table summarizes information about stock options outstanding under the 2003 Stock Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$0.06 - $0.07	1,212,000	9.0	$0.06	341,531	$0.06
$0.25 - $1.24	871,771	7.2	$0.99	651,406	$1.01
	2,083,771	8.2	$0.45	992,937	$0.68

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

The 1993 plan expired on June 10, 2003, and no additional grants would be made under this plan.

The following table summarizes activities under the 1993 Stock Option Plan:

	Outstanding Options
	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2004	4,116,049	$0.34 - $7.00	$1.21
Options Exercised in 2005	---	---	---
Options Cancelled in 2005	(120,546)	$0.34 - $3.25	$1.29
Balance as of 12/31/2005	3,995,503	$0.34 - $7.00	$1.20
Options Exercised in 2006	---	---	---
Options Cancelled in 2006	(1,310,646)	$0.34 - $7.00	$1.21
Balance as of 12/31/2006	2,684,857	$0.34 - $5.25	$1.18

At December 31, 2006 and 2005, 2,684,857 and 3,972,466 options were outstanding and exercisable under the plan, respectively. There were no options granted in 2006 and 2005.

The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$0.34 - $1.49	1,676,303	4.81	$0.92	1,635,532	$0.91
$1.50 - $5.25	1,008,554	4.67	$1.63	1,008,554	$1.63
	2,684,857	4.76	$1.18	2,644,086	$1.19

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan. A total of 900,000 shares of common stock have been reserved for issuance under this plan, which included a reservation of 700,000 shares in 2005. This plan provides for the grant of non-statutory stock options to non-employee directors of the Company. In 2006, options to purchase 340,000 shares were granted with a weighted average exercise price of $0.06. In 2006, 290,000 options were cancelled with a weighted average exercise price of $0.50 and no options were exercised. A total of 8,000 options are outstanding and exercisable under this plan.

The following table summarizes activity under the 1997 Director’s Stock Option Plan:

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2004	106,000	90,000	$0.84 - $1.94	$1.47
Shares Reserved in 2005	700,000	---	---	---
Options Granted in 2005	(208,000)	208,000	$0.10	$0.10
Balance as of 12/31/2005	598,000	298,000	$0.10 - $1.94	$0.51
Options Granted in 2006	(340,000)	340,000	$0.03 - $0.07	$0.06
Options Cancelled in 2006	290,000	(290,000)	$0.10 - $1.94	$0.50
Balance as of 12/31/2006	548,000	348,000	$0.03 - $1.45	$0.09

On December 31, 2006, options covering 348,000 shares were outstanding and 8,000 shares were exercisable under the 1997 Directors’ stock Option Plan. All options granted in 2006 were granted at exercise prices equal to the common stock’s fair value. The weighted average fair value of options granted under the plan was $0.06 and $0.05 per share for 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding under the 1997 Directors’ Stock Option Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$0.03 - $0.07	340,000	9.48	$0.06	-	---
$0.08 - $1.45	8,000	5.92	$1.01	8,000	$1.01
	348,000	9.40	$0.09	8,000	$1.01

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and has reserved 2,500,000 shares of common stock for issuance under the purchase plan. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2006, 2,040,333 shares of common stock have been issued under the purchase plan. In 2006 and 2005, a total of 537,129 and 286,045 shares were issued under the plan, respectively.

Share-Based Compensation to Non-Employees

On March 5, 2003, the Company granted non-statutory stock options to certain directors of the corporation to purchase 121,998 of common stock at $1.03 per share and with immediate vesting. A Black-Scholes calculation was used to record $55,000 of non-cash stock compensation expense in 2004.

On June 30, 2003, the Company approved a grant of 100,000 non-qualified stock options to a consultant with an immediate vesting of one third of the shares and monthly vesting for the remaining portion of the grant, over a two-year term. A Black-Scholes calculation was used to record $600, $9,000 and $21,000 of non-cash stock compensation expense in 2005, 2004 and 2003, respectively.

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

On October 22, 2003, the Company agreed to grant accelerated vesting and an extended exercise period for the stock options granted to a senior officer of the company as part of a negotiated separation agreement. All affected options were reclassified from Incentive Stock options to Non-Qualified options and a non-cash stock compensation expense was taken for the unvested portion of options with exercise prices below market value, as of the date of Board Approval. The non-cash stock compensation expense of $79,000 recorded in 2003 was based on the acceleration of vesting for 302,917 shares with exercise prices of $0.34 and $1.03.

On February 12, 2004, the Company approved a grant of 100,000 non-qualified stock options to a consultant with monthly vesting of shares over a four-year term. A Black-Scholes calculation was used to record $400, $11,000 of non-cash stock compensation expense in 2005 and 2004, respectively.

On July 9, 2005 and July 28, 2005, the Company approved a stock issuance in the amount of 10,000 and 12,000 shares of the common stock, respectively, to two consultants. A non-cash stock compensation expense of $2,000 was recorded in 2005.

On April 21, 2006, the Company approved a stock issuance in the amount of 30,000 shares of the common stock to a third party for its services. A non-cash stock compensation expense of $1,200 was recorded in 2006.

12. Related-Party Transactions

The Company has entered into employment agreements with several of its key employees. The agreements specify various employment-related matters, including confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits ranging from six months’ to thirty-six months’ salary in the event of termination without cause.

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 16, 2005, Dr. Radlick informed the Company that he was unable to repay the loan. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2006.

In June 2000, the Company entered into a note receivable agreement with William Wheeler, its President and Chief Operating Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note called for an initial payment by the Company of $142,500 with an additional $5,000 per month up to a maximum of $300,000. The note bears interest at the minimum Applicable Federal Rate and was due and payable in a single lump sum forty-eight months from the note date, or June 2005. The Board of Directors amended Mr. Wheeler’s agreement by granting Mr. Wheeler a $75,000 bonus in May 2001 in lieu of further additional monthly payments to him. As a security for the note, Mr. Wheeler granted Cardima a security interest in his vested stock options. At December 31, 2006, the balance of the loan is approximately $ 162,000. (See Note 6, “Notes Payable to Related Parties”.)

13. Income Taxes

There has been no provision for current or deferred federal or state income taxes for any period as the Company has incurred losses in all periods.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

	2006	2005
Tax benefit at expected federal rate	-34.00%	-34.00%
State, net of federal benefit	-5.80%	-5.80%
Research and development credits	-0.80%	0.00%
Non-deductible derivative and other expense	19.60%	0.10%
Net operating loss net benefited	21.10%	39.90%
Other, net	-0.10%	-0.20%
	0.00%	0.00%

As of December 31, 2006, the Company had federal and state net operating loss carry forwards of approximately $117,908,000 and $41,731,000 respectively. The federal and state net operating loss carry forwards expires at various dates beginning in 2007 through 2026, if not utilized.

The Company also had federal and state research and development tax credit carry forwards of approximately $1,129,000 and $1,072,000, respectively. The federal research and development tax credits begin to expire at various dates beginning 2008 through 2025, if not utilized. The state research and development tax credits carry forward indefinitely, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2006 are as follows (in thousands):

	December 31,	December 31
	2006	2005
Net operating loss carry forwards	$42,523	$42,284
Research credits carry forwards (federal and state)	1,836	1,702
Manufacturing investment credit carry forwards	78	78
Capitalized research and development	1,375	1,044
Other, net	532	597
Total deferred tax assets	46,344	45,705
Valuation allowance for deferred tax assets	(46,344)	(45,705)
	$-	$-

As of December 31, 2006 and 2005, the Company had deferred tax assets of approximately $46,344,000 and $45,705,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $641,000 and $3,342,000 during the years ended December 31, 2006 and 2005, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

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

14. License Rights

In May 1993, in exchange for an equity interest in the Company, Target Therapeutics, Inc. granted the Company an exclusive royalty-free worldwide license to use Target Therapeutics' technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutics’ technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutics’ technology. Under the License Agreement, the Company granted back to Target Therapeutics an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuro-radiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutics’ technology. Target Therapeutics granted the Company a non-exclusive, royalty-free license to use Target Therapeutics’ technology to make, use and sell or otherwise distribute the Company's products for use within the cardiology field, provided the Company's products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by the Company of Target Therapeutics’ technology in a particular product that results in a material change in the function, purpose or application of such product. The Company believes that the incorporation of electrodes in its micro-catheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, the Company granted to Target Therapeutics an exclusive, royalty-free license to use the Company's technology to make, have made, use and sell or otherwise distribute products within the Target Field.

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

15. Retirement Benefit Plan

The Company has a 401(k) plan (“the 401(k) Plan”) whereby eligible employees may contribute a percentage of eligible compensation but not greater than 60% of their earnings up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the 401(k) Plan

16. Subsequent Event

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

(i)
Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;

(ii)	New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
(iii)
Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which is payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 28 votes per share at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 140 million votes at any such meeting; and (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of two (2) common shares for each preferred share tendered for conversion for a total of ten (10) million common shares in the event all preferred shares are tendered for conversion;

(iv)
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

(v)
Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 118,800,000 shares of the Company's common stock at an exercise price of $0.06 per share (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.04 per share. In addition, the Company has agreed to issue to Apix additional warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (the “New Warrants”). All warrants have a term of ten years;

(vi)	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
(vii)	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation.

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales before the end of 2007. However, there can be no assurance that we will be able to resume sales by that time.