Form 10QSB
period 2007-03-31
CARDIMA INC
filed 2007-05-21
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________
FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007

or

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

Copies to:

Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, N.Y. 10006

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

As of May 18, 2007, there were 102,898,963 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CARDIMA, INC.

TABLE OF CONTENTS

PART I. Financial Information

PART II. Other Information

Description		Page

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

Signatures		19

PART I.  ITEM 1. Financial Statements
CARDIMA, INC.
BALANCE SHEETS
(In thousands, except per share amounts)
	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalent	$671	$942
Accounts receivable, net of allowances for doubtful accounts of $14	142	415
Inventories (Note 3)	513	324
Prepaid expenses	42	123
Other current assets	69	62
Total current assets	1,437	$1,866

Property and equipment, net (Note 4)	283	280
Other assets	71	71
TOTAL ASSETS	$1,791	$2,217

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,037	$971
Accrued compensation	438	402
Loans payable (Note 5)	9,510	8,160
Warrant liabilities (Note 6)	7,954	3,044
Notes payable to related parties - current portion (Note 7)	8	8
Capital lease - current portion (Note 9)	21	21
Accrued interest and fee (Note 8)	2,525	2,308
Other current liabilities	34	96
Total current liabilities	$21,527	$15,010

Capital lease - noncurrent portion (Note 9)	17	22
Notes payable to related parties - noncurrent portion (Note 7)	62	62

Commitments and contingencies (see note 9)
TOTAL LIABILITIES	$21,606	$15,094

Stockholders' deficiency:
Common stock, $0.001 par value, 300,000,000 shares authorized, 102,840,963 and 102,354,679 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	118,503	118,418
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Accumulated deficit	(138,318)	(131,295)
Total stockholders' deficiency	(19,815)	(12,877)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,791	$2,217

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net sales	$319	$384
Cost of goods sold	424	498
Gross losses	(105)	(114)

Operating expenses:
Research and development	903	416
Selling, general and administrative	884	670
Total operating expenses	1,787	1,086

Operating loss	(1,892)	(1,200)

Interest expense	(220)	(2,151)
Other income /(expense)	(4,911)	(225)
Net loss	$(7,023)	$(3,576)

Basic and diluted net loss per share	$(0.07)	$(0.04)

Shares used in computing basic and diluted net loss per share	102,673	101,638

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,023)	$(3,576)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	21	35
Non-cash stock-based compensation	66	119
Derivative valuation	4,910	1,646
Excess and obsolete inventory	51	85
Changes in operating assets and liabilities:
Accounts receivable	273	(2)
Inventories	(240)	56
Prepaid and other assets	74	65
Accounts payable, accrued compensation and other liabilities	40	(3)
Accrued interest and fees	217	729
Net cash used in operating activities	(1,611)	(846)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24)	(5)
Net cash used in investing activities	(24)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(5)	(5)
Net proceeds from loan financing	1,350	960
Net proceeds from sale of common stock	19	2
Net cash provided by financing activities	1,364	957
Change in cash and cash equivalents	(271)	106
Beginning cash and cash equivalents	942	124
Ending cash and equivalents	$671	$230

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$5	$1
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for loan financing	$-	$1,422

.

The accompanying notes are an integral part of these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations to be expected for the full year.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FASB 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement required us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company, which has the option to either apply FASB 123 (R) on a modified prospective method or to restate previously issued financial statements, has chosen to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R). For the three months ended March 31, 2007 and 2006, the Company recorded approximately $66,000 and $119,000, respectively in stock compensation expense.

Net Income (Loss) Per Common Share

Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. The Company has excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	March 31,	December 31,
	2007	2006

Warrants	73,817,607	75,793,526
Stock Options	4,467,643	5,108,628
Total Warrants and Options	78,285,250	80,902,154

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This Statement provides a single definition for fair value, a framework for measuring fair value and expanded disclosure concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective January 1, 2008 and the Company is currently assessing the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  The Company’s significant accounting policies are described in Note 1 to the Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. The accounting policies used in preparing the Company’s interim 2007 condensed financial statements are the same as those described in the Company’s annual report. The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgments and estimates. The Company’s critical accounting policies include those related to revenue recognition, stock-based compensation, derivative valuation and valuation of inventory.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of March 31, 2007, the Company has cash on hand of $671,000, negative working capital of $20.1 million, and an accumulated deficit of approximately $138.3 million. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw Materials	$173	$139
Work-In-Process	128	86
Finished Goods	212	99
	$513	$324

Inventories shown above are computed using the FIFO cost method and are adjusted to the lower of cost or market. The Company had allowances for excess and obsolete inventory of $630,000 and $579,000 at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the Company has approximately $90,000 of inventories located in foreign countries, which were held by the local distributors.

5. PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $21,000 and $35,000 for the three months ended March 31, 2007 and 2006, respectively.

Property and equipment consist of the following as of March 31, 2007 (in thousands):

	March 31, 2007	December 31, 2006

Equipment	$1,912	$1,888
Leasehold improvements	259	259
	2,171	$2,147
Less accumulated depreciation and amortization	(1,888)	(1,867)
	$283	$280

Idle Equipment	$1,290 $	$ 1,290
Less accumulated depreciation and amortization	(1,290)	(1,290)
	$-	$-

6. LOANS PAYABLE

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

The Company had not received a notice of default from Apix, nor has Apix indicated to the Company that it intended to place the Company in default under the loan agreement. In addition to the $3,660,000 loaned to the Company by Apix through March 31, 2006, Apix has made advances to the Company in the amount of $5,850,000 from April 1, 2006 through March 31, 2007. The Company’s loans payable balance as of March 31, 2007 and December 31, 2006 was $9,510,000 and $8,160,000, respectively.

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

•
Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;

•	New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
•
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

•
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

•
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

•	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
•	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation. As of May 15, 2007, the Company and Apix are in the process of finalizing all these documents.

  With the loan agreement’s optional conversion clause on all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period.

7. WARRANT LIABILITIES

The Company had the following warrant liabilities outstanding as of March 31, 2007:

	Total	Value at	Value as of	Value as of
	Warrant Shares	Inception	December 31, 2006	March 31, 2007

August 2005 Loan	30,000,000	$3,000,000	$ 1,476,000	$ 3,858,000
February 2006 Loan	31,800,000	$1,421,740	$ 1,567,740	$ 4,096,000
			$ 3,043,740	$ 7,954,000

The Company used the Black-Scholes valuation model to value the warrants at each balance sheet date and recorded the respective (income) or expense based on the following:

	Warrant Granted	FMV	Strike Price	Remaining Life ( in years)	Interest Rate	Volatility	Change in Value

Q1 2007	Aug-05	$0.13	$0.06	8.42	4.50%	160%	$2,382,000
	Feb-06	$0.13	$0.06	8.92	4.50%	160%	$2,528,100
Q1 2007 Total							$4,910,100

8. NOTE PAYABLE TO RELATED PARTIES

As previously disclosed, the Company's former President and Chief Operating Officer, Mr. William K. Wheeler, threatened to sue the Company for the recovery of his severance payment, accrued bonus, and employee benefits in the total amount of $418,000 plus interest, which he claimed was owed under the terms of his amended executive agreement. He previously made a settlement proposal, in which his severance claim would be offset by his repayment obligation on the loan that he had received from the Company totaling $192,500, plus payment by the company of all of his tax forgiveness liability of approximately $105,000. The issues of accrued bonus and other unknown liabilities were excluded from the settlement offer.

In December 2006, a settlement agreement was reached, in which the Company  offset Mr. Wheeler's loan plus various additional amounts against all his claims against the Company, including a release for all unknown claims, over a 59 month period. The Company agreed to pay the following additional amounts to Mr. Wheeler or on his behalf in addition to the settlement of the loan amount: (i) the employer taxes relating to this settlement agreement during the offset period, (ii) an initial payment of $10,000 to Mr. Wheeler, and (iii) two additional payments of $5,000 each to Mr. Wheeler in months 58 and 59.

The total cash payments to be made by the Company under the agreement will be approximately $42,000 payable over five years.  In accordance with the Accounting Principle Board ("APB") No. 21, "Interest on Receivables and Payables", the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note's interest rate).  The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively.  The net of these two values of $70,265 is the note payable balance as of March 31, 2007.  The final settlement agreement was executed on April 23, 2007.

9. ACCRUED INTEREST AND FEE

In conjunction with the Apix loan financings in August 2005 and February 2006, the Company had accrued loan interest and fees with balance of $2,525,000 and $2,308,000 as of March 31, 2007 and December 31, 2006, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2010. The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2007	$267	$21
2008	265	22
2009	272	-
2010	115	-
Total minimum lease payments	$919	$43
Less amounts representing interest	N/A	3
Present value of net minimum lease payments	$919	$40

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

11. INCOME TAXES

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the Company did not have unrecognized tax liabilities. During the first quarter of 2007, no additional income tax expense was recorded as a result of FIN 48 implementation.

12. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

United States	$ 250	79%	$ 173	45%
Europe	68	21%	83	22%
Asia -- Japan	0	0%	125	32%
Others	1	0%	3	1%
Total Net Sales	$ 319		$ 384

During the first quarter of 2007, the Company’s Japanese distributor notified the Company of its failure to maintain the legal documentation standard required to sell its PATHFINDER® in Japan. As a result, the Company had no sales in Japan during the first quarter of 2007. The Company understands that the reapplication process takes approximately six months. The Company is currently exploring its options with regard to selling the PATHFINDER® in Japan. During the reapplication process, the Company may have limited or no sales in Japan. The Company anticipates resuming commercial sales before the end of 2007. However, there can be no assurance that it will be able to resume sales by that time.

The Company’s diagnostic product group, namely the Pathfinder® family of micro-catheter systems, accounted for 81% and 73% of net sales for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, the Company had loans payable in the amount of $9,510,000, which was financed by one single lender, Apix International Limited.

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business. From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000. As of March 31, 2007, the Company had cash of $671,000.

13. SUBSEQUENT EVENTS

On April 19, 2007, the FDA’s Medical Device Dispute Resolution Panel (MDDRP) recommended to not approve the Company’s REVELATION® Tx Microcatheter System’s Pre-Market Application (PMA). The Company would consider its options regarding about this decision in the U.S. In addition, the Company would continue to market its next generation ablation electrophysiology (EP) systems, which include the REVELATION® T-Flex and the INTELLITEMP®, in the European Union and the rest of the world where it is licensed to promote and sell these products.

Since the FDA’S MDDRP recommendation of non-approval of the Company’s REVELATION® Tx Microcatheter System’s PMA, the Company stock price has dropped significantly. The lower stock price directly affects the quarterly valuation of the Apix warrant liabilities, which would be decreased to approximately $2,720,000 if valued using the Black-Scholes model with May 18, 2007’s closing stock price of $0.045. Thus the change of the warrant liabilities would increase other income in the amount of $5,234,000.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

Overview

Since 2001, our efforts have primarily focused on developing differentiated products that diagnose and treat AF, including our REVELATION® Tx micro-catheter for use in the electrophysiology (EP) market, and our Surgical Ablation System (SAS) for use in the surgical market. Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia.

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

On April 19, 2007, the FDA’s MDDRP recommended to not approve our REVELATION® Tx Microcatheter System’s PMA. We will consider our options regarding about this decision in the U.S. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION® T-Flex and the INTELLITEMP®, in the European Union and the rest of the world where we are licensed to promote and sell these products.

We had cash and cash equivalents of approximately $671,000 as of March 31, 2007. During 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix), which provided us a $3 million loan financing. On February 14, 2006, we entered into a new loan facility term sheet (the “New Loan Facility”) with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000.

On January 15, 2007, the Company entered into a new term sheet with Apix, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

•
Additional loan facility - Apix has granted the Company an additional loan facility in the amount of $5,625,000. Advances pursuant to the additional facility shall be made on a bi-weekly basis the Company’s discretion in denominations of $225,000 per advance;

•	New maturity date - the maturity date of the New Facility and Prior Facilities is the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment;
•
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

•
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

•
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

•	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.04 per share; and
•	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The terms of the new term sheet are not binding on the parties. Completion of the New Facility is contingent upon the negotiation and execution of definitive agreements and other documentation. As of May 15, 2007, the Company and Apix are in the final process of concluding all these documents.

Results Of Operations - Three Months Ended March 31, 2007 and 2006

Net Sales

Net sales for the quarter ended March 31, 2007 decreased 17% to $319,000 from $384,000 for the same period in 2006. The decrease in net sales was primarily attributable to the total revenue loss from Japan due to our Japanese distibutor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.

Regionally, with our increased sales and marketing efforts, net sales in the United States and Canada increased by 44% to $250,000 in the first quarter of 2007 from $173,000 for the same period in 2006. Due to our Japanese distibutor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan, net sales in our Japan/Asia region was none in the first quarter of 2007, compared with $125,000 for the same period in 2006. Net sales in our European region decreased 21% to $68,000 in the first quarter of 2007, from $83,000 in the comparable period of 2006. The decrease was due to the shift of focus of our European marketing consultant. Net sales in other regions decreased to $1,000 in the first three months of 2007, from $3,000 in the comparable period of 2006.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead. Cost of goods sold for the quarter ended March 31, 2006 decreased to $424,000 from $498,000 for the same period in 2006.

Cost of goods sold as a percentage of net sales increased from 130% to 133% for the three months ended March 31, 2007 as compared to the same period of the prior year. The increase in the cost of goods sold as a percentage of net sales for the three months ended March 31, 2007 was primarily related to the increase of manufacturing staff in the first quarter of 2007, as compared to the same period in 2006.

Net Loss

Net loss for the quarter ended March 31, 2007 was $7,023,000 as compared to a net loss of $3,576,000 for the same period in 2006. The increase was primarily attributable to: (i) the required quarterly valuation of the Apix warrants as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and (ii) the increased operating expenses in the preparation work for the FDA’s PMA meeting in April 2007.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended March 31, 2007 increased to $903,000 from $416,000, for the same period in 2006. The increase was primarily related to the expenses from the preparation work for the FDA’s MDDRP meeting on April 19, 2007.

Selling, Marketing, General and Administrative Expenses

Total selling, marketing, general and administrative expenses for the quarter ended March 31, 2007 increased to $884,000 from $670,000 for the same period in 2006. Selling expenses for the three months ended March 31, 2007 increased to $90,000 from $68,000 for the same period in 2006. Marketing expenses for the three months ended March 31, 2007 also increased to $126,000 from $37,000 for the same period in 2006. These increases were primarily related to the increased sales, marketing, and promotional activities during the first quarter of 2007 in order to stimulate the sales in the U.S. General and administrative expenses for the quarter ended March 31, 2007 increased to $668,000 from $514,000 for the same period in 2006. The increase was primarily attributable to the increase in the IT consulting services.

Interest Expense

Interest expense decreased to $220,000 in the first quarter of 2007 from $2,151,000 in the first quarter of 2006. The decrease was related to the recording of the amortization of the Apix loan fee and Apix warrant-related loan discount during the first three months of 2006.

Other Expense

Other expense increased to $4,911,000 in the first quarter of 2007 from $225,000 in the first quarter of 2006. The increase was related to the impact of our stock price increase on the quarterly valuation of the Apix warrants as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Liquidity and Capital Resources

In its opinion accompanying our December 31, 2006 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty. We had cash of approximately $671,000 as of March 31, 2007. Our management estimates that our financial resources will be sufficient to sustain our operations until December 15, 2007. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions may not be favorable to us. If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment.

Net cash used in operating activities for the first three months of 2007 was approximately $1,611,000, compared to the net cash used of $846,000 for the first three months of 2006. The increase was primarily due to expenses related to the preparation work for the FDA’s MDDRP meeting in April 2007. Net cash used in investing activities was approximately $24,000 in the first three months of 2007 related to the capital expenditures of property and equipment, as compared to $5,000 for the same period in 2006. Net cash provided by financing activities was approximately $1,364,000 for the first three months of 2007, compared to net cash provided of $957,000 for the same period in 2006. This change was primarily due to the loan proceeds and advances received from Apix.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Period-end review of allowances for excess and obsolete inventory was not performed accurately. The Company will re-impose the review function;
•
Management failed to recognize departures from GAAP and has not utilized the resources at its disposal to review unusual or infrequent transactions for appropriate accounting reporting and disclosure. Specifically, the Company did not have the requisite accounting skills in the area of accounting for convertible debt financing arrangements and associated derivatives. The Company will regularly review material unusual or infrequent transactions with its existing financial consultant.

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

Changes in Internal Controls

There were no changes to the internal controls during the first quarter ended March 31, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

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

DATE:	May 21, 2007	CARDIMA, INC.
/s/ Gabriel B. Vegh
Gabriel B. Vegh
Chairman, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)