Form 10KSB/A
period 2006-12-31
CARDIMA INC
filed 2007-05-30
CIK 1022570

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commissionfile number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3177883
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

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

EXPLANATORY NOTE

Following the initial filing of this Form 10-KSB on April 17, 2007, the Registrant discovered two inadvertent clerical typographical errors in the Statements of Operations and the Management Discussion and Analysis section included in the Form 10-KSB, specifically, the interest expense and the other income/(expense) for the year ended December 31, 2006. The Registrant is amending this Form-KSB to insert the correct the Statements of Operations for the year ended December 31, 2006 and the Management Discussion and Analysis section for the respective period. No disclosure was changed as a result of the error and there were no other changes to the Form 10-KSB for the year ended December 31, 2006.

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

Interest Expense

Interest expense for 2006 increased 16% to $3,897,000 from $3,350,000 in 2005. The increase was primarily due to the additional borrowing from Apix, the new loan fees’ amortization, and the new loan discount amortization in 2006.

Other Income and Expense

Other expense for 2006 was $381,000 compared with other income of $1,800,000 in 2005. These other income and expense were primarily related to the quarterly valuation of the Apix warrants.

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

CARDIMA, INC.

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

April 17, 2007

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

See accompanying notes to financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005

Net sales	$1,541	$1,859
Cost of goods sold	2,023	1,999
Gross deficiencies	(482)	(140)

Operating expenses:
Research and development	1,787	2,074
Selling, general and administrative	2,987	4,817
Total operating expenses	4,774	6,891

Operating loss	(5,256)	(7,031)

Interest income	1	253
Interest expense	(3,897)	(3,350)
Other income /(expense)	(381)	1,800
Net loss	$(9,533)	$(8,328)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Shares used in computing basic and diluted net loss per share	101,696	101,408

See accompanying notes to financial statements

CARDIMA, INC.
Statements of Stockholders’ Equity(Deficit)
(In thousands, except number of share and per share amounts)

	No. of Shares	Common Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	101,305,613	$ 117,973	$ (113,434)	$ 4,539
Common stock issued under employee stock plans	286,045	50	--	50
Expense for vesting of stock options granted to non-employees	--	1	--	1
Common stock issued to non-employees	22,000	2	--	2
Expense related to private placement	--	(27)	--	(27)
Net Loss	--	--	(8,328)	(8,328)
Balance at December 31, 2005	101,613,658	$117,999	$(121,762)	$(3,763)
Common stock issued under employee stock plans	711,021	28	--	28
Common stock issued to non-employees	30,000	1	--	1
Expense for vesting of stock options granted to employees	--	390	--	390
Net Loss	--	--	(9,533)	(9,533)
Balance at December 31, 2006	102,354,679	$118,418	$(131,295)	$(12,877)

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
$324

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market. The Company had allowances for excess and obsolete inventory of $579,000 at December 31, 2006. The Company recorded adjustment to the lower of cost or market of $7,000 in 2006. Moreover, as of December 31, 2006, the Company has approximately $68,000 inventories located in foreign countries, which were held by the local distributors.

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

.

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

CARDIMA, INC.

Date: May 24, 2007	By:	/s/ Gabriel B. Vegh
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

NAME	TITLE	DATE

/s/ Gabriel B. Vegh	Chief Executive Officer, Acting Chief Financial	May 24, 2007
Gabriel B. Vegh	Officer, Acting Secretary and Chairman
(Principle Executive Officer)

/s/ Phillip Radlick, Ph.D.	Director	May 24, 2007
Phillip Radlick, Ph.D.

/s/ John R. Cheney	Director	May 24, 2007
John R. Cheney

/s/ Tony K. Shum	Director	May 24, 2007
Tony K. Shum

/s/ Tina Sim	Director	May 24, 2007
Tina Sim

/s/ Andrew K. Lee	Director	May 24, 2007
Andrew K. Lee