Form 10QSB
period 2007-06-30
CARDIMA INC
filed 2007-08-30
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________
FORM 10-QSB

[X]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007

or

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

As of August 17, 2007, there were 10,289,839 shares (post-split) of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

CARDIMA, INC.
TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I.  ITEM 1.  Financial Statements
CARDIMA, INC.
BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalent	$217	$942
Accounts receivable, net of allowances for doubtful accounts of $33 for June 30, 2007 and $14 for December 31, 2006	182	415
Inventories (Note 4)	480	324
Prepaid expenses	11	123
Deferred expenses	1,746	-
Other current assets	45	62
Total current assets	$2,681	$1,866

Property and equipment, net (Note 6)	258	280
Other assets	71	71
TOTAL ASSETS	$3,010	$2,217

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$727	$971
Accrued compensation	437	402
Loans payable (Note 7)	11,205	8,160
Warrant liabilities	-	3,044
Conversion feature liabilities	400	400
Notes payable to related parties - current portion (Note 8)	8	8
Capital lease - current portion (Note 10)	19	21
Accrued interest and fee (Note 9)	5,412	2,308
Other current liabilities	32	96
Total current liabilities	$18,240	$15,410

Capital lease - noncurrent portion (Note 10)	14	22
Notes payable to related parties - noncurrent portion (Note 8)	60	62

Commitments and contingencies (see note 10)
TOTAL LIABILITIES	$18,314	$15,494

Stockholders' deficiency:
Common stock, $0.001 par value, 300,000,000 shares authorized, 10,289,839 (post-split) and 10,235,468 (post-split) shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	103	102
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,000,000 and none issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5	-
Additional Paid-In-Capital	118,939	118,316
Accumulated deficit	(134,351)	(131,695)
Total stockholders' deficiency	(15,304)	(13,277)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,010	$2,217

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC. STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006 (Restated)

Net sales	$260	$335
Cost of goods sold	531	440
Gross losses	(271)	(105)

Operating expenses:
Research and development	792	374
Selling, general and administrative	864	709
Total operating expenses	1,656	1,083

Operating loss	(1,927)	(1,188)

Interest expense	(1,665)	(1,194)
Other income /(expense) (Note 11)	7,959	(1,671)
Net loss	$4,367	(4,053)

Basic and diluted net loss per share	$0.42	$(0.40)

Shares used in computing basic and diluted net loss per share (post-split)	10,286	10,169

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 (Restated)

Net sales	$579	$719
Cost of goods sold	955	938
Gross losses	(376)	(219)

Operating expenses:
Research and development	1,695	790
Selling, general and administrative	1,748	1,379
Total operating expenses	3,443	2,169

Operating loss	(3,819)	(2,388)

Interest expense	(1,886)	(3,345)
Other income /(expense)	3,048	(3,324)
Net loss	$(2,657)	$(9,057)

Basic and diluted net loss per share	$(0.26)	$(0.89)

Shares used in computing basic and diluted net loss per share (post-split)	10,285	10,167

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Six Months Ended June 30,
	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,657)		$(9,057)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	49		62
Non-cash stock-based compensation	110		215
Non-cash interest expense	280		-
Non-cash change to warrant liability	(3,044)		4,127
Excess and obsolete inventory provision	142		97
Allowance for doubtful accounts	19		(13)
Loss on assets disposals	-		7
Changes in operating assets and liabilities:
Accounts receivable	252		115
Inventories	(298)		89
Prepaid and other assets	113		482
Accounts payable, accrued compensation and other liabilities	(312)		147
Accrued interest and fees	1,594		1,789
Net cash used in operating activities	(3,752)		(1,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27)		(18)
Net cash used in investing activities	(27)		(18)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(10)		(11)
Net proceeds from loan financing	3,045		2,535
Net proceeds from sale of common stock	19		2
Net cash provided by financing activities	3,054		2,526
Change in cash and cash equivalents	(725)		568
Beginning cash and cash equivalents	942		124
Ending cash and equivalents	$217		$692

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$11		$2
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired via capital lease obligations	$-		$37
Issuance of preferred stock to pay for accrued fees	$500		$-

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

Restatement of Previously Reported Financial Results

In response to the Security and Exchange Commission’s comment letter dated June 22, 2007, the Company will restate it’s December 31, 2006 financial statements.  After further research by the Company, the loan financing with Apix in February 2006 should be treated as a debt extinguishment in the first quarter of 2006.  As a result, an additional liability of $400,000 was accrued and is reflected on the restated March and June 30, 2006 financial statements below. Also approximately $1,000,000 in amortized fees previously recognized in the three months ended June 30, 2006 were accelerated to the quarter ender March 31, 2006.  The restatement had the following effect on prior reported results of operations:

CARDIMA, INC. STATEMENTS OF OPERATIONS (In thousands,except per share amounts) (Unaudited)

	Three months ended		Three months ended
	31-Mar-06	Adjustments	31-Mar-06
	As originally filed	(DR)/CR	As restated

Net sales	$384		$384
Cost of goods sold	498		498
Gross margin	(114)		(114)

Operating expenses:
Research and development	416		416
Selling, general and administrative	670		670
Total operating expenses	1,086		1,086

Operating loss	(1,200)		(1,200)

Interest expense	(2,151)		(2,151)
Other Income/(Expense)	(225)	(1,428)	(1,653)
Net loss	$(3,576)	(1,428)	$(5,004)

Basic and diluted net loss per share	$(0.04)		$(0.05)

Shares used in computing basic and diluted net loss per share	101,638		101,638

	Three months ended		Three months ended
	30-Jun-06	Adjustments	30-Jun-06
	As originally filed	(DR)/CR	As restated

Net sales	$335		$335
Cost of goods sold	440		440
Gross margin	(105)		(105)

Operating expenses:
Research and development	374		374
Selling, general and administrative	709		709
Total operating expenses	1,083		1,083

Operating loss	(1,188)		(1,188)

Interest expense	(1,412)	218	(1,194)
Other Income/(Expense)	(2,481)	810	(1,671)
Net loss	$(5,081)	1,028	$(4,053)

Basic and diluted net loss per share	$(0.05)		$(0.04)

Shares used in computing basic and diluted net loss per share	101,688		101,688

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

In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R).  For the six months ended June 30, 2007 and 2006, the Company recorded approximately $110,000 and $215,000, respectively in stock compensation expense.

Net Income (Loss) Per Common Share

Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.  The Company has excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	June 30,	December 31,
	2007	2006

Warrants (post-split)	20,945,493	7,579,352
Stock Options (post-split)	446,063	510,863
Total Warrants and Options (post-split)	21,391,556	8,090,215

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

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of June 30, 2007, the Company has cash on hand of $217,000, negative working capital of $15.3 million, and an accumulated deficit of approximately $134.4 million.  In addition, Apix, at its discretion, will continue to provide the bi-weekly funding to the Company.  These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The ability of the Company to continue operations through December 31, 2007 is largely dependent on continued funding from its lender under the agreement, which calls for bi-weekly advances, at the discretion of the lender.  Funding beyond December 31, 2007 will have to be secured from another party.  If the Company is unable to do so, the Company could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy its obligations.  (See also Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – “Liquidity and Capital Resources”).

4.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw Materials	$116	$139
Work-In-Process	149	86
Finished Goods	215	99
	$480	$324

Inventories shown above are computed using the FIFO cost method and are adjusted to the lower of cost or market.  The Company had allowances for excess and obsolete inventory of $721,000 and $579,000 at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, the Company has approximately: (i) $56,000 of inventories located in its warehouse facility in Netherlands. Additionally, $52,000 of inventory is being used by physicians in clinical testing in China,, the United Kingdom, and Germany.  For the six months ended June 30, 2007, net inventory increased by $156,000 which primarily due to the Company’s plan to increase sales both in the surgical and EP diagnostic areas in the upcoming quarters.

5. DEFERRED EXPENSES

In connection with the June 2007 loan financing with Apix, the Company accrued an additional $2,010,000 loan-related fees.  The Company used the interest rate method to amortize it over the life of the loan. As of June 30, 2007, the deferred expenses account balance was $1,746,000, which included $1,730,000 deferred Apix loan fees and $16,000 deferred insurance expenses.

6. PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.  Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $28,000 and $28,000 for the three months ended June 30, 2007 and 2006, respectively. Depreciated expense was $49,000 and $62,000 for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, a total of $2,000 fully depreciated equipments were disposed.

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Equipment	$1,913	$1,888
Leasehold improvements	259	259
	2,172	$2,147
Less accumulated depreciation and amortization	(1,914)	(1,867)
	$258	$280

Idle Equipment	$1,290	$1,290
Less accumulated depreciation and amortization	(1,290)	(1,290)
	$-	$-

7. LOANS PAYABLE

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

On January 15, 2007, the Company entered into a new term sheet with Apix, with the final financing agreements being executed on June 7, 2007, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

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
•
Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which is payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 2.8 votes per share (post-split) at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 14 million votes (post-split) at any such meeting; and (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of 0.2 common shares (post-split) for each preferred share tendered for conversion for a total of one (1) million common shares (post-split) in the event all preferred shares are tendered for conversion;

•
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

•
Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 11,880,000 shares (post-split) of the Company's common stock at an exercise price of $0.60 per share (post-split) (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.40 per share (post-split). In addition, the Company has agreed to issue to Apix additional warrants to purchase 2,000,000 shares (post-split) of the Company’s common stock at an exercise price of $0.30 per share (post-split) (the “New Warrants”). All warrants have a term of ten years;

•	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.40 per share (post-split); and
•	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The final financing agreements were executed on June 7, 2007. With the loan agreement’s optional conversion clause on all or any portion of the principal, the facility fee, the exit fee and the accrued interest due under the loan, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period.  In addition, as the lender gave up all of it’s rights that might be net settled in cash, the Company reversed it’s previously accrued warrant liability as required under EITF 00-19, and conversion liability which was accrued in February 2006 as part of a loss on extinguishment of debt. The entry was charged to other income in the current quarter in the amount of $7,954,000.

On June 7, 2007, the Company issued to Apix 5,000,000 shares of its Series A Preferred Stock (the “Series A Preferred”) in payment of a facility fee of $500,000 in connection with the execution of a Loan Agreement between the Company and Apix on June 7, 2007.  Each share of Series A Preferred is convertible into 0.2 shares of common stock (post-split) at the option of the holder thereof.  The Series A Preferred may be redeemed by the Company at any time at $0.10 per share.  Each share of Series A Preferred may be voted as a single class with the common stock on 2.4 votes per shares basis (post-split).

8. NOTE PAYABLE TO RELATED PARTIES

As previously disclosed in the Company’s June 30, 2006 Form 10-QSB, the Company’s former President and Chief Operating Officer, Mr. William K. Wheeler raised his defense against the Company’s collection efforts and he threatened to sue the Company for the recovery of his severance payment, accrued bonus, and employee benefits in the total amount of $418,000 plus interest, which he claimed was owed under the terms of his amended executive agreement.  He previously made a settlement proposal, in which his severance claim would be offset by his repayment obligation on the loan that he had received from the Company totaling $192,500, plus payment by the Company of all of his tax forgiveness liability of approximately $105,000.  The issues of accrued bonus and other unknown liabilities were excluded from the settlement offer.

As previously reported, in December 2006, a settlement agreement was reached in concept.  The final agreement with slightly different terms was signed in late April 2007, in which the Company offset Mr. Wheeler's loan plus various additional amounts against all his claims against the Company, including a release for all unknown claims, over a 59 months period. The Company agreed to pay the following additional amounts to Mr. Wheeler or on his behalf in addition to the settlement of the loan amount: (i) the employer taxes relating to this settlement agreement during the offset period, (ii) an initial payment of $10,000 to Mr. Wheeler, and (iii) two additional payments of $5,000 each to Mr. Wheeler in months 58 and 59.

The total cash payments to be made by the Company under the agreement will be approximately $42,000 payable over five years.  In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate).  The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively.  As the receivable and the payable are ‘nettable’ that is subject to offset, they are considered as one ‘net loan payable’ under state law and accounted as such.

9. ACCRUED INTEREST AND FEE

In conjunction with the Apix loan financings in August 2005, February 2006, and June 2007, the Company had accrued loan interest and fees with balance of $5,412,000 and $2,308,000 as of June 30, 2007 and December 31, 2006, respectively. The accrued interest and fees, related to the Apix loans described in Note 7, are as follows:

·	Accrued interest	$1,067,000
·	Accrued exit fees	$2,800,000
·	Accrued drawdown fees	$1,120,000
·	Accrued legal and other fees	$425,000

	Total accrued interest and loan fees is	$5,412,000.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2010.  The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2007	$178	$14
2008	265	22
2009	272	-
2010	115	-
Total minimum lease payments	$830	$36
Less amounts representing interest	N/A	3
Present value of net minimum lease payments	$830	$33

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

11. OTHER INCOME/(EXPENSES)

The Company reported other income of $7,959,000 for the quarter ended June 30, 2007.  The other income is attributable to the June 2007 Apix financing which no longer required the treatment of the Apix warrants as a liability as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

12. INCOME TAXES

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the Company did not have unrecognized tax liabilities.  During the first two quarters of 2007, no additional income tax expense was recorded as a result of FIN 48 implementation.

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended June 30,
	2007		2006

United States	$225	87%	$157	47%
Europe	120	46%	54	16%
Asia -- Japan	(85)	-33%	121	36%
Others	-	0%	3	1%
Total Net Sales	$260		$335

	Six Months Ended June 30,
	2007		2006

United States	$475	82%	$331	46%
Europe	188	33%	137	19%
Asia -- Japan	(85)	-15%	244	34%
Others	1	0%	7	1%
Total Net Sales	$579		$719

During the first quarter of 2007, the Company’s Japanese distributor notified the Company of its failure to maintain the legal documentation standard required to sell its PATHFINDER® in Japan.  As a result, the Company had no sales in Japan during the first two quarters of 2007.  In addition, in compliance with the local import rules, the Japanese distributor could not hold the items in inventory. As a concession, the Company agreed to hold it for the distributor in it’s own warehouse. During the period between the agreement to hold the inventory and its shipment, the Company entered into negotiation with a different distributor. To protect its relationships, the Company issued a return credit for the $85,000 of returned products during the second quarter of 2007. The Company understands that the reapplication process takes approximately nine to twelve months.  The Company is currently exploring its options with regard to selling the PATHFINDER® in Japan.  During the reapplication process, the Company may have limited or no sales in Japan.  The Company anticipates resuming commercial sales before the second quarter of 2008.  However, there can be no assurance that it will be able to resume sales by that time.  Furthermore, the Company entered into a distribution agreement with Robert Reid Inc. in Japan to be its exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. Robert Reid Inc. will not be able to start importing and selling our products until the reapplication process is complete.

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

As of June 30, 2007, the Company had loans payable in the amount of $11,205,000, which was financed by one single lender, Apix International Limited.

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business.  From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000.  As of June 30, 2007, the Company had cash of $217,000.

14. SUBSEQUENT EVENTS

On July 31, 2007, the Company announced that its Board of Directors had declared a reverse stock split, at a 1 for 10 ratio, effective at the opening of trading on July 31, 2007.  Following the split, the Company’s Common Stock will trade under a new ticker symbol, “CADM”.  The Board declared this reverse stock split pursuant to the discretionary authority granted by the vote of a majority of the Company’s outstanding shares at the 2007 Annual Shareholders Meeting held June 28, 2007.

On August 1, 2007, the Company entered into a distribution agreement with Robert Reid Inc., a medical equipment and supplies company in Japan as its exclusive distributor in the country.  The agreement has had an initial term of five (5) years.

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

On April 19, 2007, the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) recommended to not approve our REVELATION® Tx Microcatheter System’s PMA.  We will consider our options regarding about this decision in the U.S. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION® T-Flex and the INTELLITEMP®, in the European Union and the rest of the world where we are licensed to promote and sell these products.

Currently our primary focus is to start generating revenue from our surgical devices, which have FDA- approval in the United States.  Moreover, we currently have a plan to reach successively higher revenue levels in the third quarter and the fourth quarter of 2007 and in the first quarter of 2008. In addition, we plan to sign up new distributors in the United States to sell both our Surgical and EP Diagnostic products.  We do not expect to reach profitability in any of these quarters. We will still need to secure additional funding and our plan for product sales may be changed by any new lender.

We had cash and cash equivalents of approximately $217,000 as of June 30, 2007. During 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix), which provided us a $3 million loan financing.  On February 14, 2006, we entered into a new loan facility term sheet (the “New Loan Facility”) with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000.

On January 15, 2007, the Company entered into a new term sheet with Apix, with the final financing agreements being executed on June 7, 2007, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

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
•
Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility shall be $500,000 (the “Facility Fee”) which was paid on June 7, 2007 through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 2.8 votes per share (post-split) at any general or extraordinary meeting of the common shares of the company convened by the Company or its shareholders for a total of 14 million votes (post-split) at any such meeting; and resulting in a change of control as discussed in Part II, Item 2, “Unregistered sales of equity securities and use of proceeds.”, (b) convertible into common shares of the Company at any time at the sole and absolute discretion of the holder on the basis of 0.2 common shares (post-split) for each preferred share tendered for conversion for a total of one (1) million common shares (post-split) in the event all preferred shares are tendered for conversion;

•
Exit fees - the aggregate exit fees for the Prior Facilities and the New Facility shall be $2,800,000 plus $80,000 for each advance made which shall be due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of its assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

•
Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 11,880,000 shares (post-split) of the Company's common stock at an exercise price of $0.60 per share (post-split) (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.40 per share (post-split). In addition, the Company has agreed to issue to Apix additional warrants to purchase 2,000,000 shares (post-split) of the Company’s common stock at an exercise price of $0.30 per share (post-split) (the “New Warrants”). All warrants have a term of ten years;

•	Conversion price adjustment - the loan principal and exit fees are convertible into shares of the Company’s common stock at a conversion price of $0.40 per share (post-split); and
•	Registration rights - the Company agrees to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best efforts.

The final financing agreements were executed on June 7, 2007. With the loan agreement’s optional conversion clause on all or any portion of the principal, the facility fee, the exit fee and the accrued interest due under the loan, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion will be included in the Company's earnings during that period.  In addition, as the lender gave up all of its rights that might be net settled in cash, the Company reversed it’s previously accrued warrant liability as required under EITF 00-19. The entry was charged to other income in the current quarter in the amount of $7,954,000.

Results Of Operations – Three and Six Months Ended June 30, 2007 and 2006

Net Sales

Net sales for the quarter ended June 30, 2007 decreased 22% to $260,000 from $335,000 for the same period in 2006. The decrease in net sales was primarily attributable to our Japanese distributor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.  As a result, the Japanese distributor returned $85,000 of products in order to be in compliance of local import rules.

Net sales in the United States and Canada increased by 43% to $225,000 in the second quarter of 2007 from $157,000 for the same period in 2006.   Due to the loss of sales in Japan and our Japanese distributor’s product return, net returns in our Japan/Asia region was $85,000 in the second quarter of 2007, compared with net sales of $121,000 for the same period in 2006.  Net sales in our European region increased 122% to $120,000 in the second quarter of 2007, from $54,000 in the comparable period of 2006.  The increase was due to the increased sales and marketing efforts.  Net sales in other regions decreased to none in the second quarter of 2007, from $3,000 in the comparable period of 2006.

Net sales for the six months ended June 30, 2007 decreased 19% to $579,000 from $719,000 for the same period in 2006. The decrease in net sales was primarily attributable to the total revenue loss from Japan due to our Japanese distributor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.  In addition, the Japanese distributor returned $85,000 of products in order to be in compliance of local import rules.

Net sales in the United States and Canada increased by 44% to $475,000 in the six months ended June 30, 2007 from $331,000 for the same period in 2006.   Due to the loss of sales in Japan and our Japanese distributor’s product return, net returns in our Japan/Asia region was $85,000 in the six months ended June 30, 2007, compared with net sales of $244,000 for the same period in 2006.  Net sales in our European region increased 37% to $188,000 in the six months ended June 30, 2007, from $137,000 in the comparable period of 2006.  The increase was due to the increased sales and marketing efforts.  Net sales in other regions decreased to $1,000 in the six months ended June 30, 2007, from $7,000 in the comparable period of 2006.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead.  Cost of goods sold for the quarter ended June 30, 2007 increased to $531,000 from $440,000 for the same period in 2006.

Cost of goods sold as a percentage of net sales increased from 131% to 204% for the three months ended June 30, 2007 as compared to the same period of the prior year.  The increase in the cost of goods sold as a percentage of net sales for the three months ended June 30, 2007 was primarily related to approximately $85,000 of returned goods and an increase of manufacturing staff and inventory reserve in the second quarter of 2007, as compared to the same period in 2006.

Cost of goods sold for the six months ended June 30, 2007 increased to $955,000 from $938,000 for the same period in 2006.  Cost of goods sold as a percentage of net sales increased from 131% to 165% for the six months ended June 30, 2007 as compared to the same period of the prior year.  The increase in the cost of goods sold as a percentage of net sales for the six months ended June 30, 2007 was primarily related to approximately $85,000 of returned goods and an increase of manufacturing staff and inventory reserve in the first six months of 2007, as compared to the same period in 2006.  The increase of manufacturing staff is directly related to our plan to increase sales from the surgical and EP diagnostic areas in the upcoming quarters.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended June 30, 2007 increased to $792,000 from $374,000, for the same period in 2006.  Total research and development expenses for the six months ended June 30, 2007 increased to $1,695,000 from $790,000, for the same period in 2006.  The increase was primarily related to the expenses associated with the FDA’s MDDRP meeting on April 19, 2007.

Selling, Marketing, General and Administrative Expenses

Total selling, marketing, general and administrative expenses for the quarter ended June 30, 2007 increased to $864,000 from $709,000 for the same period in 2006.  Selling expenses for the three months ended June 30, 2007 increased to $118,000 from $60,000 for the same period in 2006. Marketing expenses for the three months ended June 30, 2007 also increased to $104,000 from $49,000 for the same period in 2006. These increases were primarily related to the increased sales, marketing, and promotional activities during the second quarter of 2007 in order to stimulate the sales in the U.S. and European Union.  General and administrative expenses for the quarter ended June 30, 2007 increased to $642,000 from $600,000 for the same period in 2006. The increase was primarily attributable to the increase in the IT consulting services.

Total selling, marketing, general and administrative expenses for the six months ended June 30, 2007 increased to $1,748,000 from $1,379,000 for the same period in 2006.  Selling expenses for the six months ended June 30, 2007 increased to $208,000 from $128,000 for the same period in 2006. Marketing expenses for the six months ended June 30, 2007 also increased to $230,000 from $87,000 for the same period in 2006. These increases were primarily related to the increased sales, marketing, and promotional activities during the first six months of 2007 in order to stimulate the sales in the U.S. and European Union.  General and administrative expenses for the six months ended June 30, 2007 increased to $1,310,000 from $1,163,000 for the same period in 2006. The increase was primarily attributable to the increase in the IT consulting services.

Interest Expense

Interest expense decreased to $1,665,000 in the second quarter of 2007 from $1,194,000 in the second quarter of 2006. Interest expense for the six months ended June 30, 2007 decreased to $1,886,000 from $3,345,000 for the same period in 2006.  The decrease was related to the Apix loan fee and Apix warrant-related loan discount during the first three and six months of 2006, respectively.

Other Income/(Expense)

Other income for the quarter ended June 30, 2007 was $7,959,000 as compared to other expenses of $1,671,000 for the same period in 2006.  Other income for the six months ended June 30, 2007 was $3,048,000 as compared to other expenses of $3,324,000 for the same period in 2006. The change was primarily attributable to the June 2007 Apix financing which no longer required the treatment of the Apix warrants as a liability as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Net Income/(Loss)

Net income for the quarter ended June 30, 2007 was $4,367,000 as compared to a net loss of $4,053,000 for the same period in 2006.  Net loss for the six months ended June 30, 2007 was $2,657,000 as compared to a net loss of $8,657,000 for the same period in 2006. The change or decrease was primarily attributable to the June 2007 Apix financing which no longer required the treatment of the Apix warrants as a liability as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Liquidity and Capital Resources

In its opinion accompanying our December 31, 2006 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty.  We had cash of approximately $217,000 as of June 30, 2007. Based on continuing funding from Apix, which is at the discretion of the lender, our management still estimates that our financial resources will be sufficient to sustain our operations until December 15, 2007.  Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions may not be favorable to us.  If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment.

Net cash used in operating activities for the first six months of 2007 was approximately $3,752,000, compared to the net cash used of $1,940,000 for the first six months of 2006. The increase was primarily due to expenses related to the FDA’s MDDRP meeting in April 2007 and the headcount increase in 2007.  Net cash used in investing activities was approximately $27,000 in the first six months of 2007 related to the capital expenditures of property and equipment, as compared to $18,000 for the same period in 2006.  Net cash provided by financing activities was approximately $3,054,000 for the first six months of 2007, compared to net cash provided of $2,526,000 for the same period in 2006.  This change was primarily due to the loan proceeds received from Apix.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the person acting as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Specifically, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Period-end review of allowances for excess and obsolete inventory was not performed accurately; and
•
We will have to restate prior period financial statements, in particular with respect to the loan financing with Apix International Limited in February 2006 that we concluded should be treated as a debt extinguishment in the first quarter of 2006.

We believe that due to lack of sufficient financial resources, we currently do not have sufficient systems and expertise to effectively and efficiently manage all of our financial transactions and financial reporting.  If and when our financial condition allows, we plan to hire additional personnel or consultants to remediate these control weaknesses.

Changes in Internal Controls

There were no changes to the internal controls during the quarter ended June 30, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II.                      OTHER INFORMATION

ITEM 1.                      Legal Proceedings

None.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2007, the Company issued to Apix International Limited (“Apix”) 5,000,000 shares of its Series A Preferred Stock (the “Series A Preferred”) in payment of a facility fee of $500,000 in connection with the execution of a Loan Agreement between the Company and Apix on June 7, 2007.  Each share of Series A Preferred is convertible into 0.2 shares of common stock (post-split) at the option of the holder thereof.  The Series A Preferred may be redeemed by the Company at any time at $0.10 per share.  Each share of Series A Preferred may be voted as a single class with the common stock on 2.4 votes per shares basis (post-split).

As a result of the Series A Preferred voting preference, Apix now controls the Company.  The Series A Preferred was issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3.                      Defaults Upon Senior Securities

None.

ITEM 4.                      Submission of Matters to a Vote of the Security Holders

The Company’s annual meeting of shareholders was held on June 28, 2007. At the meeting, the following matters were acted upon.

There were present in person or by proxy 147,280,606 shares of voting Common Stock, of a total of 242,840,963 shares of Common Stock entitled to vote.

The following five proposals were presented to the shareholders for their approval.

A.
Election of Directors.  The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name. The election of each nominee was approved by the shareholders.

Director	For	Withheld
Gabriel Vegh	146,771,012	509,594
Phillip Radlick, Ph.D.	146,659,999	620,607
Tina Sim	146,793,349	487,257
Tony Shum	146,797,014	483,592
John R. Cheney	146,713,514	567,092
Andrew Lee	146,793,349	487,257

B.
To increase the number of authorized shares of common stock issuable pursuant to the 1997 Employee Stock Purchase Plan from 2,500,000 to 3,500,000 shares. This proposal was approved by the shareholders.

.
For	145,042,021
Against	2,146,983
Abstain	91,602
Broker Non-Vote	-

C.	To ratify appointment of Marc Lumer & Company as independent registered public accounting firm.
This proposal was approved by the shareholders.

For	146,821,418
Against	325,560
Abstain	133,628

D.
To authorize our Board of Directors, in its discretion, to amend our Certificate of Incorporation to effect a non-for-ten reverse stock split of the issued and outstanding shares of the common stock of the Company without further approval from our stockholders. This proposal was approved by the shareholders.

For	144,960,074
Against	2,306,530
Abstain	14,002
Broker Non-Vote	-

E.
To authorize our Board of Directors to amend the Company’s Certificate of Incorporation to increase the number of authorized preferred stock from 5,000,000 to 10,000,000 shares. This proposal was approved by the shareholders.

For	144,378,266
Against	2,771,616
Abstain	130,724
Broker Non-Vote	-

ITEM 5.                       Other Information

None.

ITEM 6.                       Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardima furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CARDIMA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

August 24, 2007	By:	/s/ Gabriel B. Vegh
Gabriel B. Vegh
Chairman, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)