Form 10QSB
period 2007-09-30
CARDIMA INC
filed 2007-11-19
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________
FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _________________ to _____________________.

Commission File Number: 000-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or Other Jurisdiction mof Incorporation or Organization)	(I.R.S. Employer Identification No.)

47266 Benicia Street, Fremont, CA  94538-7330
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code:  (510) 354-0300

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

As of November 16, 2007, there were 98,316,311 shares (post-split) of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I.
ITEM 1.  Financial Statements
CARDIMA, INC.
BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash and cash equivalent	$487	$942
Accounts receivable, net of allowances for doubtful accounts of $40 for September 30, 2007 and $14 for December 31, 2006	166	415
Inventories (Note 4)	479	324
Prepaid expenses	43	123
Deferred expenses	55	-
Other current assets	151	62
Total current assets	$1,381	$1,866

Property and equipment, net (Note 5)	294	280
Other assets	61	71
TOTAL ASSETS	$1,736	$2,217

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$884	$971
Accrued compensation	397	402
Loans payable - Apix (Note 6)	11,880	8,160
Loans payable - Others (Note 7)	1,000	-
Warrant liabilities	-	3,044
Conversion feature liabilities	400	400
Notes payable to related parties - current portion (Note 8)	8	8
Capital lease - current portion (Note 10)	34	21
Accrued interest and fee (Note 9)	5,781	2,308
Other current liabilities	38	96
Total current liabilities	$20,422	$15,410

Capital lease - noncurrent portion (Note 10)	11	22
Notes payable to related parties - noncurrent portion (Note 8)	57	62

Commitments and contingencies (see note 10)
TOTAL LIABILITIES	$20,490	$15,494

Stockholders' deficiency:
Common stock, $0.001 par value, 300,000,000 shares authorized, 10,316,311 and 10,235,468 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (post-split)	10	10
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,000,000 and none issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5	-
Additional Paid-In-Capital	125,557	118,408
Accumulated deficit	(144,326)	(131,695)
Total stockholders' deficiency	(18,754)	(13,277)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,736	$2,217

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
   (Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007 (Restated)	Nine Months Ended September 30, 2006 (Restated)

Net sales	$311	$254	$889	$972
Cost of goods sold	523	447	1,477	1,384
Gross losses	(212)	(193)	(588)	(412)

Operating expenses:
Research and development	388	451	2,083	1,242
Selling, general and administrative	859	748	2,607	2,126
Total operating expenses	1,247	1,199	4,690	3,368

Operating loss	(1,459)	(1,392)	(5,278)	(3,780)

Interest expense	(2,314)	(159)	(9,651)	(3,721)
Other income /(expense)	9	2,586	3,058	(120)
Loss on debt restructuring	-	-	(760)	-
Net loss	$(3,764)	$1,035	$(12,631)	$(7,621)

Basic and diluted net loss per share	$(0.37)	$0.10	$(1.23)	$(0.75)

Shares used in computing basic and diluted net loss per share (post-split)	10,300	10,191	10,267	10,168

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,631)	$(7,621)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	69	95
Non-cash stock-based compensation	145	320
Non-cash interest expense	6,213	-
Loss on debt restructuring	760	-
Warrant liability valuation	(3,044)	1,541
Excess and obsolete inventory	129	90
Allowance for doubtful accounts	26	(13)
Changes in operating assets and liabilities:
Accounts receivable	223	95
Inventories	(284)	(7)
Prepaid and other assets	(54)	330
Accounts payable, accrued compensation and other liabilities	(128)	40
Accrued interest and fees	3,473	1,945
Net cash used in operating activities	(5,103)	(3,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(83)	(76)
Net cash used in investing activities	(83)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(25)	(15)
Net proceeds from loan financing	4,720	3,885
Net proceeds from sale of common stock	36	27
Net cash provided by financing activities	4,731	3,897
Change in cash and cash equivalents	(455)	636
Beginning cash and cash equivalents	942	124
Ending cash and equivalents	$487	$760

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for interest	$16	$3
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired via capital lease obligations	$23	$37
Issuance of preferred stock to pay for accrued fees	$500	$-

The accompanying notes are an integral part of these condensed financial statements.

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

1. INTERIM FINANCIAL INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes as contained in the Company's Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results of operations to be expected for the full year.

 Restatement

On November 16, 2007, the management of the Company in consultation with the Company’s Audit Committee, concluded that its previously issued financial statements as of and for the three-month period ended June 30, 2007, as included in its Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 30 , 2007 (the “Q2 2007 Form 10-QSB”), should no longer be relied upon as a result of the Company's determination that it had incorrectly accounted for the non-cash deemed dividend resulting from the inducements provided to the provider of the company’s credit facility. The misstatement had the effect of understating the Company's Net Loss Attributable to Common Stockholders by approximately $6.2 million or $0.60 per share. As originally stated for the three and six months ended June 30, 2007, Net Income (loss) and Net Income (loss) per share were $4,367,000, $0.42  and $(2,657,000), $(0.26) respectively.  As restated for the three and six months ended June 30, 2007, Net (loss) and Net (loss) per share were $(1,845,000), $(0.18) and $(8,869,000), $(0.86) respectively. The $6.2 million charge included:

•
The price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, the Company agreed to issue to Apix warrants to purchase 11,880,000 shares (post-split) of the Company's common stock at an exercise price of $0.60 per share (post-split) (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants has been adjusted to $0.40 per share (post-split). In addition, the Company has agreed to issue to Apix additional warrants to purchase 2,000,000 shares (post-split) of the Company’s common stock at an exercise price of $0.30 per share (post-split) (the “New Warrants”). The price adjustment to the existing warrants resulted in a loss in debt restructuring charge of approximately $800,000 and a beneficial conversion charge of approximately $3,100,000.

•	The issuance of the new warrants created a beneficial conversion charge of approximately $2,300,00.

Stock Options Expensed

In January 2006, the Company adopted the expense recognition provisions of FASB No. 123 (R).  For the nine months ended September 30, 2007 and 2006, the Company recorded approximately $145,000 and $320,000, respectively in stock compensation expense.

Net Income (Loss) Per Common Share

Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.  The Company has excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	September 30,	December 31,
	2007	2006

Warrants (post-split)	21,325,493	7,579,352
Stock Options (post-split)	6,765,819	510,863
Total Warrants and Options (post-split)	28,091,312	8,090,215

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value
Measurements.”  This Statement provides a single definition for fair value, a framework for measuring fair value and expanded disclosure concerning fair value.  SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payment or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

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

             In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  The Company has evaluated the potential impact of these issues and anticipates that they will have no material impact on its financial position and results of operations.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of September 30, 2007, the Company has cash on hand of $487,000, negative working capital of approximately $19.0 million, and an accumulated deficit of approximately $144.3 million.  On October 3, 2007, we entered into a debt settlement agreement with our lender, Apix International Limited (“Apix”), which required us to issue an aggregate of 88,000,000 million shares of our common stock to Apix in settlement of an outstanding balance of $17,661,055 and 20,340,000 warrants owed to Apix by us, Moreover we received several advances of $1,000,000 during the third quarter of 2007 and $3,000,000 in October 2007, from investors who have agreed to participate in the next round of financing which currently is still in process and which is still under negotiation.

Our ability to continue operations is largely dependent on the finalization of the terms of the next round of financing and the total amount of fund raised.   If we are unable to do so, we could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy our obligations. (See Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – “Liquidity and Capital Resources”).

4.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Raw Materials	$146	$139
Work-In-Process	135	86
Finished Goods	198	99
	$479	$324

Inventories shown above are computed using the FIFO cost method and are adjusted to the lower of cost or market.  The Company had allowances for excess and obsolete inventory of $708,000 and $579,000 at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, the Company has approximately: (i) $47,000 of inventories located in its warehouse facility in Netherlands, (ii) $17,000 on loan inventories in United Kingdom, and (iii) $17,000 on loan inventories in Germany.  For the nine months ended September 30, 2007, net inventory increased by $155,000 which primarily due to the Company’s plan to increase sales both in the surgical and EP diagnostic areas in the upcoming quarters.

5. PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.  Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $21,000 and $32,000 for the three months ended September 30, 2007 and 2006, respectively. Depreciated expense was $69,000 and $95,000 for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, a total of $2,000 fully depreciated equipments were disposed.

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Equipment	$1,964	$1,888
Leasehold improvements	264	259
	$2,228	$2,147
Less: accumulated depreciation and amortization	(1,934)	(1,867)
	$294	$280

Idle Equipment	$1,290	$1,290
Less: accumulated depreciation and amortization	(1,290)	(1,290)
	$-	$-

6. LOAN PAYABLE - APIX

On August 28, 2005, the Company entered into a $3,000,000 Secured Loan Agreement with Apix International Limited (Apix), an entity that Mr. Rob Cheney, the Company’s Chief Executive Officer, was a principal. The term of the loan was six months.  All the loan-related fees were amortized over the period from August 2005 to February 2006. On February 14, 2006, the Company entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum.  The term of this new loan facility was three months.  All the additional new facility-related fees were amortized over the period from February 2006 to May 2006.  On May 18, 2006, the Company was not able to repay this Apix loan.  The Company had not received a notice of default from Apix, nor has Apix indicated to the Company that it intended to place the Company in default under the loan agreement.  In addition to the $3,660,000 loaned to the Company by Apix through March 31, 2006, Apix has made advances to the Company in the amount of $4,500,000 from April 1, 2006 through December 31, 2006.

On January 15, 2007, the Company entered into a new term sheet with Apix, with the final financing agreements being executed on June 7, 2007, which provided, among other things, for the rollover of prior loan facilities and subsequent advances and an additional loan facility between the parties in the amount of $5,625,000. It also provided for the entire facility to mature on the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment.

On June 7, 2007, the Company issued to Apix 5,000,000 shares of its Series A Preferred Stock (the “Series A Preferred”) in payment of a facility fee of $500,000 in connection with the execution of a Loan Agreement between the Company and Apix on June 7, 2007.  Each share of Series A Preferred is convertible into 0.2 shares of common stock (post-split) at the option of the holder thereof.  The Series A Preferred Stock may be redeemed by the Company at any time at $0.10 per share.  Each share of Series A Preferred may be voted as a single class with the common stock on 2.8 votes per shares basis (post-split).

As of September 30, 2007, the Company borrowed $11,880,000 from Apix and issued 20,340,000 warrants (post-split) to Apix with strike prices ranging from $0.30 to $0.40. On October 3, 2007, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”), with Apix. Under the terms of the Settlement Agreement, the Company issued 58,870,183 shares of the Company’s common stock to Apix in settlement of the outstanding balance of $17,661,055 and 29,129,817 shares in settlement of 20,340,000 warrants. Under the Settlement Agreement, Apix also released the Company of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that Apix had, or may have arising from the outstanding balance and warrants. The settlement shares were issued to Apix nominees on October 24, 2007.

7. LOAN PAYABLE – OTHERS

On August 23, 2007 and September 20, 2007, the Company received advances of $500,000 on each of these two dates from an investor as an interest-free loan for its daily operating needs.  The investor agreed to participate in its next round of financing which currently is still in process and which is still under negotiation.

8. NOTE PAYABLE TO RELATED PARTIES

In December 2006, a settlement agreement was reached in concept between the Company and its former President and Chief Operating Officer, Mr. William K. Wheeler, in which his severance claim would be offset by his repayment obligation on the loan that he had received from the Company. The final agreement was signed in late April 2007, in which the Company offset Mr. Wheeler's loan plus various additional amounts against all his claims against the Company, including a release for all unknown claims, over a 59 months period. The Company agreed to pay the following additional amounts to Mr. Wheeler or on his behalf in addition to the settlement of the loan amount: (i) the employer taxes relating to this settlement agreement during the offset period, (ii) an initial payment of $10,000 to Mr. Wheeler, and (iii) two additional payments of $5,000 each to Mr. Wheeler in months 58 and 59.

In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate).  The discounted value of the note payable and note receivable as of September 30, 2007 is $213,515 and $147,547, respectively.  As the receivable and the payable are ‘nettable’ that is subject to offset, they are considered as one ‘net loan payable’ under state law and accounted as such.

9. ACCRUED INTEREST AND FEE

In conjunction with the Apix loan financings in August 2005, February 2006, and June 2007, the Company had accrued loan interest and fees with balance of $5,781,000 and $2,308,000 as of September 30, 2007 and December 31, 2006, respectively.  The accrued interest and fees were converted into the Company’s common stock pursuant to the debt settlement agreement on October 3, 2007.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2010.  The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2007	$65	$14
2008	265	24
2009	272	10
2010	115	-
Total minimum lease payments	$717	$48
Less amounts representing interest	N/A	3
Present value of net minimum lease payments	$717	$45

Contingencies

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remains as a Director and his severance package has not been finalized. If the Company and Mr. Vegh do not agree on the terms of the severance package, the Company may face potential lawsuit arising from Mr. Vegh’s termination.

On October 31, 2007, the Company received a letter from the law firm representing its former Director of Operations, Mr. Larry Stevens. Mr. Stevens claimed for damages for wrongful termination in violation of public policy, breach of contract and related claims.  The Company determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. The Company will defend itself vigorously against Mr. Stevens’ claims.

In addition, the Company is subject to numerous risks and uncertainties because of the nature and status of its operations and could be subject to claims and legal actions arising in the ordinary course of business. The Company maintains insurance coverage for events in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to the Company’s financial position or results of operations.

11. INTEREST EXPENSE

The Company reported interest expense of $2,314,000 for the quarter ended September 30, 2007.  The interest expense is primarily attributable to the amortization of the additional loan fees associated with the June 2007 Apix financing, which were affected by the loan settlement agreement on October 3, 2007 between the Company and Apix.

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

  The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the Company did not have unrecognized tax liabilities.  During the first three quarters of 2007, no additional income tax expense was recorded as a result of FIN 48 implementation.

In addition, the debt settlement agreement signed on October 3, 2007 between the Company and Apix will create a limitation upon the future use of the Company’s net operating loss carryovers pursuant to Section 382 of the US Internal Revenue Code.

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended September 30,
	2007		2006

United States	$228	73%	$112	44%
Europe	69	22%	20	8%
Asia -- Japan	0	0%	122	48%
Others	14	5%	-	0%
Total Net Sales	$311		$254

	Nine Months Ended September 30,
	2007		2006

United States	$703	79%	$447	46%
Europe	257	29%	156	16%
Asia -- Japan	(85)	-10%	360	37%
Others	14	2%	9	1%
Total Net Sales	$889		$972

During the first quarter of 2007, the Company’s Japanese distributor notified the Company of its failure to maintain the legal documentation standard required to sell its PATHFINDER® in Japan.  As a result, the Company had no sales in Japan during the first three quarters of 2007.  In addition, in compliance with the local import rules, the Japanese distributor returned a total of $85,000 of products during the second quarter of 2007. The Company understands that the reapplication process takes approximately nine to twelve months.  The Company is currently exploring its options with regard to selling the PATHFINDER® in Japan.  During the reapplication process, the Company may have limited or no sales in Japan.  The Company anticipates resuming commercial sales before the fourth quarter of 2008.  However, there can be no assurance that it will be able to resume sales by that time.  Furthermore, the Company entered into a distribution agreement with Robert Reid Inc. in Japan to be its exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. Robert Reid Inc. will not be able to start importing and selling our products until the reapplication process is complete.

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

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business.  From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000.  As of September 30, 2007, the Company had cash of $487,000.

14.  STOCK-BASED COMPENSATION

On September 26, 2007, the Company granted a total of 6,370,000 stock options to its employees, Board of Directors and consultants.  These stock options have a life of ten (10) years with a three (3) years annual vesting schedule.  The exercise price for these options is $0.44 per share. The fair value of the options using the Black Scholes method resulted in a current period charge of approximately $10,000 assuming a tax free interest rate of 4.52% and a volatility of 162% with an expected life to conversion of 10 years.

15. STOCKHOLDERS’ EQUITY

On July 31, 2007, the Company’s Board of Directors declared a reverse stock split, at a 1 for 10 ratio effective immediately. With this reverse stock split, the Company re-classed approximately $93,000 from common stock at par value to additional paid-in capital.   In addition, as the result of a restatement of previously issued financial statements, approximately $6,200,000 was added to additional paid-in capital.

16. SUBSEQUENT EVENTS

On October 3, 2007, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”), with Apix. Under the terms of the Settlement Agreement, the Company issued 58,870,183 shares of the Company’s common stock to Apix in settlement of the outstanding balance of $17,661,055 and 29,129,817 shares in settlement of 20,340,000 warrants. Under the Settlement Agreement, Apix also released the Company of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that Apix had, or may have arising from the outstanding balance and warrants. The settlement shares were issued to Apix nominees on October 24, 2007.   Under Section 382 of the US Internal Revenue Code, the Settlement Agreement will create a limitation upon the future use of the Company’s net operating loss carryovers.

On October 5, 2007, the Company announced that Ms. Tina Sim and Mr. Andrew Lee resigned as members of the Board of Directors (“Board”) of Cardima, Inc. and the Board appointed Dr. Richard Gaston and Dr. Eric Chan to fill the vacancies.

On October 19, 2007, the Company announced that Marc Lumer & Company  resigned as its auditors. On the same day, the Company’s Board of Directors approved the engagement of PMB+Helin Donovan LLP as its independent certified public accountant.

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

On April 19, 2007, the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) recommended to not approve our REVELATION® Tx Microcatheter System’s PMA.  We will consider our options regarding this decision in the U.S. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION® T-Flex and the INTELLITEMP®, in the European Union and the rest of the world where we are licensed to promote and sell these products.

On July 31, 2007, we announced that our Board of Directors declared a reverse stock split, at a 1 for 10 ratio, effective at the opening of trading on July 31, 2007.  Following the split, our common stock is traded under a new ticker symbol, “CADM”.  Our Board declared this reverse stock split pursuant to the discretionary authority granted by the vote of a majority of our outstanding shares at the 2007 Annual Shareholders Meeting held June 28, 2007.

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remains as a Director and his severance package has not been finalized.  On the same date, the Board appointed Mr. Robert Cheney to be our Chief Executive Officer.  Mr. Cheney has been our Director since February 2006.  Mr. Cheney is also a Director and shareholder of Apix International Limited, a principal stockholder of the Company.  In addition, the Board appointed Mr. Tony Shum, one of our directors, as the Chairman of the Board.  The Board further appointed Mr. Chris Mak to be our Chief Financial Officer and Corporate Secretary.

Currently our primary focus is to execute our business plan to generate revenue from our surgical devices, which have FDA- approval in the United States and to increase our EP diagnostic sales world-wide.  Moreover, we have signed up new distributors in the United States to sell both our Surgical and EP Diagnostic products. We will need to raise additional capital to implement our marketing strategy relating to the sale of surgical devices.

We had cash and cash equivalents of approximately $487,000 as of September 30, 2007. During 2005, we entered into a Loan Facility Term Sheet with Apix International Limited (Apix), which provided us a $3 million loan financing.  On February 14, 2006, we entered into a new loan facility term sheet with Apix, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000.

On January 15, 2007, the Company entered into a new term sheet with Apix, with the final financing agreements being executed on June 7, 2007, which provided, among other things, for the rollover of prior loan facilities and subsequent advances and an additional loan facility between the parties in the amount of $5,625,000. It also provided for the entire facility to mature on the earlier of (a) December 31, 2007 or (b) the date that Apix makes a demand for payment.

On October 3, 2007, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”), with Apix. Under the terms of the Settlement Agreement, the Company issued 58,870,183 shares of the Company’s common stock to Apix in settlement of the outstanding balance of $17,661,055 and 29,129,817 shares in settlement of 20,340,000 warrants. Under the Settlement Agreement, Apix also released the Company of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that Apix had, or may have arising from the outstanding balance and warrants. The settlement shares were issued to Apix nominees on October 24, 2007.

In addition, we received several advances totaling $1,000,000 during the third quarter of 2007 and $3,000,000 in October 2007, from investors who have agreed to participate in the next round of financing which currently is still in process and which is still under negotiation.

Results of Operations – Three and Nine Months Ended September 30, 2007 and 2006

Net Sales

Net sales for the quarter ended September 30, 2007 increased 22% to $311,000 from $254,000 for the same period in 2006. The increase in net sales was primarily attributable to our increased sales and marketing efforts in the United States and European countries even though there is no revenue generated from Japan due to our former Japanese distributor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.  We are continuing to explore ways to market our products in Japan and other countries.

Net sales in the United States and Canada increased by 104% to $228,000 in the third quarter of 2007 from $112,000 for the same period in 2006.   There were no sales in Japan/Asia region in the third quarter of 2007, compared with net sales of $122,000 for the same period in 2006.  Net sales in our European region increased 245% to $69,000 in the third quarter of 2007, from $20,000 in the comparable period of 2006.  The increase was due to the increased sales and marketing efforts and the signup of new distributor in Germany.  Net sales in other regions increased to $14,000 in the third quarter of 2007, from none in the comparable period of 2006.

Net sales for the nine months ended September 30, 2007 decreased 9% to $889,000 from $972,000 for the same period in 2006. The decrease in net sales was primarily attributable to the total revenue loss from Japan due to our Japanese distributor’s failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.  In addition, the Japanese distributor returned $85,000 of products in order to be in compliance of local import rules.

Net sales in the United States and Canada increased by 57% to $703,000 in the nine months ended September 30, 2007 from $447,000 for the same period in 2006.   Due to the loss of sales in Japan and our Japanese distributor’s product return in the first six months of 2007, net returns in our Japan/Asia region was $85,000 in the nine months ended September 30, 2007, compared with net sales of $360,000 for the same period in 2006.  Net sales in our European region increased 65% to $257,000 in the nine months ended September 30, 2007, from $156,000 in the comparable period of 2006.  The increase was due to the increased sales and marketing efforts and the signup of new distributors.  Net sales in other regions increased to $14,000 in the nine months ended September 30, 2007, from $9,000 in the comparable period of 2006.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead.  Cost of goods sold for the quarter ended September 30, 2007 increased to $523,000 from $447,000 for the same period in 2006.

Cost of goods sold as a percentage of net sales decreased from 176% to 168% for the three months ended September 30, 2007 as compared to the same period of the prior year.  The decrease in the cost of goods sold as a percentage of net sales for the three months ended September 30, 2007 was primarily related to the increased sales in the United States which had a better markup, compared with other regions.

Cost of goods sold for the nine months ended September 30, 2007 increased to $1,477,000 from $1,384,000 for the same period in 2006.  Cost of goods sold as a percentage of net sales increased from 142% to 166% for the nine months ended September 30, 2007 as compared to the same period of the prior year.  The increase in the cost of goods sold as a percentage of net sales for the nine months ended September 30, 2007 was primarily related to approximately $85,000 of returned goods and an increase of manufacturing staff and inventory reserve in the first nine months of 2007, as compared to the same period in 2006.  The increase of manufacturing staff is directly related to our plan to increase sales from the surgical and EP diagnostic areas in the upcoming quarters.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended September 30, 2007 decreased to $388,000 from $451,000, for the same period in 2006.  Total research and development expenses for the nine months ended September 30, 2007 increased to $2,083,000 from $1,242,000, for the same period in 2006.  The increase was primarily related to the expenses associated with the FDA’s MDDRP meeting on April 19, 2007.

Selling, Marketing, General and Administrative Expenses

Total selling, marketing, general and administrative expenses for the quarter ended September 30, 2007 increased to $849,000 from $748,000 for the same period in 2006.  Selling expenses for the three months ended September 30, 2007 increased to $123,000 from $78,000 for the same period in 2006. Marketing expenses for the three months ended September 30, 2007 also increased to $126,000 from $32,000 for the same period in 2006. These increases were primarily related to the increased sales, marketing, and promotional activities during the third quarter of 2007 in order to stimulate the sales in the U.S. and European Union.  General and administrative expenses for the quarter ended September 30, 2007 decreased to $600,000 from $636,000 for the same period in 2006. The decrease was primarily attributable to the departure of the former executive in August 2007.

Total selling, marketing, general and administrative expenses for the nine months ended September 30, 2007 increased to $2,597,000 from $2,126,000 for the same period in 2006.  Selling expenses for the nine months ended September 30, 2007 increased to $331,000 from $206,000 for the same period in 2006. Marketing expenses for the nine months ended September 30, 2007 also increased to $356,000 from $119,000 for the same period in 2006. These increases were primarily related to the increased sales, marketing, and promotional activities during the first nine months of 2007 in order to stimulate the sales in the U.S. and European Union.  General and administrative expenses for the nine months ended September 30, 2007 increased to $1,910,000 from $1,799,000 for the same period in 2006. The increase was primarily attributable to the increase in the IT consulting services.

Interest Expense

Interest expense increased to $2,314,000 in the third quarter of 2007 from $159,000 in the third quarter of 2006. Interest expense for the nine months ended September 30, 2007 increased to $9,651,000 from $3,721,000 for the same period in 2006.  The increase was related to: (i) the Apix loan fee and accrued interest during the third quarter and the first nine months of 2007 and (ii) the deemed dividend resulting from the inducements provided to Apix during the June 2007 financing.  With the debt settlement agreement with Apix signed on October 3, 2007, the outstanding loan balance was converted into the Company’s common stock.  Interest expense in the future will be decreased significantly.

Other Income/(Expense)

Other income for the quarter ended September 30, 2007 was $9,000 as compared to other income of $2,586,000 for the same period in 2006.  Other income for the nine months ended September 30, 2007 was $3,058,000 as compared to other expenses of $120,000 for the same period in 2006. The change was primarily attributable to the June 2007 Apix financing which no longer required the treatment of the Apix warrants as a liability as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Net Income/(Loss)

Net loss for the quarter ended September 30, 2007 was $3,764,000 as compared to a net income of $1,035,000 for the same period in 2006.  Net loss for the nine months ended September 30, 2007 was $12,631,000 as compared to a net loss of $7,621,000 for the same period in 2006. The change or increase was primarily attributable to the June 2007 Apix financing which: (i) no longer required the treatment of the Apix warrants as a liability as described in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (ii) resulted in deemed dividend charge from the inducements provided to Apix, and (iii) incurred additional loan fees being amortized.

Liquidity and Capital Resources

Net cash used in operating activities for the first nine months of 2007 was approximately $5,103,000, compared to the net cash used of $3,185,000 for the first nine months of 2006. The increase was primarily due to expenses related to the FDA’s MDDRP meeting in April 2007 and the headcount increase in 2007.  Net cash used in investing activities was approximately $83,000 in the first nine months of 2007 related to the capital expenditures of property and equipment, as compared to $76,000 for the same period in 2006.  Net cash provided by financing activities was approximately $4,731,000 for the first nine months of 2007, compared to net cash provided of $3,897,000 for the same period in 2006.  This change was primarily due to the loan proceeds received from Apix and the advances from investor in August and September 2007.

In its opinion accompanying our December 31, 2006 financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and provided an explanatory paragraph describing the events that have given rise to this uncertainty.  We had cash of approximately $487,000 as of September 30, 2007.  On October 3, 2007, we entered into a debt settlement agreement with our lender, Apix International Limited (“Apix”), required us to issue an aggregate of 88,000,000 million shares of our common stock to Apix in settlement of an outstanding balance of $17,661,055 and 20,340,000 warrants owed to Apix by us.  Moreover, we received several advances totaling $1,000,000 during the third quarter of 2007 and $3,000,000 in October 2007 from investors who have agreed to participate in the next round of financing which currently is still in process and which is still under negotiation.

Our ability to continue operations is largely dependent on the finalization of the terms of the next round of financing and the total amount of fund raised.   If we are unable to do so, we could be forced to seek bankruptcy protection or could be forced to sell assets on unfavorable terms in exchange for proceeds that would likely be insufficient to satisfy our obligations.  Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in doing so, or, if we do consummate a financing transaction, that its terms and conditions may not be favorable to us.  If we fail to obtain additional funding in the immediate future, our business will fail and our stockholders will likely lose the entire value of their investment.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Specifically, our Chief Executive Officer and Chief Financial Officer concluded that:

•
We will have to restate prior period financial statements, in particular with respect to the loan financing with Apix International Limited in June 2007 that we had incorrectly accounted for the non-cash deemed dividend resulting from the inducements provided to Apix.

•	We have to make material adjusting entries related to the issuance of warrants to Apix’s bi-weekly funding in this reporting period.

Our independent registered public accounting firm, PMB Helin Donovan LLP, concluded that these significant deficiencies constituted a material weakness in our internal controls.  Our management also determined that these deficiencies constituted a material weakness that impacted our disclosure controls and procedures. The material weakness is due to lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including, but not limited to, derivative accounting in complex financing arrangements.

We believe that due to lack of sufficient financial resources, we currently do not have sufficient systems and expertise to effectively and efficiently manage all of our financial transactions and financial reporting.   We have embarked on a plan to hire additional personnel and during the fourth quarter of 2007, we retained consulting assistance to remediate the weaknesses noted above, and bring the Company into compliance with Sarbanes Oxley Section 404 (b) by December 31, 2007

Changes in Internal Controls

There were no changes to the internal controls during the quarter ended September 30, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

None.

ITEM 3.                      Defaults Upon Senior Securities

None.

ITEM 4.                      Submission of Matters to a Vote of the Security Holders

            None.

ITEM 5.                       Other Information

On October 19, 2007, Marc Lumer and Company resigned as the independent registered public accounting firm for Cardima, Inc.  The Company engaged PMB+Helin Donovan LLP as its new independent registered public accounting firm.  The Company’s decision to engage the new accountant was approved by its Board of Directors on October 19, 2007.  The reports from Marc Lumer and Company on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that Marc Lumer and Company’s opinion in its report on the Company’s financial statements for each of the last two fiscal years expressed substantial doubt with respect to the Company’s ability to continue as a going concern.

ITEM 6.                       Exhibits

31.1  Certification of the Chief Executive Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2  Certification of the Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
                32.1 Certification of the Chief Executive Officer of Cardima furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer of Cardima furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CARDIMA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardima, Inc.

/s/ Chris Mak	/s/ Rob Cheney
Chris Mak	Rob Cheney
Chief Financial Officer (Principal Financial Officer)	Chief Executive Officer (Principal Executive Officer)

November 19, 2007