Form 10KSB
period 2007-12-31
CARDIMA INC
filed 2008-04-15
CIK 1022570

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                      Accelerated Filer []                                           Non-accelerated filer   [ ]  Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $1,156,746

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Based on the closing sale price on the OTC Bulletin Board on March 27, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $6,189,600. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,316,311 as of December 31.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Cardima® is focused on the diagnosis and treatment of cardiac arrhythmias.  Arrhythmias develop from abnormal electrical currents within the heart, and can be associated with fast, slow and/or irregular heartbeats.  Most arrhythmias are symptomatic, and some are associated with significant morbidity and even mortality.  Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias, atrial fibrillation (AF) and ventricular tachycardia (VT), with AF being the focus of most of our clinical and commercial efforts.

The principal clinical goal in the curative treatment of AF is the creation of thin, continuous, linear lesions mimicking those scar lesions created by Dr. Jim Cox in his groundbreaking open surgical maze procedure.  Dr. Cox demonstrated that anatomically placed scar lesions created surgically using cut-and-sew techniques in the walls of the atria could interrupt the electrical activity required to sustain AF, resulting in long-term normal sinus rhythm maintenance.  Cardima’s technology is designed to recreate the Cox-Maze scar lesion pattern using our state-of-the-art linear catheter technology in conjunction with radio frequency (RF) energy.  The Cardima technology can be used by cardiac electro-physiologists inside the heart, and by surgeons on the inside or outside surface of the heart.

Normal Heart Rhythm

The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers.  The two upper chambers, or atria, receive blood from the lungs (RA) and body (LA), and the two lower chambers, or ventricles, pump blood to the lungs (RV) and body (LV).   On average the heart “beats” 72 times/minute.

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

The Sino-Atrial node is the heart's natural pacemaker, regularly discharging an electrical signal that is responsible for setting the heart rate.  The signal generated in the Sino Atrial node is propagated through the atrial tissue until it reaches the Atrio-Ventricular node, located just above the ventricles. A momentary delay of the signal provides enough time for the atria to fill the ventricles with blood before the ventricles are signaled to contract.

Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the Bundle of His, a thin bundle of specialized cardiac muscle which conducts the electrical signals from the right atrium to the ventricles, and is distributed widely throughout both ventricles via the Purkinje Fibers, causing the ventricles to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body they consist of a much greater muscle mass than the atria.  The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body.

Arrhythmias

Arrhythmias adversely affect the mechanical activities of the heart, have detrimental physical effects and impair a person’s quality of life. Arrhythmias result in insufficient blood flow, which may cause dizziness, inadequate function of important organs in the body, stroke and even death. Arrhythmias have numerous causes, including congenital defects and tissue damage from either heart attacks or arteriosclerosis. There are two general types of arrhythmias: tachycardia, a fast resting heart rate, and bradycardia, a slow resting heart rate.  Tachycardias fall into one of two major categories: (i) atrial tachycardia, which has its origin in the atria and (ii) ventricular tachycardia, which has its origin in the wall of the ventricles.  Many arrhythmias worsen over time.

Atrial Fibrillation

Atrial fibrillation, the most common form of atrial tachycardia, is characterized by the irregular fluttering and/or very rapid beating of the atria resulting from malfunctioning of the electrical conduction system in the walls of the atria. During AF the regular pumping action of the atria is replaced by irregular, disorganized and quivering spasms of atrial muscle tissue. Symptoms of AF typically include a rapid and irregular heartbeat, palpitations, discomfort and dizziness. This malfunction results in the failure of the atria to fill the ventricles completely and, consequently, the failure of the heart to pump adequate amounts of blood to the body. Once AF becomes symptomatic, it is typically associated with significant morbidity related to reduced blood flow. Often the greatest concern is that the reduced atrial contraction can lead to blood pooling in the atria and cause the formation of blood clots.  Blood clots in the left atrium can dislodge and travel through the bloodstream to the brain, resulting in stroke or even death.

According to the American Heart Association’s (AHA) Heart Disease and Stroke Statistics - 2004 Update, AF affects more than 2.2 (this number is larger now) million people in the United States. The AHA statistics update also estimates that AF is responsible for over 100,000 strokes each year in the United States, representing a five-fold increase risk compared to people in normal rhythm.  According to the Framingham Heart Study reported in Circulation (medical journal), the lifetime risk for the development of AF in men and women 40 years of age and older is 25%.

Traditional AF treatments are primarily supportive and palliative and do not cure AF. The most common are anti-arrhythmic and anticoagulant drugs. Anti-arrhythmic drugs are typically used in an attempt to reduce the number of episodes of AF and/or to reduce the duration of each individual episode. Anti-coagulants are used to reduce the normal clotting mechanism of the blood, therefore reducing the potential of creating blood clots and thus strokes.  Anti-arrhythmic drug therapy often becomes less effective over time, with approximately half of the patients developing resistance to the drugs. In addition, anti-arrhythmic drugs have potentially severe side effects including pulmonary fibrosis, impaired liver function, thyroid problems and the development of worse and even life-threatening ventricular arrhythmias.

Another palliative procedure for AF is external cardioversion, or the application of a strong electrical current using an external defibrillator to attempt to shock the heart back into normal sinus rhythm. This treatment only affects a single episode of AF.  Another treatment is the deliberate destruction of the atrio-ventricular node and subsequent implantation of a pacemaker. This is typically considered a treatment of last resort for AF patients as it does not cure or treat the AF itself, but rather allows rate control of the ventricles. The patient still has AF. Also, the patient is dependent on the pacemaker for life. Pacemakers are a device implanted into the chest, are battery-powered and typically require replacement approximately every seven to ten years.  Patients with pacemakers are usually required to continue with chronic anticoagulant drug therapy to prevent clotting. Anticoagulant therapy carries the risk of bleeding, including fatal brain hemorrhaging.

 The only curative therapy for AF used today is an open-heart operation commonly known as the surgical "maze" procedure. In the maze procedure (described briefly in the Overview section of this report) is usually done concomitantly with another heart procedure such as a valve replacement or coronary artery bypass.   The surgeon makes a series of cuts in a specific “maze-like” formation through the wall of the atrium with a scalpel, and then sutures these cuts back together. The scars that result re-direct and contain the chaotic electrical impulses, and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive, is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to AF patients who also have some other surgical need, it is generally considered highly effective in controlling AF.

For almost two decades thought leaders in electrophysiology and cardiac surgery have worked to develop less invasive catheter approaches to cause scarring in the heart which would treat AF as successfully as the surgical Maze.  Various energy sources have been evaluated, and various “lesion sets” in or on the heart have been tested.  The most successful results to date are obtained when most or all of the Cox-Maze lesions are recreated.   If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions.  These lesions need to have adequate depth into atrial tissue, and be continuous, leaving no gaps.  Cardima’s ablation systems for both inside and on top of the heart accomplish these goals. If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions. Therefore we developed the REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix respectively, to mimic these required shapes.

Ventricular Tachycardia

Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, bypassing the heart's normal conduction system. A typical VT patient has experienced a myocardial infarction, or heart attack, resulting in the formation of a ventricular scar electrical instability.  During episodes of VT the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation, an extremely irregular, chaotic and ineffective spasming of the ventricles, resulting in sudden death.

According to the AHA’s Heart Disease and Stroke Statistics - 2004 Update, few deaths are statistically listed as being directly caused by ventricular tachycardia. However, it is estimated that most of the approximately 340,000 sudden cardiac deaths per year from coronary artery disease may be attributed to ventricular fibrillation.

Limitations of Current Catheter-Based Diagnosis and Therapy

The potential medical benefits and cost efficiency of minimally invasive procedures have encouraged electro-physiologists and surgeons to seek new, minimally invasive techniques for the diagnosis and treatment of arrhythmias. In the case of AF, electro-physiologists have experimented with a  technique, often referred to as the "drag and burn procedure," in which conventional radio frequency tip ablation catheters are dragged across the inside surface of an atrium in an attempt to replicate a linear lesion similar to the surgical maze procedure. Creating continuous, linear, trans-mural lesions to isolate portions of the atria using standard tip catheters can be time consuming and difficult.

We maintain that the disadvantages of existing catheter-based approaches to treat AF are attributable not to the minimally invasive approach of the procedure, but rather to the existing catheter technology. The catheters currently used are larger and stiffer than our products and most have a single electrode at the end of the catheter designed to create an ablation at the tip only. This single electrode catheter approach makes creating a solid or continuous line of scar lesion difficult.

Cardima’s Micro-catheter System Solution for Electrophysiologists

We believe our micro-catheter-based systems have the potential to offer the effectiveness of the open-heart surgical cure for AF (the “maze” procedure) but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. In our quest to achieve those goals, we have designed micro-catheter systems that we believe provide more extensive and safe access to the arrhythmia-causing tissue.   All of our micro-catheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

• Minimally invasive approach. Our micro-catheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other EP systems from reaching some small vessels that our micro-catheters can reach.  Our smaller surgical systems allow for easy port access into the chest and on top of the heart. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the procedures currently in use.

• Single micro-catheter that can both map and ablate. We initially developed micro-catheters for diagnosing arrhythmias. Our focus today is the refinement of therapeutic micro-catheters, which we call the REVELATION series of micro-catheters, capable of both mapping and ablating. Because our micro-catheter systems can both map and ablate, we believe that it will be able to decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.  Cardima is launching multicenter EP clinical studies in Europe (2008) and the US (2009).  There will also be a focus on market awareness and development through seminars, tradeshows, and site visits.

• Enhanced access to the vasculature of the heart. Our micro-catheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our micro-catheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION series of mapping and ablation catheters to conform to the contours of the heart wall, with the goal of maintaining controlled, regular contact even in a fast-beating heart.

• Less tissue damage at safer power setting. Because our REVELATION series ablation catheters are smaller, we create thinner lesion lines while maintaining adequate depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in and around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins) after conventional ablation therapy is an issue.  Our catheters also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. We believe that lower power has the potential to preserve more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

• Reduced procedure and radiation exposure times. We believe that the dual functionality of our micro-catheter systems has the potential to reduce procedure times and enhance safety. Since the electro-physiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Cardima’s Surgical Ablation System- A Solution for Cardiothoracic Surgeons

Over 40,000 numbers of surgical ablations were performed in 2007. In late 1Q - 2008 Cardima commercially launched its surgical ablation system.  Cardima believes we can offer an ablation solution for surgeons that is safer, more controlled, less invasive procedure.  The Cardima Surgical Ablation System is based on the EP technology that has used in over 400 documented clinical cases.  It can be used in both open and closed-chest procedures.

 • Minimally invasive approach. Our Surgical system is designed to provide greater access through its size and flexibility. Size constraints can prevent other systems from performing a true 2 port-hole, endoscopic guided procedure without the need for additional incisions.  We believe that this increased access has the potential to decrease procedure time, have shorter hospital stays, lower procedure costs and provide fewer complications than the procedures currently in use.

• Physician Control. The Cardima Surgical System allows the physician to choose ablation length, ablation time, lesion shape and placement.  Competitive devices do not give the surgeon the flexibility of our system.

• Physician Feedback. Our system is also unique in the fact that it gives feedback directly to the user.  Tissue temperature is monitored by two thermocouples adjacent to each ablating electrode.  The thermocouples give direct feedback on the temperature of the tissue surface that is being ablated.  There is also a safety limit that is set.  This allows for an automatic shut off of the device so as not to cause any charring.  Charring leaves a “blackened” area and RF energy can no longer penetrate to achieve lesion formation.  Without depth, the ablation will not be complete.  Contact is also crucial to optimal lesion formation.  The Cardima Surgical System provides feedback for each electrode that is being activated.  The user is aware when there is contact with the tissue.  These readings allow the surgeon to reposition if needed and maintain l contact throughout the ablation time.

• Safer Power Settings and Feedback to the Physician. Because the Surgical Probes are constructed with the same material and process as the EP catheters, we create thinner lesion lines while maintaining depth of tissue penetration. This reduction in surface tissue damage may be important in lesion formation around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins which restricts the flow of re-oxygenated blood returning to the heart from the lungs) after conventional ablation therapy is an issue. Our system also creates these lesions at lower power settings because of the effect of higher current density emitted from our smaller coiled electrodes.  We believe that lower power can potentially preserve more cardiac tissue and therefore more cardiac function when compared to conventional ablation.  The user receives feedback from the system on how much power (W) is being emitted by each electrode.

• Added Patient Safety.   Our Surgical Ablation systems feedback provides for additional patient safety.  Additionally a protective shield around the electrodes ensures only tissue in contact with the electrodes as selected by the surgeon will be ablated.  The surrounding tissue is shielded, therefore eliminating inadvertent ablation of non-cardiac tissue.

• Compatible with existing capital equipment. Our Surgical Ablation systems are designed to be compatible with the radio frequency generator currently in use by operating rooms. .

• Reduced procedure time and hospital stay for the patient. We believe that the procedure performed through two ports using a scope to visualize the access can potentially reduce procedure time for the patient and makes this a viable procedure for more patients who would not normally be able to have an open chest procedure.  The heart does not have to be arrested and the patient can go home after being monitored over night in the short stay unit.

Revelation Catheters

Our REVELATION® , Series  micro-catheter systems are designed to diagnose AF by creating long, thin, continuous, linear, transmural lesions. A new model of the REVELATION® T-Flex, with an atraumatic ball-tip, available with 8 or 16 electrodes, received CE Mark approval in June 2005. Our REVELATION® Helix micro-catheter system is designed to diagnose and treat AF that originates from the pulmonary veins, located in the left atria. The REVELATION® Helix can both diagnose and treat focal, or localized, AF. The REVELATION® Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain AF causing signals. A newer model, the REVELATION® Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins

In 2007 Cardima was unsuccessful in obtaining domestic Food and Drug Administration (FDA) approval through the FDA’s desire for additional clinical data.  Cardima along with dialog with the FDA is currently designing a study trial amendable to both parties to seek approval to use its ablation system to treat AF.  Cardima projects to begin its pivotal study in 2008; however the timing and receiving FDA approval to begin the trial in the projected timeframe cannot be assured.  Although the study details have not been finalized, the study can last up to 1 year or longer.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER®, PATHFINDER® mini and TRACER® diagnostic micro-catheter systems for mapping VT are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to VT ablation should permit our micro-catheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER®, PATHFINDER® mini, and TRACER®. In January 2001, we decided to focus our efforts on our AF program and postpone our work on the therapeutic VT program. These products are currently used to help localize placement of bi-ventricular pacing leads via CS access.   With a new focus on VT, Cardima will attend the HRS VT Summit to assess increasing resources to increase the focus on VT (while maintaining a focus on the treatment of AF and the ablation of cardiac tissue)

Our Business Strategy

Our objective is to develop innovative products that provide safer and more effective diagnosis and treatment of AF. We aim to commercialize all of our REVELATION® series of ablation products for the treatment of AF in the electrophysiology market and to deliver a Controlled RF Surgical Ablation System to Cardiothoracic surgeons.

Our Controlled RF Surgical Ablation System a micro-catheter-based surgical probe coupled to the INTELLITEMP®, a RF energy management device, received 510(k) clearance for use in the United States in January 2003. The FDA also awarded 510(k) clearance in May 2006 for a longer version of the surgical probe having an integrated stabilization sheath.

Our strategy incorporates the following key elements:

• Seek funding necessary to continue operations. Due to our limited cash resources, we plan to continue to seek additional funding

• Continue Market Launch and Clinical Studies We are launching the technology on several fronts.  In the US, our partnership with other companies who have close relationships with Cardiothoracic surgeons will be leveraged to initiate market development of the Surgical Ablation System.  We will penetrate the market by selecting key sites and developing them into Centers of Excellence.  Once the Centers of Excellence are established, we will be able to penetrate the market with post-approval data, symposia presentations, major meeting/tradeshow strategies, and a registry database. The EP System is being launched in the UK and Germany.  Once again we are developing the market by developing key Centers of Excellence.  Once the Cof E are established, they will act as peer-to-peer training sites.  We will continue to present at symposia and major meetings/tradeshows to establish our clinical excellence in the Electrophysiology Field.  Multi-center clinical studies are expected to begin in the UK and Germany (2008), followed by the US (2009).  The additional data gained from these studies will assist in achieving FDA/PMA approval for the EP Ablation System.  The company will also be launching its technology in Asia, including China (2008) and Japan (2009).  Funds will be needed to develop new markets, penetrate existing markets, and continue clinical studies world-wide.

• Enhance micro-catheter technology to address unmet clinical needs for both mapping and ablation. We are refining our micro-catheter systems to address new clinical needs by enhancing current technology and developing new technology for endocardial access and a treatment for AF.

• Provide micro-catheter systems that lower the cost of treating electrophysiological disorders. Our micro-catheter systems are designed to reduce the average time required for AF and the diagnostic and therapeutic procedures for VT. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of AF or VT treatments. The shorter procedure time that we believe will result from the use of our micro-catheter systems should enable physicians to perform a greater number of AF or VT procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for AF and VT procedures using our micro-catheter systems. We believe that our micro-catheter systems will appeal to patients and third-party payers seeking a cost-effective solution to the diagnosis and treatment of AF and VT.

• Provide Surgical Ablation System that lowers the cost of surgical ablation. Our Surgical Ablation System is designed to reduce the average time required for cardiac tissue ablation. As a result, less time should be spent in high cost operating rooms, and post procedure hospital stay.  The shorter procedure time that we believe will result in the physicians being able to perform a greater number of procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our post market data to establish enhanced reimbursement.  We believe that our Surgical Ablation System will appeal to patients and third-party payers seeking a cost-effective solution.

• Accelerate acceptance and adoption of our Ablation Systems by leading physicians.  We have formed relationships with leading physicians and medical centers in the United States, Europe, China and Japan.  We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology and cardiac surgery is an important step in the overall market acceptance of our Systems. We intend to continue to work with leading physicians and medical centers to demonstrate the safety and effectiveness.  We hope this will allow us to establish broad market acceptance of our products.  In addition, we intend to accelerate physician education through additional training with our clinical investigators and peer-reviewed publications..

Products

We are currently focused on market development for the micro-catheter systems for the diagnosis of AF and the Controlled RF Surgical Ablation System for the ablation of cardiac tissue. These systems are designed to access both the right and left atria.

Our  micro-catheter systems are designed to be used both endocardially and epicardially on the atria, to diagnose and to replicate the surgical maze procedure through the creation of long, thin, continuous, linear, lesions. The series of electrodes at the distal end of each micro-catheter, depending on the particular product, may both receive electrical signals for mapping, and, emit radio frequency energy for ablation. In addition, these micro-catheter systems are smaller in diameter and are designed to be more flexible than other existing electrophysiology catheters, providing thinner, continuous linear lesions, and therefore cause less destruction of tissue. Our micro-catheters are single use, disposable products. We are designing our EP products to be used with existing electrophysiology recording systems and radio frequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these micro-catheter systems.

Our Surgical Ablation System is a CONTROLLED RF delivery system.  As described previously, the user control, user feedback, and added patient safety along with our patented technology make it stand out from the competition.  The Probes incorporate irrigation, suction, and illumination.  This aids placement and lesion depth.  The small, flexible, design offers sole port-hole access, potentially decreasing procedure time, patient hospital stay, and patient discomfort.   .

The following table describes our major products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION® Mapping Catheter	Eight-electrode micro-catheter designed to map in both right and left atria.	Mapping This was only when we did not have the Tx approved.	510(k) (2) clearance obtained.	Approved in the European Economic Area (CE Mark) (3) and Canada.

REVELATION® Tx	Guidewire based eight-electrode micro-catheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	Seeking FDA approval to treat AF. Currently in study trial design development	Approved in the European Economic Area (CE Mark) and Canada

REVELATION® T-Flex	Deflectable and steerable eight-and sixteen-electrode micro-catheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Seeking FDA approval to treat AF. Currently in study trial design development	Approved in the European Economic Area (CE Mark) and Canada

REVELATION® Helix
Helical shaped guide-wire eight-electrode micro-catheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.
		Mapping and Ablation	No immediate plans	Approved in the European Economic Area (CE Mark) and Canada

REVELATION® Helix STX Surgical Ablation System INTELLITEMP® and INTELLITEMP® EP Radio Frequency (RF) Energy Management Device
Helical shaped guide-wire 16 -electrode micro-catheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.

Single use Cardima Surgical Ablation Probe with INTELLITEMP Radio Frequency(RF) Energy Management Device

		Pacing Mapping and Ablation Ablation using radiofrequency energy	No immediate plans 510(k) clearance obtained.	Approved in European Economic Area (CE Mark) and Canada Probe is approved in European Economic Area (CE Mark) and Canada Approved in European Economic Area (CE Mark) and Canada

Diagnostic Products
PATHFINDER®	Guide-wire based multi-electrode micro-catheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada and Japan

PATHFINDER® mini	Smallest Cardima PATHFINDER® micro-catheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan and Canada .

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

In addition to the major products listed above, our other products are Diagnostic products: TRACERTM; (ii) support products: VENAPORT®, VUEPORT®, and NAVIPORT®.

Research and New Product Development

We believe that, assuming we obtain the funding necessary to continue operations, our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our New Product Development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. While the primary responsibility of the department is to develop new products and transfer them to manufacturing, the department also performs applied research to improve device performance during the earlier stages of product development. In late 2007, as part of gearing up for commercialization, Product Development and Pilot Production Departments also became actively focused on projects to improve product quality, increase production yields and decrease manufacturing times.

Ongoing R&D efforts are aimed at enhancing our suite of ablation devices and ancillary tools for the EP as well as surgical arenas, as well as developments leading to next generation products.

Research and development expenses for the years ended December 31, 2007 and 2006, were $3.1 million, $1.8 million, respectively.

Marketing and Distribution

We have a direct sales representative responsible for U.S. sales of our products, including the surgical ablation system for AF and the Pathfinder diagnostic catheters for mapping along with our series of guides.  We are focusing our efforts on expanding our domestic customer base working with a distribution network.  We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 700 board certified electro-physiologists practicing domestically.  There are 1100 surgical centers that could be candidates for surgical AF ablation programs.

Our European sales presence includes our own global sales manager, one sales consultant and distribution through third party distributors in key target markets. These on-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, and Central and Eastern Europe. We believe there are about 400 hospitals that perform electrophysiology procedures and approximately 600 board certified electro-physiologists located outside of the U.S.

Paramedic Co., Ltd., our distributor in Japan, in the first quarter of 2007, notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during 2007. We understand that the reapplication process takes approximately twelve to eighteen months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have no sales in Japan. We anticipate resuming commercial sales in 2009. However, there can be no assurance that we will be able to resume sales by that time.

Manufacturing

We fabricate certain proprietary components of our products and assemble, inspect, test and package most components into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality and manufacturing process changes and the ability to limit outside access to our proprietary technology. Cardima meets and is certified to the exacting standards of the ISO 13485 Quality System Management requirement for Medical Devices.

We believe our custom-designed, proprietary processing equipment is an important component of our manufacturing strategy.  Our technological expertise includes braiding, precision coil winding, hydrophilic coating application, material cleaning and surface preparation.

 If we receive approval from the FDA to market our products, we may need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. Other challenges include supplier based management and inventory supplies which could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

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

In 2007, Cardima was awarded an additional patent from the U.S. Patent and Trademark Office for the INTELLITEMP® Energy Management Device.  This device is used to control the delivery of radiofrequency (RF) energy during ablation procedures in the EP and surgical markets.  The feedback system incorporates both temperature and impedance from CARDIMA’s full line of ablation microcatheters and surgical probes.  This patent reinforces the uniqueness of the INTELLITEMP’s modular architecture that controls RF energy delivery to any combination of up to 8 electrodes simultaneously along a linear ablation catheter or surgical probe.  In comparison to standard “drag and burn” ablation technologies, simultaneous ablation through multiple electrodes of a Cardima linear ablation catheter or surgical probe controlled by the INTELLITEMP shortens procedure time.  Furthermore, this process safely creates clean lesions that have penetrating depth, with no gaps along the linear trajectory.  The INTELLITEMP is marketed in the USA as part of the CARDIMA Surgical Ablation System, and CE Marked in the EU for both surgical and electrophysiology ablation applications.

As of March 31, 2008, Cardima was the assignee to 25 issued United States patents and 5 pending United States patent applications. In December 2000, we sold certain patents and related intellectual property pertaining to intravascular sensing and signal detection to Medtronic, Inc., which may have research efforts in the field of electrophysiology that may compete with our products. We received a perpetual, worldwide license at no cost from Medtronic to use these 13 issued United States patents and related intellectual property in our products for mapping and ablation of arrhythmia-causing tissue. In addition, Medtronic agreed not to sublicense the patents within our field of use to any non-affiliated party. We have also licensed a proprietary surface-coating material from another vendor used on certain of our micro-catheters.

As of March 31, 2008, we also have 23 patents in major international markets that have been validated or granted. No assurance can be given that these patent applications will provide competitive advantages for our products or that any patent application filed by us will issue as a patent. In addition, there can be no assurance that any of our patents or patent applications will not be challenged, invalidated, or circumvented in the future. There can also be no assurance that competitors, many of whom have greater resources than us and have substantial investments in competing technologies, will not apply for and obtain patents which will prevent, limit or interfere with our ability to make, use, or sell our products either in the United States or internationally.

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

We obtained rights to a biocompatible hydrophilic-coating material and process through a royalty-bearing license to use the hydrophilic coating technology in products designed to map and ablates cardiac arrhythmias while positioned within the coronary arteries and coronary veins. The license will terminate upon the later of 15 years from first commercial sale of catheters treated with the coating material or the expiration of the last-to-issue licensed patent, unless terminated earlier for material breach or due to our being in insolvency, dissolution, bankruptcy or receivership proceedings affecting the operation of our business.

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

Many of our competitors have an established presence in the field of interventional cardiology and/or electrophysiology, including Boston Scientific, C.R. Bard, Inc., St. Jude Medical, Inc. (through its Daig Division), Johnson & Johnson/Biosense Webster, and Medtronic, Inc. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and more experience and greater capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products.

Other companies are developing proprietary systems for the diagnosis of cardiac arrhythmias including Ablation Frontiers, Biosense Webster, Inc., a division of Johnson & Johnson; Cardiac Pathways, Inc. and EP Technologies, divisions of Boston Scientific; and Endocardial Solutions, Inc., a subsidiary of St. Jude Medical, Inc. Other companies develop, market and sell alternative approaches to the treatment of AF and VT, including Guidant, Medtronic, Inc., and St. Jude Medical, Inc., which manufacture implantable defibrillators. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically effective and cost-effective than the current treatments, or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. Our failure to demonstrate the competitive advantages of our products continues to have a material adverse effect on our business, financial condition and results of operations.

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

In the Surgical market, we believe we have advanced technology above and beyond our competition.  However, because our competition has been available for a longer period of time, and has an advantage in sales & marketing resources, Cardima will need to overcome manpower and financial hurdles to penetrate the market.  In the surgical market, patient safety, time, and results are driving market approval/penetration.  We believe our competitors lack the technology to continue market penetration once Cardima has established centers of excellence, developed peer-to-peer training, and has post market data to present at key meetings and symposia.  The major competitors include Atricure, Boston Scientific, and Medtronic.  Smaller startup companies include Estech and CTS Medical.  Again, whether they use RF, unipolar or bipolar, or laser energy, they are unable to match the features and benefits of the Cardima Surgical Ablation System.

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

A clinical trial in support of a 510(k) submission or a PMA application requires an Investigational Device Exemption (IDE) application approved in advance by the FDA to conduct a clinical trial .The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION® Tx micro-catheter system for AF in August 2000. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION® Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The FDA required additional clinical data using a randomized clinical trial design. Cardima, along with FDA dialogue is currently in the early stages of designing a new clinical study trial for use to seek FDA marketing approval.

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

The European Union has promulgated rules that require commercial medical products to bear the CE Mark. The CE Mark is recognized by the European Union as a symbol of adherence to strict quality systems requirements set forth in the ISO 13485 quality standards for medical devices, as well as compliance with 93/42/EEC, the Medical Device Directive. The CE Mark allows us to market our products throughout the European Economic Area. We received ISO 13485 Quality Systems certification for our manufacturing facilities in Fremont, California, which were re-certified in November 2007. These certifications and repeated inspections are required in order to continue to affix the CE Mark to our approved products in Europe. In addition, ISO 13485 certification was obtained in March 2004 to include electrosurgical generators and associated equipment.

We have received regulatory approval to affix the CE Mark to our REVELATION®, REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix micro-catheters for treatment of AF as well as our PATHFINDER® diagnostic family of micro-catheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately six months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales in 2009. However, there can be no assurance that we will be able to resume sales by that time.

Third-Party Reimbursement

In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Our success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payers for medical procedures in which our products are used. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary, inappropriate or used for a non-approved indication. If FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by the United States Centers for Medicare & Medicaid Services (CMS), as well as by individual health maintenance organizations, private insurers and other payers. Government agencies, private insurers and other payers determine whether to provide coverage for a particular procedure based on its medical necessity for the patient in question. The federal Medicare program, many state Medicaid programs and other payers reimburse health care providers for medical treatment at a fixed rate based on, or adapted from the diagnosis-related group established by the CMS. The fixed rate of reimbursement is typically based on the patient's diagnosis and the procedure performed, but may be related to the specific type or number of devices used in a procedure. There can be no assurance that reimbursement for our products will be available in sufficient amounts, if at all, or that future reimbursement policies of payers will not adversely affect our ability to sell products on a profitable basis.

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

Regardless of the type of reimbursement system, we believe that physician advocacy of our products will be required to obtain reimbursement. We believe that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, we believe that a patient's underlying arrhythmia should typically not recur after treatment with procedures using our products. We anticipate that hospital administrators and physicians would justify the use of our products by the attendant cost savings and clinical benefits derived from the use of our products. However, there can be no assurance this will be the case. There can be no assurance that reimbursement for our products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using our products. Failure by hospitals and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers' policies toward reimbursement for procedures using our products, would have a material adverse effect on our business, financial condition and results of operations.

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

Employees

At December 31, 2007, we had 40 employees, of whom 39 were full-time employees and 1 was part-time employee. Moreover, out of the 39 employees, 4 were engaged directly in research and new product development, 3 in regulatory affairs, quality assurance and clinical activities, 22 in manufacturing, 5 in sales and marketing and 5 in finance and administration. We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of March 31, 2008 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise the further funding, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2007 of $6.6 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Our failure to raise capital when needed would likely cause us to cease our operations.

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

Our net losses were approximately $42.6 million for the year ended December 31, 2007 and approximately $12.1 million for the year ended December 31, 2006 restated. As of December 31, 2007, our accumulated deficit was approximately $176.6 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

The audit report accompanying our 2007 financial statements expresses substantial doubt as to our ability to continue as a going concern

As a result of our losses to date and accumulated deficit, the audit report on our 2007 financial statements contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. Our continuation as a going concern will depend upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Concern about our ability to continue as a going concern may make it more difficult for us to obtain additional funding to meet our obligations or adversely affect the terms of any additional funding we are able to obtain. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can or will operate profitably in the future, or that we will continue as a going concern.

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

In the United States, we are required to seek a PMA for our ablation products, including the REVELATION® Tx and T-Flex micro-catheters, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product.

In 2006 Cardima was unsuccessful in obtaining domestic Food and Drug Administration (FDA) approval through the FDA’s desire for additional clinical data.  Cardima along with dialog with the FDA is currently designing a study trial amendable to both parties to seek approval to use its ablation system to treat AF.  Cardima projects to begin its pivotal study in 2008; however the timing and receiving FDA approval to begin the trial in the projected timeframe cannot be assured.  Although the study details have not been finalized, the study can last up to 1 year or longer.

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

In 2007 Cardima was unsuccessful in obtaining domestic Food and Drug Administration (FDA) approval through the FDA’s desire for additional clinical data.  Cardima along with dialog with the FDA is currently designing a study trial amendable to both parties to seek approval to use its ablation system to treat AF.  Cardima projects to begin its pivotal study in 2008; however the timing and receiving FDA approval to begin the trial in the projected timeframe cannot be assured.  Although the study details have not been finalized, the study can last up to 1 year or longer.

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

We have a direct sales representative responsible for U.S. sales of our products, including the surgical ablation system for AF and the Pathfinder diagnostic catheters for mapping along with our series of guides.  We are focusing our efforts on expanding our domestic customer base working with a distribution network.. If we receive FDA approval of our PMA application for REVELATION® Tx, we may not have an adequate marketing and sales force to adequately sell that product. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

Our European sales presence includes our own global sales manager, one sales consultant and distribution through third party distributors in key target markets. These on-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, and Central and Eastern Europe.. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

Currently, international sales and marketing of our PATHFINDER®, PATHFINDER® mini, REVELATION® and TRACER® micro-catheter systems are conducted through a number of exclusive distributors in certain European countries and Japan   Paramedic Co., Ltd., our distributor in Japan, in the first quarter of 2007, notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during 2007. We understand that the reapplication process takes approximately six to nine months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we have sold only a limited number of systems through these distributors. We cannot be certain that these distributors will be able to effectively market and sell our products. For example, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. . Our failure to establish and maintain successful distribution relationships would harm our business.

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

Our micro-catheter systems represent novel approaches to diagnosing and treating AF and VT and our SAS represents a novel approach to ablating cardiac tissue during surgery. Acceptance of our products and procedures by physicians, patients and health care payers will be necessary in order for us to be successful. If the market does not accept our products and the procedures involved in their use, our business would be harmed and our revenues would decline.

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

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during 2007. We understand that the reapplication process takes approximately six to nine months. We are currently exploring our options with regard to selling the PATHFINDER® in Japan. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales in 2009. However, there can be no assurance that we will be able to resume sales by that time.

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

U.S. healthcare providers, including hospitals and physicians, that purchase micro-catheter products generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using our products. The success of our products will depend upon the ability of healthcare providers to obtain satisfactory reimbursement for medical procedures in which our micro-catheter systems are used. If these healthcare providers are unable to obtain reimbursement from third-party payers, the market may not accept our products and our revenues may decline.

Third-party payers may deny reimbursement if they determine that a prescribed device:

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

Our manufacturing facilities are subject to periodic inspection by regulatory authorities. Our operations must either undergo QSR compliance inspections conducted by the FDA or receive an FDA exemption from such compliance inspections in order for the FDA to permit us to produce products for sale in the United States. Our facilities and manufacturing processes are subject to inspections from time to time by the FDA, the State of California and European Notified Bodies. We have demonstrated compliance with ISO 13485quality standards, as well as compliance with 93/42/EEC, the Medical Device Directive. We comply with procedures to produce products for sale in Europe. Any failure by us to comply with the QSR requirements or to maintain our compliance with ISO 13485s and 93/42/EEC, the Medical Device Directive, will require us to take corrective actions, such as modification of our policies and procedures. In addition, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with QSR or ISO 13485 standards. There can be no assurance that we will be found in compliance with the QSR by regulatory authorities, or that we will maintain compliance with ISO 13485 standards in future audits. Our failure to comply with state or FDA QSR, maintain compliance with ISO 13485 standards, or develop our manufacturing capability in compliance with such standards, would have a material adverse effect on our business, financial condition and results of operations.

Our facilities and manufacturing processes have undergone a successful annual surveillance audit by the European Notified Body in December 2004. We successfully passed a pre PMA inspection by the FDA in January 2003. In March 2006, the FDA conducted a Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, which we successfully passed. There is no assurance that our manufacturing facilities will continue to meet such compliance audits and will maintain such compliance standards.

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

We May Not Be Able to Implement Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis and we have identified material weakness in our system of internal controls.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. Under current rules, commencing with our annual report for the fiscal year ending December 31, 2008 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain. Our initial assessment has identified material weeknesses in our controls our financial reports. We may not be able to remidiate these problem on a timely basis.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We may not be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations

Substantial future sales of our common stock in the public market could cause our stock price to fall.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease an approximately 29,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet clean-room, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly/test/inspection areas, and a materials area. Our amended facility lease expires in May 31, 2010. Our existing leased facilities exceed our current needs and we believe that we will be able to obtain additional commercial space as needed.

ITEM 3. LEGAL PROCEEDINGS

        A complaint was filed against the Company in the Superior Court in Alamedia County, California (File No. HG 08374416), on March 3, 2008 by Gabriel Vegh, one of our directors and the former Chairman and Chief Executive Officer, for violation of statues , breach of contract, bad faith, wrongful termination and damages. The action was commenced in connection with our termination of Mr Vegh in August 2007. The Company is in the process of responding to the complaint and intends to defend itself vigorously.

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

No matters were submitted to a vote of our security holders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

In October 2005, our common stock resumed quotation on the Nasdaq Over-the-Counter Bulletin Board under the symbol CADM.OB. Our common stock was quoted on the Pink Sheets, Nasdaq SmallCap Market and Nasdaq National Market from May 2005 to October 2005, June 2001 to May 2005 and June 1997 to June 2001 respectively. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	HIGH	LOW
YEAR ENDED DECEMBER 31, 2007
First Quarter	$0.21	$0.05
Second Quarter	0.17	0.04
Third Quarter	0.70	0.05
Fourth Quarter	0.65	0.21

YEAR ENDED DECEMBER 31, 2006
First Quarter	$0.07	$0.04
Second Quarter	0.25	0.03
Third Quarter	0.09	0.05
Fourth Quarter	0.08	0.04

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of December 31, 2007, we had approximately 93 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

On December 17, 2007, Cardima, Inc. (the “Company”) consummated a transaction whereby the Company entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by the Company to the Investors of (i) a total of 18,000,000 shares of the Company’s Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of the Company’s Common Stock at an exercise price of $0.55. The Warrants have an exercise price equal of $0.55.

At the option of the Company, the Company may force the Holder to exercise the Warrant at a price per share equal to $0.55, provided that (i) the Company’s Common Stock is trading at a price equal to or more than $1.00 for a period of fifteen (15) consecutive trading days ending on the date preceding the date the Company sends a notice to the Holder in which it announces its intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares.   The Warrants have an expiration date of 5 years from the date of issuance.

Pursuant to the Subscription Agreement, the Company has agreed to use its best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On December 17, 2007, Cardima, Inc. (the “Company”) consummated a transaction whereby the Company entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by the Company to the Investors of (i) a total of 18,000,000 shares of the Company’s Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of the Company’s Common Stock at an exercise price of $0.55. The company granted a total of 5,700,000 warrants to the investors. Apix International Limited (“Apix”) acted as placement agent for the transaction.  Apix is owned by Robert Cheney who is the Chief Executive Officer and a Director of the Company. Additional details can be found in the recent financing section of this report.

We had cash and cash equivalents of approximately $4,811,000 as of December 31, 2007 and approximately $942,000 as of December 31, 2006.

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

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. We also review our allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectability risks associated with its accounts receivable.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are adopting FIN 48 at the beginning of our fiscal year 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated balance sheet, statement of income and statement of cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payment or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of FSP 00-19-2 will have no impact its financial statements.

Results of Operations - Years Ended December 31, 2007 and 2006

Net Sales

For the year ended December 31, 2007, revenues decreased 25% to $1,157,000 from $1,541,000 in 2006, primarily due to no sales in Japan.  Excluding Japan, which contributed $650,000 in 2006 to zero in 2007, we had significant growth in all other regions. We expect to see continued improvements in our sales effort in 2008.

North American sales increased significantly by 44% to $914,000 from $636,000 in 2006 while European sales also increased by 26% to $321,000 from $255,000 in 2006. The increases in Sales in both regions is due to increased sales efforts in Europe and a new distributor agreement with On-X in the US. We had no sales in Japan in 2007 vs. $650,000 in 2006. This was caused by the expiration of certification of our Japanese distributor.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, shipping and handling costs, and manufacturing labor and overhead Cost of goods sold for 2007 decreased by 20% to $1,613,000 from $2,023,000 for 2006. Cost of goods sold as a percentage of net sales increased slightly by 8%, from 131% in 2006 to 139% in 2007. The decrease in the cost of goods sold reduced standard costs due to decreased burden cost and lower volume. The standard margin was still higher than 2006 due to sales of higher margin products in the US. This was in addition to the return of $85K of product returns from our Japanese distributor. Also as the company prepared for the commercialization of surgical line of products, the production capacity was used by R&D and clinical department to build clinical products and R&D test units of T-flex and Probe. The company experts that the cogs will drop as a % of sales a s volume increases.

Net Loss

Net loss increased by $30,495,000, to $42,646,000 in 2007 from $12,151,000 on a restated basis in 2006. The increase in net loss resulted primarily from the other expense of $33,048,000 in 2007 compared with other expense of $5,142,000 on a restated basis in 2006. These losses were associated with $10,129,000n on non cash conversion of debt in to equity, $15,182,000 of non cash loss on debt extinguishment, and $7,737,000, non-cash loss from liability created from the issuance of options, warrants, and other convertible instruments in access od authorized shares, This problem was corrected during the year with the reverse stock split approved by the shareholders.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total expenses increased 73% to $3,091,000 in 2006 from $1,787,000 in 2006. The increase in 2007 was primarily   due to activities related to the surgical line of products and costs related to the FDA’s MDDRP meeting held on April 19, 2007. The cost incurred over this period included increased headcount, testing, and clinical research. The cost associated with the surgical line increased by $461,000 and the FDA cost increased by $718,000 over the same period last year.
.

The costs associated with research and pre-clinical programs and clinical development programs were approximately (in thousands):

	Year ended December 31,
	2007	2006
Clinical development programs	$2,073	$1,110
Research and preclinical programs	1,017	679
Total research and development	$3,090	$1,787

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 increased 426% to $5,203,000 from $2,987,000 in 2006. Selling expenses for 2007 increased by 70% to $477,000 from $281,000 in 2006 primarily due to hiring of a sales consultant in Europe. Marketing expenses for 2007 also increased 315% to $507,000 from $161,000 in 2006. The increase in marketing expenses is due to increased headcount (three persons), and increased sales and promotional activities to stimulate sales in US. General and administrative expenses for 2007 increased 166% to $4,219,000 from $2,544,000 in 2006. The increase in general and administrative expenses was primarily due to $125,000 expense for Section 404 effort and transition from one audit company to another. As a non-accelerated filer, Section 404 of the Sarbanes-Oxley Act requires management to report on the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2007. During the third quarter of 2007, we initiated the implementation of meeting Section 404 requirements which resulted in increased professional fees. Increased professional fees are expected to continue into 2008. Since Apix is wholly owned by the Company's CEO, the non-cash payment to Apix in regards to the services connected with 2007 private placement was $1,408,000 recorded as compensation expense.

Interest Expense

Interest expense for 2007 decreased 49% to $891,000 from $1,754,000 in 2006. The decrease was primarily due to the conversion of Apix loans into stock equity.

Other Income and Expense

Other expense for 2007 was $33,048,000 from $5,142,000 in 2006. This was due principally to the loss on conversion of debt in to equity $10,129,000, loss on debt extinguishment of $15,182,000, an dnon-cash loss of 7,737,000 from the liabilities created from the issuers of options, warrants, + other convertible instruments in excess of authorized shares.

As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes and warrants and their related debt derivatives pursuant to EITF 19 and SFAS 133 which resulted in significant changes in the financial statements, those financial statements should not be relied upon. Accordingly cash restates its December 31, 2006 twelve month financial and the quarter ending March, June + September 2007 in this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $4,811,000 as of December 31, 2007and $942,000 as of December 31, 2006. In addition we have $2,008,000 in certificate of deposit in Bank of America with a maturity date of four months. As of December 31, 2007, we had positive working capital of $6,018,000, and an accumulated deficit of approximately $176,559,000.

Net cash used in operating activities was approximately 6,666,000 and for the years ended December 31, 2007 and 2006, respectively, resulting primarily from operating losses incurred. Net cash used in investing activities was $112,000 in 2006 and related to the capital expenditures of property and equipment, as compared to $2,185,000 used in 2007 for purchases of short term investments and fixed assets. Net cash provided by financing activities was approximately $12,720,000 and $5,468,000 for the years ended December 31, 2006 and 2006, respectively, resulting primarily from the Apix loan financing and advances in 2007 and 2006.

Net non-cash items affecting operating activities for the period ending December 31, 2007 amounted to $34,456,000, which mainly consisted of the following: 1) loss on debt extinguishment of $15,182,000; 2) loss on excess shares over authorized of $7,737,000; 3) compensation expense related to warrants granted to officer of $1,408,000; 4) loss on conversion of debt and warrants in to equity of $10,129,000.

On December 31, 2007 the Company had total assets of $8,004,000 compared to $2,379,000 on December 31, 2006, a increase of  $5,625,000 (260% The Company had a total stockholder's equity of $6,381,000 on December 31, 2007, compared to a stockholders’ deficit of $(12,719,000) on December 31, 2006.

Contractual Commitments:

Following is a schedule of future contractual commitments at December 31, 2007(in thousands):

Fiscal Year	Operating Leases	Capital Leases
2008	$265	$24
2009	272	7
2010	115
Total minimum lease payments	652	33
Less amounts representing interest		2
Present value of net minimum lease payments		$31

The total capital leases of $33,000 include interest payments $2,000 interest payments, respectively. Our purchase obligations are guaranteed payments consisting of contracts relating to material purchasing.

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

On June 4, 2007, Cardima, Inc. (the "Company") filed with the Secretary of State of Delaware a Certificate of Elimination to remove from its certificate of incorporation the Series A Participating Preferred Stock. On June 6, the Company filed with the Secretary of State of Delaware a Certificate of Designation for a new Series A Preferred Stock.

On October 3, 2007, Cardima, Inc. (the “Company”) entered into a Debt Settlement Agreement (the “Settlement Agreement”), with Apix International Limited (“Apix”). The Settlement Agreement arose from an initial loan made by Apix to the Company in August 2005 for $3,000,000 as well as two loan facility term sheets which provided financial accommodation to the Company entered into on February 14, 2006 and January 16, 2007.  The terms of the Settlement Agreement require the Company to issue an aggregate of 88,000,000 million shares of the Company’s common stock to Apix in settlement of an outstanding balance (“Outstanding Balance”) of $17,661,055 and 20,340,000 warrants (“Warrants”) owed to Apix by the Company.  Specifically, 58,870,183 shares of the Company’s common stock were issued to Apix in settlement of the Outstanding Balance and 29,129,817 shares of the Company’s common stock were issued to Apix in settlement of the Warrants. As a result of the execution of the Settlement Agreement, Apix releases and forever discharges the Company of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that Apix had, or may have arising from the Outstanding Balance and Warrants.

On December 17, 2007, Cardima, Inc. (the “Company”) consummated a transaction whereby the Company entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by the Company to the Investors of (i) a total of 18,000,000 shares of the Company’s Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of the Company’s Common Stock at an exercise price of $0.55. The Warrants have an exercise price equal of $0.55.

 At the option of the Company, the Company may force the Holder to exercise the Warrant at a price per share equal to $0.55, provided that (i) the Company’s Common Stock is trading at a price equal to or more than $1.00 for a period of fifteen (15) consecutive trading days ending on the date preceding the date the Company sends a notice to the Holder in which it announces its intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares.   The Warrants have an expiration date of 5 years from the date of issuance.

Pursuant to the Subscription Agreement, the Company has agreed to use its best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2.

Apix International Limited (“Apix”) acted as placement agent for the transaction.  Apix is owned by Robert Cheney who is the Chief Executive Officer and a Director of the Company. In consideration for the services provided, the Company has entered into a Funding Agreement with Apix whereby the Company agreed to: (i) pay a placement fee of 5% of gross proceeds, payable in the Company’s common shares issued at $0.50 per share; (ii) grant two million warrants to purchase shares of the Company’s Common Stock for a period of five years at an exercise price of $0.55; and (iii) reimburse Apix’s expenses totaling $75,000.  Subsequently the Funding Agreement was amended by the Company and Apix in which Apix waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of the Company’s common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.  The other terms of the Funding Agreement remain the same.

In summary, the company had obtained an initial funding of $3m in August 2005; issued 30 million warrants at exercise price of $0.10 and was charged various additional fees totaling $1,035,000.   At the February 16, 2006 round of financing the company secured additional funding of $660,000, charged additional fees of $860,000 and granted an additional 31.8 million warrants at an exercise price of $0.10. The term of this loan was through May 16, 2006. The company continued to receive additional funding of $4.5 million and had accrued additional interest of $375K. As of December 31, 2006 the company had received cash of $8.16 million, had accrued $592K in interest and accrued various fees amounting to $1,715,000.

On January17, 2007 the old loan was rolled over in to a new loan with additional loan funding up to $5.625 million to be drawn in installments of $220K each. The company also granted additional warrants totaling 118, 800,000(rolled the previous 30M and 31,8M in previous agreement), 3.8M warrants for each draw of funds and additional 20M warrants. The total of all warrants was 203,400,000, at the exercise price of $0.03 for the 118.8M warrants and $0.03 for the remaining 84.6M. In addition the company agreed to pay the cumulative facility fee of 500,000 in the form of 5,000,000 preferred shares with additional voting rights. The exit fee was increased from $1.56 million to $4.16 million and the other expenses rose to $425,000. The total outstanding amount at September 30, 2007 comprised of principal amount of $11.88 million, accrued interest of $1.44 million, the exit fee of $1.16 million and other expenses of $425K, totaling to $17.661 million.

On October 3, 2007, the entire loan was converted in to equity giving Apix 88 million shares for the total loan outstanding of $17.661 million. The details of the transactions are listed above.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 19, 2007, Marc Lumer & Company (the "Former Accountant") resigned as our auditors~~.~~ The Company engaged PMB+Helin Donovan LLP (the "New Accountant"), as its independent certified public accountant. The Company's decision to engage the New Accountant was approved by its Board of Directors on October 19, 2007.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreement with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

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

The Company has requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter is attached as Exhibit 16.1 to this Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment under the framework in Internal Control - Integrated Framework, the Company's management, including the chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Specifically, we identified ineffective controls over certain processes involving insufficient knowledge of generally accepted accounting principles which resulted in a restatement of our 10KSB at December 31, 2006 and our 10QSB filings for each of the quarters ended March 31, June 30, and September 30 2007; . There were inadequate processes and procedures for assuring that the documentation of certain warrant awards properly reflected the non-economic terms of the grants and that such awards, as documented, were properly recorded under applicable equity compensation accounting rules. In addition, the information technology department did not maintain adequate procedures and documentation when implementing system changes. Lastly the accounts and finance department and not have sufficient resources to close the books and prepare the 10-KSB in a timely fashion.
Management recognizes the need to remediate these weaknesses, and has embarked on a plan to strengthen both the finance and the IT departments

This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

Changes in Internal Controls

There were no changes to the internal controls, except as described in the previous paragraph, during the fourth quarter ended December 31, 2007, that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information regarding our directors and executive officers as of March 31, 2008:

Name of Director	Age	Title	Director Since
Tony K. Shum	38	Chairman of our Board of Directors	2006
John R. Cheney	49	Chief Executive Officer and Director	2006
Dr. Eric Chan	50	Chief Technolgy Officer	2007
Phillip Radlick, Ph.D.	69	Independent Consultant Director	1994
Gabriel B.Vegh	67	Director	1992
Dr. Richard (aston	64	Director	2007

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

Dr. Eric Chan, co-inventor of Cardima’s INTELLITEMP® Energy Management System, the Surgical Ablation Probe with Stabilization Sheath, and the REVELATION Helix catheter, has been our Senior Vice President of Product Development since February 2007. Dr. Chan received a B.S.E.E. from Purdue University, and both the M.S.E. and Ph.D. degrees in Biomedical Engineering from the University of Texas at Austin.  He also completed the Global Bio-Executive Program at the University of California, Berkeley, Haas School of Business.  He is a Senior Member of the Institute of Electrical and Electronic Engineers, and an elected Fellow of the European Society of Cardiology.

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

Mr. Gabriel B. Vegh, our founder was has our Chief Executive Officer from June 2000 through July 2007.  In addition, he was our Acting Chief Financial Officer from June 2005 through July 2007 and Chairman of our Board of Directors from May 2001 through that date.  Mr. Vegh has been one of our directors since November 1992, and served as our President from June 2000 to May 2001. He was our Executive Vice President from January 1995 until June 2000, and our Chief Operating Officer from November 1994 through January 1995. Mr. Vegh was our President from May 1993 through November 1994. From August 1985 until May 1993, Mr. Vegh was the Vice President, Operations of Target Therapeutics, Inc., which is now a division of Boston Scientific Corporation. From February 1983 until August 1985, Mr. Vegh was General Manager, Pilot Operations of Advanced Cardiovascular Systems, Inc., which is now a division of Boston Scientific Corporation. Mr. Vegh received a B.S. in Mechanical Engineering from the New Jersey Institute of Technology.

Dr. Richard Gaston has been a director since  October 5, 2007.   He retired in 2006 from clinical practice as a Board certified cardiologist.   From 1981 to 2006, Dr. Gaston practiced as a cardiologist in Petaluma, California and played a major role in establishing state of the art intensive care unit at Petaluma Valley Hospital in 1980’s. From 1997 to 2003, Dr. Gaston also was the biotechnology and pharmaceutical analyst of AmeriCal Securities in San Francisco, California with a prominent role in selling Imatron Inc. to GE Healthcare.  Dr. Gaston received an A.B. in Psychology from Stanford University, M.D. from University of Michigan, Internship and Medical Residency from University of Utah and Cardiology Fellowship from Michigan State University.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Cheney	2007	0	-	-	70,000	-	-	-	70,000
	2006	0	-	-					-
Eric Chan	2007	200,000	42,000	-	70,000	-	-	-	312,000
	2006	200,000	18,000	-	0				218,000

(1)  The fee of $1,408,000 paid in warrants and other assets to Mr. Cheney in connection with the sale of securities of the Company as described in Note 1 to the Financial Statements was charged to general and administrative expenses.  The amount has been excluded from the table above because the promotion of the sale of securities of the Company is not within the normal purview of the person’s activities on behalf of the Company.

On September 26, 2007, Mr. Cheney was issued 10 year option to purchase 1,000,000 shares of the Company’s common stock at an option price of $0.44 per share.

Mr. Chan got a bonus of $42k and $18K in 2007 and 2006 respectively. On September 26, 2007, Mr. Chan was issued 10 year option to purchase 1,000,000 shares of the Company’s common stock at an option price of $0.44 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS									STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#	)	(#	)	(#	)	($)	(f)	(#	)	($)	(#	)	($)
	Exercisable		Unexercisable		(d)		(e)		(g)		(h)	(i)		(j)
	(b)		(c)
Richard Cheney			1,000,000		-		$0.44	September 2, 2017	0		$-	0		$-
	500		1,500		-		$0.50	February 13, 2016	0		$-	0		$-
	5,200				-		$0.70	July 27, 2016	0		$-	0		$-
Eric Chan	300				-		$19.10	July 6, 2009	0		$-	0		$-
	500				-		$19.10	July 6, 2009	0		$-	0		$-
	7,000				-		$11.60	July 21, 2008	0		$-	0		$-
	2,500				-		$12.20	October 4, 2010	0		$-	0		$-
	2,500				-		$3.40	April 6, 2011	0		$-	0		$-
	16,224				-		$15.00	February 6, 2012	0		$-	0		$-
	13,921				-		$10.30	March 5, 2013	0		$-	0		$-
	1,080				-		$10.30	March 5, 2013	0		$-	0		$-
	7,500		625		-		$10.40	February 12, 2014	0		$-	0		$-
	6,875				-		$10.40	February 12, 2014	0		$-	0		$-
	13,021		11,979		-		$0.60	November 10, 2015	0		$-	0		$-
	-		1,000,000		-		$0.11	September 26, 2017	0		$-	0		$-

Compensation of Directors:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation Earnings	All other Compensation($)	Total
	($)			Compensation ($)	($)	($)	($)
(a)	(b)		(d)	(e)	(f)	(g)	(j)
Richard Gaston	-	-	$109,075	-	-	-	109,075
Andrew K. Lee	-	-	$-	-	-	-	-
Phil Radlick	-	-	$-	-	-	-	-
Tony Shum	-	-	$436,300	-	-	-	436,300
Tina Sim	-	-	$21,815	-	-	-	21,815
Gabriel Vegh	-	-	$-	-	-	-	-

Ms. Tina Sim and Mr. Andrew K. Lee resigned from the Board on October 5, 2007

Directors receive no cash remuneration for their services as directors at this time.

The following is the list of Directors who were on the Board of Directors in 2007.

Phil Radlick director since 1994, has been granted non-qualified option for Directors to purchase 5000 shares of the Company’s common stock at an option price of $8.70 per share on May 20, 2004, 800 shares of the Company’s common stock at an varying prices between $8.40 to $14.50 per share between May 5, 2001 through June 6, 2005, and 5,200 shares of the Company’s common stock at an option price of $0.70 per share on July 27, 2007

Dick Gaston, since Oct5, 2007, was issued 10 year option to purchase 250,000 shares of the Company’s common stock at an option price of $0.44 per share.

Tina Sim, director since 2006, was issued 10-year option to purchase 50,000 shares of the Company’s common stock at an option price of $0.44 per share. On December 5, 2007, the Board approved immediate vesting of these options. She was also was granted non-qualified option for Directors to purchase  500 shares of the Company’s common stock at an option price of $0.30 per share on April 24, 2006 and 5,200  shares of the Company’s common stock at an option price of $0.70 per share on July, 27, 2006

Andrew K. Lee, director from 2006 thru October 5, 2007 was granted non-qualified option to purchase 500 shares of the Company’s common stock at an option price of $0.30 per share on April 24, 2006 and 5,200 shares of the Company’s common stock at an option price of $0.70 per share on July, 27, 2006.

Mr. Gabriel Vegh has no options outstanding.
.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of December 31, 2007 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) all officers and directors of Cardima as a group.

	Shares beneficially owned
Stockholder	Number of shares	Percentage of class (2)
Peter L Yuan (4)	39,182,200	31.02%
24F Block 48 Bagulo Villa
550 Victoria Road
Pokfulam, China

Victor Shui Kwai Lee & Agnes (3)	45,766,126	36.23%
Wing Chi Li Jtten
54 LaSalle Road, 2nd Floor
Kowloon Tong
Kowloon, Hong Kong

John R. Cheney (2)	27,807,200	22.01%
Nelson Capital Corporation
24F Block 48
Bagulo Villa
550 Victoria Road
Pokfulam, China

Tony K. Shum	1,007,200	0.87%

Dr. Eric Chan	1,132,597	0.90%

Philip Radlick, PhD	11,000	0.01%

Gabriel B. Vegh	226,989	0.18%

Dr. Richard Gaston	265,431	0.21%

Ms. Tina Sim	55,700	0.04%

Andrew K. Lee	5,700	0.00%

Total	115,460,143	91.47%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 90 days of December 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 16,800,000  shares held by Nelson Capital Corporation of which Mr. Cheney is a director.  Also includes 10,000,000 shares issuable upon conversion of 5,000,000 shares of Series A Preferred Stock (the "Series A") held by Apix International Limited of which Mr. Cheney is a director and principal shareholder.  The Series A vote on an as converted basis.  Although the certificate of designation for the Series A that is currently on file with the State of Delaware states that each share of Series A votes on a 28 for 1 basis, the Company and Apix have agreed to amend the terms of the Series A to reduce the voting rights to two for one

(3) 22,244,800 shares were issued to Victor Shui Kwai Lee pursuant to a Debt Settlement Agreement entered in to between the Company and Apix International Limited. 317,711 shares were purchased by Mr. Lee prior to the agreement. In addition 20,000,000 shares were issued to Asia Peak holdings Ltd. pursuant to a Debt Settlement Agreement entered in to between the Company and Apix International Limited. Mr. Lee is a majority owner in the company. The number of shares does not include 652,500 shares issuable upon exercise of warrants that may not be exercised before 6/17.

(4) The 29,182,200 shares were issued to Peter L. Yuan pursuant to a Debt Settlement Agreement entered in to between the Company and Apix International Limited. Cardima, Inc. (the Company) issued 10,000,000 shares of common shares to Mr. Yuan in connection with the December 2007 financing by the company.  The number of shares does not include 1,500,000 shares issuable upon exercise of warrants that may not be exercised before 6/17.
.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As part of the December 17, 2007 agreement with Apix waived its five-percent common share placement fee and accepted for its services rendered, all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, a Director, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.

In December 2007, Apix International Limited (“Apix”) acted as placement agent in a financing transaction in which the Company raised an aggregate of $9,000,000.  Apix is owned by Robert Cheney, our Chief Executive Officer and a Director.  In consideration for the services provided, the Company agreed to compensate Apix as follows: (i) three million warrants to purchase shares of the Company’s common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.

ITEM 13. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Cardima, Inc. (as incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 31, 2004).

3.1a	Certificate of Elimination of Series A Participating Preferred Stock (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 8, 2008).

3.1b	Certificate of Designation Series A Preferred Stock (as incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 8, 2008).

3.2	Bylaws of Cardima, Inc. (as incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

4.1	Form of Grid Note dated June 7, 2007 (included herein).

4.2	Form of Warrant dated June 7, 2007 (included herein).

4.3	Form of Warrant dated December 17, 2007 ((incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.1	1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003)

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

10.12	Loan Facility Term Sheet (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.13	Loan Agreement dated June 7, 2007 (included herein).

10.14	Patent Security Agreement dated June 7, 2007 (included herein).

10.15	Trademark Security Agreement dated June 7, 2007 (included herein).

10.16	Patent, Trademark and Copyright Security Agreement dated June 7, 2007 (included herein).

10.17	Debt Settlement Agreement dated October 3, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

10.18	Form of Subscription Agreement dated December 17, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.19	Funding Agreement dated October 5, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.20	Amendment to Funding Agreement dated December 14, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

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

ITEM 14. Principal Accountant Fees and Services

On October 19, 2007, Marc Lumer & Company (the "Former Accountant") resigned as our auditors~~.~~ The Company engaged PMB+Helin Donovan LLP (the "New Accountant"), as its independent certified public accountant.

NEW ACCOUNTANT	For the Year Ended December 31, 2007
Audit Fees	$65,000
Audit-Related Fees	$63,164
Tax Fees	$0
All Other Fees	$0
Total Fees	$128,164

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB. The Company paid or accrued the following fees in 2007 its independent certified public accountants,

PRIOR ACCOUNTANT	For the Year Ended December 31, 2006 and 2007
Audit Fees	$159,024
Audit-Related Fees	$12,485
Tax Fees	$0
All Other Fees	$35,674
Total Fees	$207,399

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statementsincluded in the Company’s quarterly reports on Form 10-QSB.Other Fees” consisted of fees associated with the Sarbanes 404 work.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

April 17, 2007	By:	/s/ John. R. Cheney

Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Cheney, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Tony R. Shum	Chairman of the Board	April 15, 2008
Tony R. Shum

/s/ Phillip Radlick, Ph.D.	Director	April 15, 2008
Phillip Radlick, Ph.D.

/s/ John R. Cheney	Chief Executive Officer	April 15, 2008
John R. Cheney

/s/ Richard Gaston	Director	April 15, 2008
Richard Gaston

	Director	April ___, 2008
Gabriel B. Vegh

/s/ Eric Chan	Director	April 15, 2008
Eric Chan

CARDIMA, INC.

REPORT OF PMB HELIN DONOVAN, LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheet of Cardima, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan
San Francisco, California

April 14, 2008

REPORT OF MARC LUMER & COMPANY,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cardima, Inc.

 We have audited the accompanying  the related statements of operations, stockholders’ equity (deficit), and cash flows of Cardima, Inc.for year ended December 31, 2006 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,   the results of  operations and  cash flows of Cardima, Inc. for the years ended December 31, 2006  in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to properly reflect the accounting for, extinguishment of debt and accrual of derivative excess authorized share liability, related to convertible debt.

Marc Lumer & Company
San Francisco, California
April 17, 2007 except for the effects of the restatement  as

Disclosed in Note 2

April 14, 2008

CARDIMA, INC.
BALANCE SHEET
(In thousands, except per share amounts)

ASSETS	December 31, 2007
Current assets:
Cash	$4,811
Accounts receivable, net of allowances for doubtful accounts of $77	183
Short term investment	2,008
Inventories	402
Prepaid expenses	46
Other current assets	131
Total current assets	7,581

Property and equipment, net	362
Other assets	61
TOTAL ASSETS	$8,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$443
Accrued liabilities	911
Notes payable to related parties - current portion	10
Capital leases - current portion	24
Payable related party	175
Total current liabilities	1,563

Capital leases - noncurrent portion	7
Notes payable to related parties - noncurrent portion	53

TOTAL LIABILITIES	1,623

Stockholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 5,000,000 shares authorized, 5,000,000 issued and outstanding.	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 116,316,311 shares issued and outstanding	116
Additional paid-in-capital	182,324
Accumulated deficit	(176,559)
Total Stockholders' Equity	6,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,004

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2007	Year Ended December 31, 2006 (Restated)

Net sales	$1,157	$1,541
Cost of goods sold	1,613	2,023
Gross deficiencies	(456)	(482)

Operating expenses:
Research and development	3,091	1,787
Selling, general and administrative	5,203	2,987
Total operating expenses	8,294	4,774

Operating loss	(8,750)	(5,256)

Other income (expenses):
Interest income	26	1
Interest expense	(891)	(1,754)
Other income	17	-
Loss on debt extinguishment	(15,182)	(2,256)
Loss on excess shares over authorized	(7,737)	(2,886)
Loss on debt settlement	(10,129)	-
Total other income (expenses)	(33,896)	(6,895)
Net loss	$(42,646)	$(12,151)

Basic and diluted net loss per share	$(1.31)	$(1.19)

Shares used in computing basic and diluted net loss per share	32,442	10,170

The accompanying notes are an integral part of these financial statements

CARDIMA, Inc.
Statements of Stockholders’ Equity (Deficit)
 (In thousands)

	No. of Shares	Common Stock	Paid-In-Capital	Preferred Stock	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2005	10,162	$9	$117,991	$-	$(121,762)	$(3,762)
Common stock issued under employee stock plans	70		28		-	28
Common stock issued to non-employees	3	-			-	-
Expense for vesting of stock options granted to employees	-	-	390		-	390
Relative fair value of warrants issued and beneficial conversion feature			2,776		-	2,776
Net Loss	-	-	-		(12,151)	(12,151)
Balance at December 31, 2006 (restated)	10,235	$9	$121,185	$-	$(133,913)	$(12,719)
Common stock issued under employee stock plans	75	1	34	-	-	35
Common stock issued for services	6		3	-	-	3
Expense for vesting of stock options granted to employees			488	-	-	488
Relative fair value of warrants issued and beneficial conversion feature			12,073	-	-	12,073
Warrants issued as compensation expense			1,234	-	-	1,234
Conversion of Debt to Common stock and repurchase of warrants	88,000	88	27,702	-	-	27,790
Sale of common stock	18,000	18	8,982	-	-	9,000
Preferred Stock issued for fees (5,000,000 shares)			-	500	-	500
Reclassification of derivative liability for excess shares to paid-in capital		-	10,623	-	-	10,623
Net Loss				-	$(42,646)	$(42,646)
Balance at December 31, 2007	116,316	$116	$182,324	$500	$(176,559)	$6,381

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,646)	$(12,151)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	97	123
Non-cash stock-based compensation	491	391
Non-cash interest expense	649	-
Loss on excess shares over authorized	7,737	2,886
Loss on debt extinguishment	15,182	2,256
Loss on debt settlement	10,129	-
Preferred Shares issued for fees	500
Non-cash compensation	1,234
Non-cash expense relating to net change in cash settlement terms		520
Change in warrant liability	-	(1,200)
Excess and obsolete inventory	37	(18)
Write-off of interest income	-	(26)
Allowance for doubtful accounts	63	(12)
Changes in operating assets and liabilities:	-	-
Accounts receivable	168	(138)
Inventories	(116)	81
Prepaid and other assets	18	396
Accounts payable, accrued compensation and other liabilities	(112)	120
Notes payable	(7)	70
Accrued fees	(111)	2,164
Net cash used in operating activities	(6,686)	(4,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	(2,008)	-
Purchase of property and equipment	(177)	(112)
Net cash used in investing activities	(2,185)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(15)	(20)
Net proceeds from loan financing	3,720	5,460
Net proceeds from sale of common stock	9,035	28
Net cash provided by financing activities	12,740	5,468
Change in cash and cash equivalents	3,870	818
Beginning cash and cash equivalents	942	124
Ending cash and equivalents	$4,811	$942

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$10	$6
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$10,129
Preferred Shares issued for fees	$500
Debt Extinguishment	$15,182	2,256
Equipment acquired under capital lease arrangements	$-	$37
Warrants issued for loan financing	$-	$1,422

The accompanying notes are an integral part of these financial statements.

CARDIMA, INC.
Notes to Financial Statements
December 31, 2007

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cardima, Inc., (“The Company”) was incorporated in the State of Delaware on November 12, 1992. The Company designs, develops, manufactures and markets minimally invasive, single-use, micro-catheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. The Company has licensed its micro-catheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from Target Therapeutics. The Company sells its products worldwide through both direct sales and distribution channels, with a substantial portion of its sales to international customers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2007, the Company had cash on hand of $4,811,000, positive working capital of $6,018,000, and an accumulated deficit of approximately $176,559,000. Cardima had a net loss of $42,646,000 and $12,151,000 for the years ending December 31, 2007 and 2006 respectively.  In October 2007, Cardima and its major creditor Apix International, Ltd., (“Apix”) reached an agreement to convert all of its outstanding debt, $17,661,000 into equity, which resulted in Apix becoming the majority stockholder of the company.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Management is taking action to address these matters, which include:

•	Retaining and hiring experienced management personnel with particular skills in the development and sale of its products and services.
•	Developing new markets and expanding its sales efforts.
•	Evaluating funding strategies in the public and private markets.

Historically, management has been able to raise additional capital. During the December 2007, the Company obtained equity capital of $9 million through the sale of common stock and warrants. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Reverse Stock split

Effective June 30, 2007, the Board of Directors authorized a one-for-ten reverse stock split to be effective in June 30, 2007 to shareholders of record. Based on approximately 102,354,679 pre-split shares of Common Stock issued and outstanding as of  June 30, 2007, the following  table reflects a range of the approximate percentage  reduction  in  the  outstanding  shares  of  Common  Stock  and  the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

Reverse	Percentage	Post-split
Stock Split	Reduction	Shares
1 for 10	90%	10,235,486

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affects all stockholders equally and does not affect any stockholder’s proportionate equity interest in the Company except for those stockholders whose fractional shares will be rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitles the holder thereof to one vote per share and will otherwise be identical to one share of the Old Common Stock. The percentage ownership of management, the number of stockholders or any aspect of the Company's business has not changed materially because of the Reverse Stock Split.

All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Restatement

The Company has restated it’s previously issued 2006 financial statements for matters related to the following previously reported items: accounting for debt modification; loss on debt extinguishment; accounting for warrant liabilities; convertible debentures; and a liability for excess shares over the authorized share amount; and the related income tax effects. The accompanying financial statements for 2006 have been restated to reflect the corrections.  (see Note 12)

On November 16, 2007, in connection with the preparation of the quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007 of Cardima, Inc. (the “Company”), the Company’s Board of Directors determined that its previously issued financial statements as of and for the three-month period ended June 30, 2007 included in its Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 30 , 2007 (the “Q2 2007 Form 10-QSB”), should no longer be relied upon as a result of incorrect accounting for certain non-cash debt extinguishment. This had the effect of understating the Company's Net Loss Attributable to Common Stockholders by approximately $21.7 million or $2.21 per share. As originally stated for the three and six months ended June 30, 2007, Net Income (loss) and Net Income (loss) per share were $4,367,000, $0.42  and $(2,657,000), $(0.26) respectively.  As restated for the three and six months ended June 30, 2007, Net (loss) and Net (loss) per share were $(17.4) million, $(1.69) and $(27.2) million, $(2.65) respectively.

Additionally, the Company determined that its previously issued financial statements as of and for the three-month periods ended March 31, 2006; June 30, 2006; September 30, 2006; March 31, 2007; September 30, 2007, and the year ended December 31, 2006 should no longer be relied upon as a result of the Company's determination that it had incorrectly accounted for the non-cash extinguishment of debt and commitment of unauthorized shares.

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

Management makes estimates that affect reserves for allowance for doubtful accounts, inventory reserves, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies.  Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Revenue Recognition

The Company recognizes revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade credit or cash. The Company generally allows the customers to return defective, damaged and in certain cases expired products for credit. The Company has distributors in Asia and Europe and the Company record as revenue the wholesale price the Company charge our distributors. The distributors assume the title and the risk of loss at the shipping point. The distributors do not have any price protection or return rights. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any changes in equity from non-owner sources.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. We base our provisions for excess, obsolete or expired inventory primarily on a percentage based on our aged category and on our production levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, obsolete or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect the estimates related to excess and obsolete inventory.

Assets Held as Leasehold Improvements

Assets held as leasehold improvements are recorded at cost. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly, shipping and handling charges, testing costs and manufacturing overhead.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During the year ended December 31, 2007, the Company believes that there has been no indicator of impairment.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company determined that there was no impact as a result of the adoption of FIN No. 48.

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values beginning in 2006.

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in the Company’s statements of operations for 2007 and 2006 include compensation expense related to share-based awards granted prior to January 1, 2006 that vested during 2007 and 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2007 and 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company uses Black-Scholes method to determine fair value of stock options granted.  The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

Net Loss per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants

The following outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders:

	2007	2006
Options to purchase common stock	5,988,496	5,108,628
Warrants to purchase common stock	5,700,000	75,793,526
Total	11,688,496	80,902,154

The following table presents the calculation of basic and diluted net loss per share: (in thousands, except per share amounts)

	2007	2006 (Restated)
Net loss available to common shareholders	$(42,646)	$(12,151)
Weighted average common shares outstanding	32,442	10,170

Basic and diluted net loss per share available to common shareholders	$(1.31)	$(1.19)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2007, the Company maintains its cash and cash equivalents with a major bank.
.
Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company recognizes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowance for doubtful accounts fairly represent the underlying collectability risks associated with its accounts receivable. For the period ended December 31, 2007, the Company established an allowance for doubtful accounts of $77,000.

Short-Term Investments

 Short-term investments consist of certificates of deposit with maturities of less than a year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is classified as capital assets and amortized using the straight line method over the term of the lease or the estimated useful life, whichever is shorter. Minor replacements, maintenance, and repairs that do not increase the useful life of the assets are expensed as incurred.  (see Note 4)

 Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2007 and 2006, comprehensive loss is equivalent to the Company’s reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

CLASSIFICATION OF FINANCIAL INSTRUMENTS

In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with a mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, the Company has recorded the value of warrants issued and the outstanding shares of Preferred Stock Series X as a component of equity on the balance sheet. See Note 9, Preferred Series Shares.

Accounting for Convertible Debt Securities

The Company accounts for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts.

Extinguishment of Debt

The Company follows the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of  Financial  Assets and Extinguishments of Liabilities" ("SFAS No. 140") along with  related  interpretations  from Emerging Issues Task Force No. 96-19 ("EITF No.  96-19").  The  Task  Force  reached  a  consensus  that an exchange of debt instruments  with  substantially  different  terms  is a debt extinguishment and should  be  accounted  for in accordance with paragraph 16 of SFAS No. 140.  The Task Force also observed that a debtor could achieve the same economic effect by making a substantial modification of terms of an existing debt instrument. Accordingly, the Task Force reached a consensus that a substantial modification of terms should be accounted for like, and reported in the same manner as, an extinguishment of debt.

From  the  debtor's  perspective,  an  exchange of debt instruments between or a modification  of  a debt instrument by a debtor and a creditor in a non-troubled debt  situation  is  deemed to have been accomplished with debt instruments that are substantially different if the net present value of the cash flows under the terms  of  the  new  debt  instrument  is at least 10 percent different from the present  value  of  the  remaining  cash  flows  under the terms of the original instrument.  The Company had Amendments in February 2006 and June 2007  to the Convertible Note and the related warrants,  the  Company  feels  that  a  substantial  modification in terms of the Convertible  Note  has  occurred.  Upon  further  analysis,  the  Company  has determined  that  a  greater than 10% difference in the net present value of the remaining  cash  flows  of  both  the  original  Convertible  Note  and  the New Convertible  Note  has  occurred.  Therefore, the Company has extinguished the original Convertible Note, along with the related unamortized discounts and deferred loan costs, and recorded the New Convertible Note at its fair value.  The  extinguishments  required  the  Company  to  record an extinguishment  debt  expense  of  $15,182,000 and $2,526,000 in 2007 and 2006, respectively.

Stock Warrants Issued to Third Parties

The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  The Company has not issued any warrants to customers in 2007 or 2006.

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

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2007 consist of cash, a short term investment, accounts receivable, accounts payable, warrant liabilities, other current liabilities, loan payable and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Off-Balance-Sheet Arrangements

As of December 31, 2007, the Company did not have any off-balance sheet arrangements.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit, quality financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company is currently evaluating this pronouncement.

In December 2007, the Financial Accounting Standards Board Statement issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payment or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of FSP 00-19-2 will have no impact its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements. The Company's restatement is discussed in Note 12.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are adopting FIN 48 at the beginning of our fiscal year 2007.

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

Apix International Limited.

Apix International, Ltd., (“APIX”) is an entity that is solely owned by Mr. Robert Cheney, CEO and a Director of the Company. Mr. Cheney was appointed as the CEO in June 2007.

Transactional History

In August 2005, the Company issued secured promissory notes in the aggregate principal amount of $3,000,000 (the Notes) and warrants to purchase the Company's common stock (the Warrants) to APIX. The Notes bear interest at a rate of 10%, originally maturing on February 28, 2006. Additionally, the Company was required to pay various loan related fees totaling $1,035,000 to APIX on the maturity date. The associated Warrants are exercisable for 3,000,000 post split shares of common stock at an exercise price of $1.00 per share. The Warrants, which expired ten years after issuance, were assigned a value of $3 million, estimated using the Black-Scholes valuation model.  In accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the values assigned to both the Notes and the Warrant were allocated based on their fair values. The discounts on the Notes for the Warrants and fees were being amortized to interest expense, using the effective interest method, over the term of the Notes.

The holder of the Warrants had registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the Warrants. In 2005 the Company determined that under EITF No. 00-19, the ability to register stock was deemed to be outside of the Company's control. Accordingly, the initial fair value of the Warrants of $3 million was recorded as an accrued warrant liability in the consolidated balance sheet, and was marked to market at the end of each reporting period.

In February 2006 the Company modified the terms of its 10% note payable to APIX with an outstanding principal; balance of $3,000,000 and related loan fees payable of $1,035,000, due on February 28, 2006. APIX  agreed to (1) provide an additional $660,000 in funding, (2) the original Notes being modified to include a conversion feature (convertible into 9,150,000 shares of the Company's common stock at a conversion price of $.40 per share., (3) extend the due date to May 16, 2006; (4) receive an additional warrant exercisable into 3,100,000 post split shares of common stock at and exercise price of $1.00 per share with a ten year life; (6) the registration rights agreement language was clarified to mean the Company that the Company would use its “best efforts” and there were no liquidated damages provisions for non-registration; and (7) to receive additional fees of $860,000 due on the revised maturity date. The Company evaluated the modification of the Note pursuant to SFAS 140, EITF Issue Nos. 96-19, 02-04, and 06-06 and management determined that the debt instruments that are substantially different since the net present value of the cash flows under the terms of  the  new  debt  instrument  was at least 10 percent different from the present  value  of  the  remaining  cash  flows  under the terms of the original instrument.  Accordingly, the excess of the consideration provided to APIX, the note holder, over the principal and interest due, and loan related fees due, of $2,256,000, was recorded as Loss on Extinguishment of Debt on the Company’s Statement of Operations for 2006.

The Company has evaluated the terms of the modified 10% secured convertible debenture in accordance with EITF Issue Nos. 00-19 and  05-02 and the debenture was deemed "conventional convertible debt instruments". The Company evaluated the registration rights agreement and determined that there were no amount of liquated damages payable or other provisions that would cause net cash settlement related to the warrants or conversion feature. Accordingly, the Warrants (a free-standing instrument) were classified as equity (a component of Additional-Paid-in-Capital). Additionally, the application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature. The value of the beneficial conversion feature was limited to the relative fair value of the debentures.

The new 10% secured convertible promissory notes issued to APIX in February 2006, in essence consisted of a $3,660,000 Secured Convertilbe Note Unit (Note Unit).  The Note Unit consisted of $3,660,000 principal amount of 10% secured Note ,( the Convertible Note) due May 16, 2006, and  Common Stock Purchase Warrants (collectively the Warrants) to purchase 6,100,000 post split shares of the Company’s common stock, par value $0.01 per share (the Common Stock), at an exercise price of $1.00 per share. The relative fair value of the Warrants of $1,093,000 which was determined using the Black-Scholes option-pricing model, and the intrinsic value of the Beneficial Conversion Feature of $483,000 at the time of modification, were both recorded as additional paid-in capital The fair value of the Warrants at the time of modification was determined using the Black-Scholes option-pricing model.

From May 2006 through December 2006,  APIX provided the Company with additional debt financing of $4,500,000 to meet the Company’s working capital needs. These unsecured borrowings under bear interest at 10% per annum and were due on demand.  As of December 31, 2006, the Company had total obligations due to APIX of the following: (1) a $3,660,000 10% secured convertible note payable due on demand with accrued interest of $592,000; (2) $4,500,000 in unsecured borrowings due on demand with accrued interest of $375,000; and (3) various loan related fees aggregating to $1,715,000.

In 2007 the Company modified the terms of its 10% secured convertible note payable to APIX with an outstanding principal balance of $3,660,000 and its 10% unsecured loan obligation of $4,500,000 and related loan fees payable of $1,715,000, which were due on demand. APIX  agreed to (1) provide an additional $5,625,000 in funding (which can be drawn in traunches of $220,000 each, (2) the convertible secured note and unsecured borrowing being modified to include a reduction to the conversion price for the secured convertible note and adding a conversion feature to the unsecured borrowings  (convertible into 44,153,000 shares of the Company's common stock at a conversion price of $0.40 per share., (3) extend the due date to December 31, 2007; (4) receive an additional warrants exercisable into an aggregate of 11,880,000 shares of common stock at and exercise price of $0.30 per share with a ten year life; (5) receive $500,000 in exit fees convertible into 5 million shares of Preferred Stock Series A (see Note 9);  (7) the registration rights agreement language included that the Company would use its “best efforts” and there were no liquidated damages provisions for non-registration; and (8) to receive additional fees and expenses of $2,870,000 due on the revised maturity date. The Company evaluated the modification of the Note pursuant to SFAS 140, EITF Issue Nos. 96-19, 02-04, and 06-06 and management determined that the debt instruments that are substantially different since the net present value of the cash flows under the terms of  the  new  debt  instrument  was at least 10 percent different from the present  value  of  the  remaining  cash  flows  under the terms of the original instrument.  Accordingly, the excess of the consideration provided to APIX, the note holder, over the principal and interest due, and loan related fees due, of $6,329,000, was recorded as Loss on Extinguishment of Debt on the Company’s Statement of Operations for 2007.In  2007, APIX and the Company concluded a set of  restructuring transactions whereby the outstanding debt (secured and unsecured)

On October 3, 2007, the Company reached an agreement with APIX whereby the Company granted 58,870,183 shares of the Company’s $.01 par value common stock to APIX in full settlement of the $17,661,000 outstanding balance related to the 10% secured convertible note payable to the APIX due on December 31, 2007 and related interest due, plus any all related loan fees.  At the grant date, the quoted fair market value of the common stock transferred was $23,989,600 which exceeded outstanding carrying value of debt by $6,329,000; accordingly, a loss of $6,328,546, net of income taxes, has been included in the Statement of Operations in 2007. The Company also agreed to repurchase from APIX warrants, which were convertible into 20,340,000 shares of common stock at an exercise price of $0.40 per share in exchange for 29,129,817shares of the Company’s common stock having a quoted market price of $12,525,800.  The fair value of the repurchased APIX warrant was $8,725,600 based on the Black-Scholes Option Pricing Model. As a result of this transaction, the Company recorded a loss of $3,800,000 on the Statement of Operations for 2007. The Company subsequently cancelled these warrants returned by APIX.

SERIES A PREFERRED SHARES

In 2007, the Company entered into an agreement with APIX in which the Company issued convertible preferred stock in exchange for $500,000 of a loan facility fee due to APIX. On June 7, 2007, the Company issued 5 million shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $0.001 per share and a liquidation value of $500,000, to APIX in full settlement of the $500,000 facility fee due to APIX. The Series A Preferred Stock is voting with a voting preference of 2.8 to 1 to an individual common share, and the Series A shareholders vote as a single class with the common shares. The Series A shareholders are entitled to receive  dividends only if declared. The preferred stock is convertible from the date of issuance into shares of the Company's common stock ("Common Stock") at a fixed exchange rate of 0.2 shares of common stock for each Series A share. The Company can redeem Series A shares at any time at a price of $0.10 per Series A share. The number of shares of common stock to be issued upon conversion is determined by dividing the aggregate stated value of the preferred stock by the ("Conversion Price").

In accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", Series A shares do not have mandatory redemption rights are to be recorded as equity. Series A shares redemption is at the sole option of the Company and redemption would only occur upon the liquidation or termination of the issuer. Based on characteristics of the agreement as described above, the Company has recorded the Preferred Series A shares as a equity on the balance sheet.

The market price of the Company's common stock on the date of commitment was $0.50per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the effective conversion price associated with the preferred shares equal to the quoted market value, no beneficial conversion should be recognized.

2007 Private Placement

On December 14, 2007, the Company entered into an agreement with APIX to act as its placement agent to conduct the offer of its securities in a private placement (“Offering”). The CEO of the Company is the owner of the placement agent. The contract provides for the Placement Agent to be paid a fee if the gross proceeds received from the sale of units comprising the Company’s shares and warrants (“Units”) sold in the Offering is at least $9 million. Pursuant to this agreement, the APIX will provide the following services: (1) APIX to act on behalf of the Company to raise a minimum of $9 million of additional equity financing; (2) APIX to receive  a warrant convertible into 3 million shares of common stock at an exercise price of $0.55 per share and having a 5 year term with a fair value of approximately $1,234,000 using the Black Scholes method assuming interest free rate of 4.05% and volatility rate of 96.19%; (3) APIX to receive all rights, title and interest in a personal loan owing by Mr. Phil Radlick, a Director of the Company, with the Company guaranteeing a minimum recoverable amount of $100,000 within 12 months; and (4) APIX to receive reimbursement for expenses of $75,000.

As of December 31, 2007, the Company completed its private placement whereby it sold 18 million shares of our Common Stock (the “Shares”) and issued warrants to purchase another 2,700,000 shares of our Common Stock (the “ December 2007 Private Placement Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $9 million (the transaction is referred to herein as the “2007 Private Placement”). Included in the issuance costs are direct costs related to the 2007 Private Placement which were $1,408,000.

Since, APIX is wholly owned and controlled the Company’s CEO, the payments made to APIX in regards to the services connected with the 2007 Private Placement were recorded as an expense in the Statement Operations for 2007.

Pursuant to the Subscription Agreement. the Company has agreed to use its best efforts to secure effectiveness of, as soon as reasonably only practicable after the insurance and delivery of the Shares and Warrants , the filling of a registration statement on Form SB-2  (the "Filling Date").

It is herby agreed that all parties listed as signatories below, herby waive any registration rights and other rights under the Registration Rights Agreement and any and all penalties that may be due as a result of the Registration Statement's not having been filed by the Filing Date.

As of December 31, 2007 the Company had $175,000 in loans payable due to APIX.

2. Extinguishment of debt

On February 14, 2006 the company received an extension of its credit facility of $660,000 and an extension of the maturity date from February 28, 2006 to May 31, 2006, and was granted control of the exercise of warrants. At that date the company was deemed no longer to be required to net cash settle the warrants or the convertible features of the debt. In exchange the company granted the lender an additional 3,180,000 (post split) warrants, reduced the exercise price from $0.10 to $0.06 per share. The company also agreed to pay additional fees of $680,000 and give the lender convertibility of the principal portion of the debt. The company determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction the company recognized a loss of $2,256,072, The Value of the beneficial conversion feature was recorded at their intrinsic value. The additional Warrants were computed using the Black Scholes method assuming a 5.08% risk free interest rate, a life of 9.16 years, and a volatility rate of 160.39%.  At the same time the company eliminated its derivative Warrant Liability as described in EITF 00-19. As the maturity date was short and within the company’s fiscal year, the company deemed that the additional fees were part of the extinguishment and included them as part of the loss as noted above.

On June 27, 2007 the company received an additional extension of its credit facility and an extension of the maturity date from February to December 31, 2007 in conjunction with a plan to convert all of the existing debt to equity, as discussed in Note 1. In exchange the company granted the lender an additional 14,160,000 warrants, reduced the exercise price from $0.06 to $0.04 per share. The company also agreed to pay additional fees of $3,370,000 The Company determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction the company recognized a loss of $ 15,182,000. The Value of the beneficial conversion feature was recorded at their intrinsic value. The additional Warrants were computed using the Black Scholes method assuming a 4.8% risk free interest rate interest rate a life of .32 years and a volatility rate of 92.29,

2. Extinguishment of debt (continued)

As the conversion of debt to equity was pending, October 3, 2007, and within the company’s fiscal year, the company deemed that the additional fees were part of the extinguishment and included them as part of the loss. The facility fee of $500,000 was immediately converted to $5,000,000 shares of preferred stock.

The table below details the specific components of both the February 14, 2006 and the January 27, 2007 extinguishments and shows the computation of the loss on extinguishment of debt:

3. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

December 31, 2007

Raw Materials	$202
Work-In-Process	23
Finished Goods	177
$402

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market. The Company had allowances for excess and obsolete inventory of approximately $615,000 at December 31, 2007. Moreover, as of December 31, 2007, the Company has approximately $50,000--in inventories located in foreign countries, which were held by the local distributors.

4. Property and Equipment

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was approximately $97,000 and $123,000 for fiscal years 2007 and 2006, respectively.

Property and equipment consist of the following (in thousands):

December 31, 2007

Equipment	$2230
Leasehold improvements	270
$2500
Less accumulated depreciation and amortization	(2138)
$362

Idle Equipment	$1290
Less accumulated depreciation and amortization	(1290)
$0-

Equipment includes property and equipment financed under capital leases, which amounts to approximately $78,000 at December 31, 2007. Accumulated amortization related to the leased assets was $53,000. The Company had fully depreciated its idle equipment as of December 31, 2007.

5. Payable - Related Party

On December 17, 2007, Cardima, Inc. (the “Company”) consummated a transaction whereby the Company entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by the Company to the Investors of (i) a total of 18,000,000 shares of the Company’s Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of the Company’s Common Stock at an exercise price of $0.55.

Apix International Limited (“Apix”) acted as placement agent for the transaction.  Apix is owned by Robert Cheney who is the Chief Executive Officer and a Director of the Company. In consideration for the services provided, the Company has entered into a Funding Agreement with Apix whereby the Company agreed to: (i) pay a placement fee of 5% of gross proceeds, payable in the Company’s common shares issued at $0.50 per share; (ii) grant two million warrants to purchase shares of the Company’s Common Stock for a period of five years at an exercise price of $0.55; and (iii) reimburse Apix’s expenses totaling $75,000.  Subsequently the Funding Agreement was amended by the Company and Apix in which Apix waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of the Company’s common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.  The other terms of the Funding Agreement remain the same.  As a result, the Company had $175,000 in loan payable at December 31, 2007.

6. Short term investment

The company had a certificate of deposit with Bank of America with a four-month maturity in the amount of $2,008,000 at December 31, 2007.

7. Commitments and Contingencies

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2010. The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases

2008	265	25
2009	272	8
2010	115
Total Minimum Lease Payments	652	33

less: amounts representing interest		2

Present Value of net minimum lease payments		31

Rent expense was approximately $265,000 in 2007 and $260,000 in 2006.

Contingencies

 On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remains as a Director and his severance package has not been finalized. If the Company and Mr. Vegh do not agree on the terms of the severance package, the Company may face potential lawsuit arising from Mr. Vegh’s termination. On March 3, 2008, the Company received a letter from the law firm representing its former Chief Executive Officer and Acting Chief Financial Officer Mr. Gabriel Vegh. Mr. Vegh claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims.  The Company determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. The Company will defend itself vigorously against Mr. Vegh’s claims.
.
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

In addition, the Company is subject to numerous risks and uncertainties because of the nature and status of its operations and could be subject to claims and legal actions arising in the ordinary course of business. The Company maintains insurance coverage for events in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to the Company’s financial position or results of operations

8. Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. During the year ended December 31, 2006, revenues to the Company’s largest customer, Paramedics Co. Ltd. in Japan, comprised 42% of the Company’s total net product sales respectively. In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan.  Paramedics returned $85,000 of inventory on hand in 2007. DOT Medical LTD, our distributor in Germany, had $127, 000 or 12% of net product sales in 2007. No other single customer represented greater than 10% of net product sales in the years 2007 and 2006. Accounts receivable from this customer was $9,700 at the end of 2007. The total export sales represented 25% of net sales for the year ended December 31, 2007. Allowances for doubtful accounts were $63,000 and $14,000 as of December 31, 2007 and 2006, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2007		2006

United States	$857	74%	$624	41%
Germany	86	8%	146	9%
Europe - Other	277	24%	109	7%
Japan	(78)	(7)%	650	42%
Others	15	1%	12	1%
Total Net Sales	$1,157		$1,541

During the first quarter of 2007, the Company’s Japanese distributor notified the Company of its failure to maintain the legal documentation standard required to sell its PATHFINDER® in Japan.  As a result, the Company had no sales in Japan during the first three quarters of 2007.  In addition, in compliance with the local import rules, the Japanese distributor returned a total of $85,000 of products during the second quarter of 2007. The Company understands that the reapplication process takes approximately twelve to eighteen months.  The Company is currently exploring its options with regard to selling the PATHFINDER® in Japan. Furthermore, the Company entered into a distribution agreement with Robert Reid Inc. in Japan to be its exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. Robert Reid Inc. will not be able to start importing and selling our products until the reapplication process is complete.   During the reapplication process, the Company may have limited or no sales in Japan.  The Company anticipates resuming commercial sales in 2009.  However, there can be no assurance that it will be able to resume sales by that time.

The Company’s diagnostic product group, namely the Pathfinder® family of micro-catheter systems, accounted for 62% and 74% of net sales for the years ended December 31, 2007 and 2006, respectively.

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

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business. From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000. . As at the end of December 31, 2007, the Company had uninsured cash and a short term investment totaling $6,648,000 in two major banks – primarily in one large financial institution.

9. Stockholders’ Equity

The Company is authorized to have two classes of capital stock: Preferred Stock (Series A) and Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Series A Preferred Stock are required to vote as a single class with holders of Common Stock but are entitled to 2.8 votes for each share held and a liquidation preference of $0.10 per share.

Preferred stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors can authorize the issuance of Preferred stock in one or more series without obtaining further stockholder approval. On June 7, 2007, the Company issued to Apix International Limited (“Apix”) 5,000,000 shares of its Series A Preferred Stock (the “Series A Preferred”) in payment of a facility fee of $500,000 in connection with the execution of a Loan Agreement between the Company and Apix on June 7, 2007.  Each share of Series A Preferred is convertible into 0.2 shares of common stock at the option of the holder thereof.  The Series A Preferred may be called by the Company at any time at $0.10 per share.  Each share of Series A Preferred may be voted as a single class with the common stock on 2.8 votes per shares basis.There were 5,000,000 issued and outstanding at December 31, 2007. Series A Preferred stock has a liquidation preference of $0.10 per share, but there are no other dividend requirements.

The Series A Preferred was issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. No dividends have been declared to date.

As described in Note 1, Effective June 30, 2007, the Board of Directors authorized a one-for-ten reverse stock split to be effective in June 30, 2007 to shareholders of record. Stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the change in par value of the shares arising from the reverse split. In addition, as a result of a restatement of previously issued financial statements, approximately $2,776,000 was the effect on additional paid-in capital at the beginning of the current period.

In August 2005 the Company obtained $3,000,000 in debt financing through the issuance of a secured note payable with detachable warrants. The Company issued warrants to purchase 300,000 shares of common stock at $1.00 per share, which were valued at the issuance date at $3 million. As the warrants originally included a requirement for net cash settlement if the Company was unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. The Company subsequently signed an amendment with the warrant holder, which resulted in the warrants not requiring any cash settlement in the event of a Nonregistration Event, as defined, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were clarified to provide that the warrant holder would receive no liquidated damages in the event of a Nonregistration Event. Upon the elimination of the net cash settlement provision in February 2006, the fair value of the warrants was reclassified from other current liabilities to additional paid-in capital. As of December 31, 2007, there are no remaining warrants which have a net cash settlement provisions, accordingly all warrants are classified as a component of additional-paid-in capital in the accompanying consolidated balance sheet.

In April, 2006, the Company approved a stock issuance in the amount of 3,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $1,200 based on the fair value of the common stock issued was recorded in 2006.

In June, 2007, the Company approved a stock issuance in the amount of 29,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $2,900 based on the fair value of the common stock issued  was recorded in 2007.

2007 Private Placement

On December 17, 2007, the Company completed a private placement whereby it sold 18,000,000 shares of  Common Stock (the “Shares”) and issued 2007 Private Placement warrants to purchase another 2,700,000 shares of Common Stock (the “ 2007 Private Placement Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $9,000,000(the transaction is referred to herein as the “2007 Private Placement”). APIX, an entity wholly owned and controlled by the Company’s CEO acted as the placement and received a payment of $450,000. The 2007 Private Placement warrants have an exercise price of $0.55 per share and expire 5 years from the date of issuance. The Company will evaluated the appropriate classification of the warrants issued in accordance with EITF Issue No. 00-19 and FSP-019-02 and determined that the warrants did not have any net cash settlement provisions.

    Pursuant to the Subscription Agreement. the Company has agreed to use its best efforts to secure effectiveness of, as soon as reasonably only practicable after the insurance and delivery of the Shares and Warrants , the filling of a registration statement on Form SB-2  (the "Filling Date").

    It is herby agreed that all parties listed as signatories below, herby waive any registration rights and other rights under the Registration Rights Agreement and any and all penalties that may be due as a result of the Registration Statement's not having been filed by the Filing Date.

Repurchase of Warrants

In October 2007, the board of directors authorized the purchase of warrants convertible into 20,340,000 shares of the Company’s common stock at an exercise price of $0.40. These warrants were repurchased and subsequently cancelled. The Company issued 29,129,817 shares of its common stock having a quoted fair value of $12,525,800 for the purchase of these warrants.

As of December 31, 2007, the Company had 116,316,311 outstanding shares of common stock, and there were options outstanding to purchase 5,988,496 shares of common stock.

10. Stock Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values. The Company uses Black-Scholes method to determine fair value of stock options granted.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant. For the years ended December 31, 2007 and 2006, the weighted average grant date fair value per option share was $0.44 and $0.64, respectively.

The total stock-based compensation expense under FAS 123R was approximately $491,000 and $390,000, for the years ended December 31, 2007 and 2006, respectively. This expense reduced our basic and diluted earnings per share by less than a penny and by $0.04 for the years ended December 31, 2007 and 2006, respectively.  Our unamortized stock compensation expense as of December 31, 2007 is $2,243,000.

2007 Stock Option Plan

On September 14, 2007, Cardima Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of the Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to the Company or its Parent or Subsidiary. Options to purchase Common Stock of the Company granted under the plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate. 30,000,000 shares of Common Stock were reserved for issuance over the term of the 2007 Stock Plan.

Under the plan in no event shall the option price per share be less than 85% of the fair market value of a share of Common Stock on the date of the grant. In case of incentive stock option, except options to 10% stockholders, the exercise price of the option will not be less than 100% of the fair value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. Standard options vest at a rate of at least 20% of the underlying shares per year over 5 years and have a maximum term of 10 years. However, in no event shall an incentive stock option granted to a 10% stockholder under the plan shall have a maximum term in excess of more than 5 years from the date of the grant, Any optionee (as determined under Section 424 (d) of the Internal Revenue Code) who owns more than 10% of the combined voting power of all classes of outstanding stock of the Company, its Parent or Subsidiary is not eligible for the grant unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

The following table summarizes activities under the 2007 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2006	---	---	---	---
Shares Reserved in 2007	30,000,000	---	---	---
Options Granted in 2007	(5,815,000)	5,815,000	$0.44 - $0.55	$0.44
Balance as of 12/31/2007	24,185,000	5,815,000	$0.44 - $0.55	$0.44

At December 31, 2007, 5,815,000 options were outstanding and exercisable under the 2007 Stock Plan. All options granted in 2007 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted in 2007 under the 2007 Stock Plan was $0.44 per share.

The following table summarizes information about stock options outstanding under the 2007 Stock Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$ 0.44 - $0.45	5,495,000	9.7	$ 0.44	$ 303,750	$ 0.44
$ 0.50 - $0.55	320,000	9.9	$ 0.52	$ 8,333	$ 0.50
	5,815,000	9.7	$ 0.44	312,083	$ 0.44

As of December 31, 2007, vested options of 312,083 and non-vested options of 5,207,917 had an aggregate intrinsic value of approximately $21,000 and $363,000, respectively.

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

Under the Stock Plan, 820,000 (post-split) shares of Common Stock were reserved for issuance. Under the plan, any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for the grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

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

The following table summarizes activities under the 2003 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2005	536,853	283,147	$0.60 - $12.40	$5.30
Options Granted in 2006	(20,050)	20,050	$0.50 - $2.50	$0.70
Options Cancelled in 2006	95,019	(95,019)	$0.50 - $10.40	$4.80
Balance as of 12/31/2006	611,822	208,178	$0.50 - $12.40	$4.50
Options Granted in 2007	(4,700)	4,700	$0.55 - $0.60	$0.55
Options Cancelled in 2007	131,453	(131,453)	$0.50 - $10.40	$5.18
Balance as of 12/31/2007	738,575	81,425	$0.55 - $12.40	$3.17

At December 31, 2007 and 2006, 81,425 and 208,178 options were outstanding and exercisable under the 2003 Stock Plan. All options granted in 2007 and 2006 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted under the Stock Plan was $0.55 and $0.70 per share for 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding under the 2003 Stock Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$ 0.55 - $2.50	57,450	8.0	$ 0.62	28,900	$ 0.64
$ 3.50 - $12.40	23,975	6.3	$ 9.29	22,624	$ 9.44
	81,425	7.5	$ 3.17	51,524	$ 4.50

As of December 31, 2007, outstanding stock options under the 2003 Stock Plan did not have any intrinsic value.

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 765,069 (post-split) shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering of shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 plan expired on June 10, 2003, and no additional grants would be made under this plan.

The following table summarizes activities under the 1993 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2005	---	399,550	$3.40 - $70.00	$ 12.00
Options Granted in 2006	---	---	---	---
Options Cancelled in 2006	---	(131,064)	$3.40 - $70.00	$ 12.10
Balance as of 12/31/2006	---	268,486	$3.40 - $52.50	$ 11.80
Options Expired in 2007	(208,215)	---	---	---
Options Cancelled in 2007	208,215	(208,215)	$3.40 - $52.50	$ 12.01
Balance as of 12/31/2007	---	60,271	$3.40 - $46.30	$ 11.24

At December 31, 2007 and 2006, 60,271 and 268,486 options were outstanding and exercisable under the 1993 Stock Plan. There were no options granted in 2007 and in 2006.

The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$3.40 - $15.00	57,393	3.7	$10.36	57,393	$10.36
$19.10 - $46.30	2,878	0.9	$28.74	2,878	$28.74
	60,271	3.6	$11.24	60,271	$11.24

As of December 31, 2007, outstanding stock options under the 1993 Stock Plan did not have any intrinsic value.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 (post-split) shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company.

The following table summarizes activity under the 1997 Director’s Stock Option Plan:

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2005	59,800	29,800	$1.00 - $19.40	$ 5.10
Options Granted in 2006	(34,000)	34,000	$0.30 - $0.70	$ 0.60
Options Cancelled in 2006	29,000	(29,000)	$1.0 - $19.40	$ 5.00
Balance as of 12/31/2006	54,800	34,800	$0.30 - $14.50	$ 0.90
Options Granted in 2007	---	---	---	---
Options Cancelled in 2007	3,000	(3,000)	$0.30 - $0.50	$ 0.40
Balance as of 12/31/2007	57,800	31,800	$0.30 - $14.50	$ 0.90

At December 31, 2007 and 2006, 31,800 and 34,800 options were outstanding and exercisable under the 1997 Directors’ Stock Plan. No stock options were granted in 2007. Option shares granted in 2006 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted in 2006 under the Stock Plan was $0.60 per share.

The following table summarizes information about stock options outstanding under the 1997 Directors’ Stock Option Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of shares Exercisable	Weighted-Average Exercise Price
$0.30 - $0.70	31,000	8.5	$0.66	28,800	$0.68
$8.40 - $14.50	800	4.9	$10.10	800	$10.10
	31,800	8.4	$0.90	28,800	$0.94

As of December 31, 2007, vested options of 5,000 had an aggregate intrinsic value of approximately $2,500 and the non-vested options had no intrinsic value.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and reserved 250,000 (post-split) shares of common stock for issuance. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2007, 235,368 shares of common stock have been issued under the purchase plan. In 2007 and 2006, a total of 31,335 and 53,713 shares were issued under the plan.

Share-Based Compensation to Non-Employees

From time to time the Company grants options to Non-Employees to purchase common stock at a specific price with various vesting dates. The options are typically granted for services rendered and/or specific milestone met.

In April, 2006, the Company approved a stock issuance in the amount of 3,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $1,200 was recorded in 2006.

In June, 2007, the Company approved a stock issuance in the amount of 29,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $2,900 was recorded in 2007.

11. Related-Party Transactions

The Company has entered into employment agreements with several of its key employees. The agreements specify various employment-related matters, including confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits ranging from six months’ to thirty-six months’ salary in the event of termination without cause.

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 16, 2005, Dr. Radlick informed the Company that he was unable to repay the loan. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2007. In the recently concluded round of financing on December 17, 2008,  Apix accepted for its services rendered all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.

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

In December 2006, a settlement agreement was reached in principle, which the Company would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). The liability is accounted for in accordance with APB 21 as discussed in the footnote to the filing. The liability was recorded at the final date of the settlement. Until that date the exact terms had not been agreed to by both parties. The Company advises netted the notes receivable and payable in accordance with the underlying agreement that gave both parties the right of offset in accordance with FASB Technical Bulletin 88-2 which provides the specific requirements for liabilities and receivables to be offset. The technical bulletin has been superseded, but paragraph 4 of FIN 39 says that the guidance in the Technical Bulletin has been incorporated largely without change. In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively. The net of these two values of $63,667 is the note payable balance as of December 31, 2007.

As part of the December 17, 2007 agreement with Apix waived its five-percent common share placement fee and accepted for its services rendered, all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, a Director, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008. The Company has accrued this amount as part of the loan payable.

 In December 2007, Apix International Limited (“Apix”) acted as placement agent in a financing transaction in which the Company raised an aggregate of $9,000,000.  Apix is owned by Robert Cheney, our Chief Executive Officer and a Director.  In consideration for the services provided, the Company agreed to compensate Apix as follows: (i) three million warrants to purchase shares of the Company’s common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.  The Company has recognized this amount as liability.

12. Restatement of Financial Statements

        The Company has restated it’s previously issued 2006 consolidated financial statements for matters related to the following previously reported items:
•	To properly reflect the accounting for convertible notes, the related debt derivative and warrants pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133.
•	Recognize a debt extinguishment and the resulting loss as a result of debt modification
•	Recognize common shares in excess of shares authorized that potentially subject to net cash settlement.
•	Related income tax effects

12. Restatement of Financial Statements (continued)

         The accompanying financial statements for 2006 have been restated to reflect the corrections. The  net loss for 2006  increased by $2,618,000 as a result of these adjustments to the carrying value of convertible debentures, warrant liability and share liability which were not properly recorded in 2006.

Year ended December 31, 2006
(in thousands except per share data)
The following is a summary of the restatements for the year ended December 31, 2006:

Accrual of Excess Share liability	$2,886
Net changes in fair value of warrant liability	(3,044)
Loss on extinguishment of debt	2,256
Net changes resulting from change in net cash settlement	520
$2,618

        The following is a summary of the restatements for the year ended December 31, 2006:

Income tax effect of restatement	$0.0
Total increase in net loss	$2,618

        The effect on the Company’s previously issued December 31, 2006 financial statements are summarized as follows:

	As previously reported	Change	Restated
Balance Sheet
Excess Share Liability	$-	$2,886	$2,886
Warrant Liabilities	3,044	(3,044)	0
Total current liabilites	15,010	(158)	14,852
Total Long term Liability	84	-	84
Total Liability	15,094	(158)	14,936

Common Stock and Paid-in-capital	118,418	2,776	121,194
Accumulated Deficit	(131,295)	(2,618)	(133,913)
TOTAL STOCKHOLDER'S EQUITY	(12,877)	158	(12,719)

TOTAL LIABILITIES & EQUITY	2,217	-	2,217
Statement of Operations year ended December 31, 2006
Operating Loss	(5,256)	-	(5,256)
Interest Expense	(3,897)	2,143	(1,754)
Other Expense	(381)	(4,761)	(5,142)
Net Loss	$(9,533)	$(2,618)	$(12,151)
Basic and diluted net loss per share	$(0.94)	$(0.26)	$(1.19)
Shares used in computing basic and diluted net loss per share	10,170	10,170	10,170

12. Restatement of Financial Statements (continued)

    The net loss for 2006 was originally $9,533,000, while the 2006 restated net loss is reported as $12,151,000, an increase in loss of $2,618,000.  This increase in loss is related to the convertible debt, warrants, and common shares in excess of corporate authority through December 31, 2006.  The details of which are as follows

•	a charge arising from shares to settle convertible debt in excess of corporate authority of $2,885,744
•	The elimination of derivative share liability of $3,043,740 relating to the fair value of warrant liability
•	Loss on extinguishment of debt of $2,256,072
•	expenses due to change in fair value of to the debt derivatives of $520,000

    On the 2006 balance sheet, the restatement resulted in a decrease in liabilities and equity of $157,996 consisting of the following:
•	an decrease to the warrant liability from $3,043,740 to 0;
•	an increase to the net cash settlement of excess share liability from $0 to $2,885,744;

•	a net increase in retained deficit of $2,618,000.
•	an increase in additional paid in capital of $2,776,000

    The basic and diluted loss per share increased $0.25 from $(0.94) to $(1.19).

Restatement of Financial Statements (continued)

Three months ending March 31, 2007

    The following is the summary of the restatements as of March 31, 2007(unaudited) (in thousands):

Net change in fair value of warrant liability                                                                            $4,910,000.

    The following is the summary of the restatements for the three month ending March 31, 2007: (unaudited) (in thousands):

Income tax effect of restatement                                                                                               $0.0
Total increase in net loss                                                                                                           $ 2,826,000

12. Restatement of Financial Statements (continued)

    The effect on the Company’s previously issued March 31, 2007 financial statements are summarized as follows (in thousands):

    Three months ending March 31, 2007:

The effect on the Company’s previously issued March 31, 2007 financial statements are summarized as follows:

			(000's)
		As previously reported	Change	Restated
Balance Sheet
	Excess Share Liability	$-	$10,623	$(10,623)
	Warrant Liabilities	7,954	(7,954)	-
	Total current liabilites	21,527	2,669	24,196
	Total Long term Liability	79	-	79
	Total Liability	21,606	2,669	24,275

	Common Stock	118,503	2,776	121,279
	Accumulated Deficit	(138,318)	(5,444)	(143,762)
	Total Stock Holders' Equity	(19,815)	(2,669)	(22,483)
	Total Liabilities and equity	$1,791	$(0)	$1,792

Statement of Operations three months ending March 31, 2006
	Operating Loss	$(1,892)	$-	$(1,892)
	Interest Expense	$(220)	$-	$(220)
	Other Expense	$(4,911)	$4,911	$-
	Excess Shares Liability	$-	$(7,737)	$(7,737)

The net loss for the three months ending March 31, 2007 was originally $7,023,000. While the three months ending March 31, 2007 restated net loss is reported as $9,849,000, an increase in loss of $2,826,000. This increase in loss is due to elimination of derivative share liability of $4,911,000 relating to the fair value of warrant liability offset by a charge arising from shares to settle convertible debt in excess of corporate authority of $7,737,000

 On March 31, 2007 balance sheet, the restatement resulted in a increase in liabilities of $2,827,000 due to a) elimination of derivative liability relating to warrants of $4,911,000 offset by a charge arising from shares to settle convertible debt in excess of corporate authority of $7,737,084, offset in stockholder's equity increase in accumulated deficit of $2,826,000 due to an increase in operating loss of $2,826,000.

The basic and diluted loss per share increased by $0.28 from $(0.68) to $(0.96).

Three and six months ended June 30, 2007

The following is the summary of the restatements for the three months ended June 31, 2007:

(000's)
Net change in fair value of conversion liability	$(400,000)
Net adjustment to Loss and paid in capital for debt extinguishment	$(1,346,000)
Reduction of Deferred expenses	$1,746,000
Total	$0.0

The following is a summary of the restatements for the three and six months ended June 30, 2007 (000's)

Income tax effect of restatement	$0.0
Total increase in net loss	$23,938,000

12. Restatement of Financial Statements (continued)

The effect on the Company’s previously issued June 30, 2007 financial statements are summarized as follows:

Three and six months ended June 30, 2007

		(000's)
	As previously reported	Change	Restated
Balance Sheet
Assets
Deferred expense	$1,746	$(1,746)	$-
Total current assets	2,681	(1,746)	935
Total Assets	$3,010	$(1,746)	$1,264
	-		-
Liabilities & Equity
Conversion features liability	$400	$(400)	$-
Total current liabilites	18,240	(400)	17,840
Total Long term Liability	74	-	74
Total Liability	18,314	(400)	17,914

Common Stock	103	-	103
Preferred Stock	5	-	5
Additional Paid-In-Capital	118,939	25,211	144,150
Accumulated Deficit	(134,351)	(26,557)	(160,908)
Total Stock Holders' Equity	(15,304)	(1,346)	(16,650)
Total Liabilities and equity	$3,010	$(1,746)	$1,264

Statement of Operations three months ending June 30, 2007

Operating Loss	$(1,927)	$-	$(3,819)
Interest Expense	(1,665)	1,399	(266)
Deferred expense		624
Loss on debt restructuring	-	(15,182)	(15,182)
Other Expense	7,959	(7,954)	5
Net Loss	$4,367	$(21,113)	$(16,746)
Basic and diluted net loss per share	$0.42	$(2.05)	$(1.63)
Shares used in computing basic and diluted net loss per share	10,286	10,286	10,286

Statement of Operations six months ending June 30, 2007
Operating Loss	$(3,819)	$-	$(3,819)
Interest Expense	(1,886)	1,400	(486)
Other Expense	3,048	(3,043)	5
Loss on debt restructuring	-	(15,182)	(15,182)
Deferred expense		624
Excess shares Liability		(7,737)	(7,737)
Net Loss	$(2,657)	$(23,938)	$(27,219)
Basic and diluted net loss per share	$(0.26)	$(2.33)	$(2.59)
Shares used in computing basic and diluted net loss per share	10,285	10,285	10,285

The net income for the three months ending June 30, 2007 was originally $4,367,000. The three months ending June 30, 2007 restated net loss is reported as $16,746,000, a decrease in net income of $21,113,000. This increase in loss is due to elimination of derivative share liability of $1,400,000 relating to the fair value of warrant liability offset by charges arising from the recognition of the extinguishment of debt treatment which included a decrease in interest of $1,179,000, recognition of a debt restructuring of $15,182,000 and a reduction of other expense of $7,954, 000 primarily from elimination of the warrant liability. The effect of the above adjustment and prior restatement adjustments resulted in an increase in the net loss at June 30, 2007 to increase $24,562,000 from $2,657,000 to $27,219.000.

The basic and diluted loss per share increased by $2.11and $1.95 from $0.42 and (0.26) to $(1.69) and $(2.20) for the three and six months ended June 30, 2007 respectively

On June 30, 2007 balance sheet, the restatement resulted in a decrease in liabilities of $400,000  a reduction of the deferred charges of $1,746,000  and adjustment to paid in capital of 28,453,000, all resulting from the recognition of the extinguishment of debt

Three and nine months ended September 30, 2007

The following is the summary of the restatements for the three months ended September 31, 2007(unaudited):

Net change in fair value of conversion liability	$(400,000)
Net adjustment to Loss and paid in capital for debt extinguishment	$400,000
Total	$0.0

 The following is a summary of the restatements for the three and nine months ended September 30, 2007:

Income tax effect of restatement	$ 0.0
Total increase in net loss	$15,580,000

12. Restatement of Financial Statements (continued)

The effects on the Company's previously issued September 30, 2007 financial statements are summarized as follows:

Three months and nine months ended September 30, 2007:

		As previously reported	Change	Restated
Balance Sheet

	Conversion feature laibility	$400	$(400)	$
	Total current liabilites	20,422	(400)	20,022
	Total Long term Liability	68	-	68
	Total Liability	20,490	(400)	20,090

	Common Stock	10	-	10
	Preferred Stock	5	-	5
	Additional Paid-In-Capital	125,557	18,599	144,156
	Accumulated Deficit	(144,326)	(18,199)	(162,525)
	Total Stock Holders' Equity	$(18,754)	$400	(18,354)
	Total Liabilities and Equity	1,736	0	$1,736

Statement of Operations three months ending September 30, 2007
	Operating Loss	$(1,459)	$-	$(1,459)
	Interest Expense	(2,314)	1,189	(1,125)
	Other Expense	9	-	9
	Net Loss	$(3,764)	$1,189	$(2,575)
	Basic and diluted net loss per share	$(0.37)	$0.12	$(0.25)
	Shares used in computing basic and diluted net loss per share	10,300	10,300	10,300

Statement of Operations nine months ending September 30, 2007
	Operating Loss	$(5,278)	$-	$(5,278)
	Interest Expense	(9,651)	8,040	(1,611)
	Deferred expense		1,583	1,583
	Other Expense	3,058	(3,044)	14
	Loss on debt restructuring	(760)	(14,422)	(15,182)
	Excess Shares Liability		(7,737)	(7,737)
	Net Loss	$(12,631)	$(15,580)	$(28,211)
	Basic and diluted net loss per share	$(1.23)	$(1.52)	$(2.75)
	Shares used in computing basic and diluted net loss per share	10,267	10,267	10,267

The net loss for the three months ending September 30, 2007 was originally $3,764,000. The three months ending September, 2007 restated net loss is reported as $2,575,000, a decrease in loss of $1,189,000.  This decrease in loss is due to the inclusion of additional fee expenses included in the debt extinguishment loss previously amortized.

The effect of the above adjustment and prior restatement adjustments resulted in an increase in the net loss for the nine months ending September 30, 2007 to increase $15,580,000 from $12,631,000 to $28,211,000

$5,807,000 included in interest expense for the nine months ended September 30, 2007 was included in the loss on extinguishment at June 30, 2007, and was not included as interest at June 30, 2007

12. Restatement of Financial Statements (continued)

On September 30, 2007 balance sheet, the restatement resulted in a decrease in liabilities of $400, resulting from elimination of the conversion liability originally recognized.

The basic and diluted loss per share increased for the three and nine months ended September 30, 2007 respectively

13. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

The components of the provision for income taxes are as follows (in thousands):

	DECEMBER 31,
	2007	2006
Current:
Federal	-	-
State	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
	-	-

Total provision for (benefit from) income taxes	-	-

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

	DECEMBER 31,
	2007	2006

Tax Benefit at expected federal rate	-34.0%	-34.0%
State, Net of Federal Benefit	-5.8%	-5.8%
Research and development credits	2.6%	-0.8%
Non-deductible derivative and other expense	24.0%	19.6%
Net operating loss net benefited	13.2%	21.1%
Other, net	0.0%	-0.1%
	0.0%	0.0%

At December 31, 2007, the Company had federal and state net operating loss carry forwards of approximately  $61,084,000 and $41,722,000, respectively.  The federal and state net operating loss carry forwards expire at various dates beginning in 2008 through 2027, if not utilized.

The Company also had federal and state research and development tax credit carry forwards of approximately  $11,000 and  $1,123,000, respectively. The federal research and development tax credits begin to expire in 2027. The state research and development tax credits carry forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred tax assets for federal and state income taxes as follows (in thousands):

	DECEMBER 31,
	2007	2006
Net operating loss carry forwards	$23,203	$42,523
Research credits carry forwards (federal and state)	752	1,836
Manufacturing investment credit carry forwards	78	78
Capitalized research and development	1,555	1,375
Other, net	1,203	532

Total deferred tax assets	26,791	46,344
Valuation Allowance for deferred tax assets	(26,791)	(46,344)
	$-	$-

As of December 31, 2007 and 2006, the Company had deferred tax assets of approximately $ 26,791,000 and $46,344,000, respectively.  Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The net valuation allowance decreased by approximately $19,553,000 and increased $641,000 during the years ended December 31, 2007 and 2006, respectively.  Deferred tax assts primarily relate to net operating loss and tax credit carry forwards.

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualified dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the

The implementation of FIN 48 did not have a material impact on the Company's financial statements.  At January 1, 2007, the Company has not accrued an amount for tax liability from unrecognized tax benefits.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2007 are as follows:

Balance at January 1, 2007	$-

Increases related to current year tax positions	-
Expiration of the statute of limitations	-

Balance at December 31, 2007	$-

The Company does not believe the total amount of unrecognized benefit as of December 31, 2007 will increase or decrease significantly in the next twelve months.  The Company’s Federal, California, Illinois and Wisconsin tax returns are subject to examinat

The Company realizes tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

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

15. Retirement Benefit Plan

The Company has a 401(k) plan (“the 401(k) Plan”) whereby eligible employees may contribute a percentage of eligible compensation but not greater than 60% of their earnings up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the 401(k) Plan

16. Warrant Activity

During the year ended December 31, 2007, the board of directors approved the issuance of warrants to purchase an aggregate of 5,700,000 shares of the Company’s common stock at an exercise price of $0.55 per share. These shares are all vested upon issuance and expire in year 2012.

Included in the issuance of warrants to purchase 5,700,000 aggregate shares of the Company’s common stock is a warrant to purchase 3,000,000 shares that was issued to APIX, an entity wholly owned and controlled by the Company’s CEO and director under the terms of service agreements during fiscal 2007. Such issuance was accounted for under Financial Accounting Standards Board Statement No. 123R using the Black-Scholes option-pricing model (with the same assumptions as those used for the option), which resulted in the recording of $1,234,000 in compensation cost during the year ended December 31, 2007.

The following table summarizes warrant activities for years 2007 and 2006:

	Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2005	5,072,611	5,072,611	$1.00 - $15.20	$3.70
Warrant Shares Granted in 2006	3,180,000	3,180,000	$0.60 - $0.60	$0.60
Warrant Shares Cancelled in 2006	(498,239)	(498,239)	$0.64 - $15.20	$8.70
Warrant Shares Exercised in 2006	---	---	---	---
Balance as of 12/31/2006	7,754,372	7,754,372	$0.60 - $14.00	$3.20
Warrant Shares Granted in 2007	5,700,000	5,700,000	$0.55 - $0.55	$0.55
Warrant Shares Cancelled in 2007	(528,613)	(528,613	$0.78 - $13.40	$10.60
Warrant Shares Exercised in 2007	(6,180,000)	(6,180,000)	$0.60 - $0.60	$0.60
Balance as of 12/31/2007	6,745,759	6,745,759	$0.55 - $14.00	$1.30

The following table summarizes information about warrants outstanding at December 31, 2007:

	Outstanding Warrants			Warrants Exercisable
Range of Exercise Prices	Number of Warrant Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrant Shares Exercisable	Weighted-Average Exercise Price
$0.55 - $4.30	6,457,409	4.5	$1.00	6,457,409	$1.00
$8.30 - $14.00	288,350	1.6	$9.30	288,350	$9.30
	6,745,759	4.4	$1.30	6,745,759	$1.30

17. Subsequent Event

On March 23, 2008, the Board of Directors approved a resolution appointing Apix International Limited (the “Agent”) to be its exclusive agent to arrange a best efforts private placement funding with qualified investors (the “Placees”) for a period of 90 days. The minimum placement is for 8,000,000 shares ($4,800,000) to a maximum of 16,000,000 shares ( $9,600,000) at a price of $0.60 per share. The placement fee is waived but a warrant entitling the Agent to purchase 1.5 Million shares of the Company for a period of 5 years at an exercise price of $0.65 for placement of the initial 10 Million shares or less. For shares placed over and above this level the Agent shall receive an additional warrant on the same terms equal to 15% of the total additional shares placed.  The current plan is to obtain between $6 to $7 million. There are signed agreements from investors committing around US$5 million.

On March 23, 2008, the Board approved a resolution to change the provisions of the Preferred Shares to reflect the following:  Apix, at its sole discretion, can convert the five million Preferred Share into 10 million Common Shares (i.e., new common shares post common share consolidation) .Apix will be able to vote the Preferred Shares based on their economic interest in the Company (i.e. each Preferred Share carries the vote of two Common Shares). All other provisions, rights and responsibilities for either party per the term sheet, if any, are null and void. The Company will evaluate the appropriate classification of the changes to the Series A Preferred Stock issued in accordance with SFAS No. 150,  EITF Issue Nos.98-05, 00-19 and 00-27, during the first quarter of 2008.