Form 10-Q
period 2008-03-31
CARDIMA INC
filed 2008-05-20
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-22419

CARDIMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3177883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47266 Benicia Street, Fremont, CA 94538-7330
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 354-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 116,389,966 shares of the registrant's common stock outstanding as of May 14, 2008.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

PART I.
ITEM 1.  Financial Statements
CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS	March 31, 2008	December 31, 2007
Current assets:	(Unaudited)	(a)
Cash	$1,682	$4,811
Accounts receivable, net of allowances for doubtful accounts of $77	298	183
Short term investment	2,084	2,008
Inventories	744	402
Prepaid expenses	675	46
Other current assets	97	131
Total current assets	5,580	7,581

Property and equipment, net	644	362
Other assets	61	61
TOTAL ASSETS	$6,285	$8,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$776	$443
Accrued liabilities	964	911
Notes payable to related parties - current portion	11	10
Capital leases - current portion	18	24
Payable related party	100	175
Total current liabilities	1,869	1,563

Capital leases - net of current portion	21	7
Notes payable to related-party - net of current portion	51	53

TOTAL LIABILITIES	1,941	1,623

Stockholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 5,000,000 shares authorized, 5,000,000 issued and outstanding.	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 116,389,966 and 116,316,311 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	116	116
Additional paid-in-capital	182,603	182,324
Accumulated deficit	(178,875)	(176,559)
Total Stockholders' Equity	4,344	6,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,285	$8,004

See accompanying notes to these condensed financial statements

(a) derived from the December 31, 2007 Audited Financial Statement

CARDIMA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
   (Unaudited)

	Three Months Ended March 31, 2008 (Unaudited)	Three Months Ended March 31, 2007

Net sales	$417	$319
Cost of goods sold	437	424
Gross deficiency	(20)	(105)

Operating expenses:
Research and development	983	903
Selling, general and administrative	1,373	884
Total operating expenses	2,356	1,787

Operating loss	(2,376)	(1,892)

Interest income	63	-
Other income / income expense	(3)	(220)
Loss on excess share over authorized		(7,737)
Total other income (expense)	$(2,316)	$(9,849)

Basic and diluted net loss per share	$(0.02)	$(0.96)

Shares used in computing basic and diluted net loss per share	116,365	10,267

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Restated)
Net loss	$(2,316)	$(9,849)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	27	20
Non-cash stock-based compensation	247	66
Disposal of assets	2
Loss on excess shares over authorized	-	7,737
Excess and obsolete inventory	(186)	51
Changes in operating assets and liabilities:
Accounts receivable	(114)	273
Inventories	(155)	(240)
Prepaid and other assets	(595)	74
Accounts payable, accrued compensation and other liabilities	385	40
Accrued fees	-	217
Net cash used in operating activities	(2,705)	(1,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	(77)	-
Purchase of property and equipment	(290)	(24)
Net cash used in investing activities	(367)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(12)	(5)
Payment on payable-related party	(75)	-
Payment from notes payable	(2)	-
Net proceeds from loan financing	-	1,350
Net proceeds from sale of common stock	32	19
Net cash provided by (used in) financing activities	(57)	1,364

Change in cash and cash equivalents	(3,129)	(271)
Beginning cash and cash equivalents	4,811	942
Ending cash and equivalents	$1,682	$671

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$7	$5
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital Lease Equipment	$22	$-

See accompanying notes to these condensed financial statements

CARDIMA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
 (Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  BASIS OF PRESENTATION - INTERIM FINANCIAL INFORMATION

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed on Form 10KSB with SEC.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.  These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has obtained additional equity financing in December 2007 and May 2008, the Company’s viability as a going concern is dependent upon its ability to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. During the fiscal years starting from 1992 the Company has experienced significant operating losses with corresponding reductions in working capital and stockholders' equity. The Company does not currently have any external financing in place to support operating cash flow requirements. However, historically, management has been able to raise capital through the issuance of debt or equity to meet working capital needs.  The Company obtained approximately $5 million in additional capital through an equity offering in May 2008.

To address the going concern issue, management implemented financial and operational plans to improve operating efficiencies, reduce overhead and reduce and eliminate cash losses, and position the Company for future profitable operations. The Company is reducing its general and administrative expenses by streamlining its executive and administrative support team.

The Company’s Independent Registered Accounting Firm has also mentioned the liquidity caution in Note1 in its financial statements for the period ended December 31, 2007.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2008 compared to what was previously disclosed in the Company's Annual Report on 10-KSB for the year ended December 31, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, the allowance for doubtful accounts inventory reserves, and valuation allowance for deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Comprehensive Loss:

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2008 and 2007, comprehensive loss is equivalent to the Company’s reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

STOCK-BASED COMPENSATION

Since January 1, 2006, Cardima follows Statement of Financial Accounting Standard 123 (revised 2004), “Share - Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Also, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). Cardima has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Cardima adopted SFAS 123(R) using the modified prospective transition method.

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in Cardima's statements of operations for 2008 and 2007 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense for the share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2008 and 2007, no excess tax benefits were generated.

Cardima’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by Cardima’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; Cardima’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Stock Warrants Issued to Third Parties
The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  The Company has not issued any warrants to customers in 2008 or 2007.

Net Income (Loss) Per Common Share

Net (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.  The Company has excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	March 31,	March 31,
	2008	2007

Warrants	6,745,759	7,381,761
Stock Options	6,926,683	446,764
Preferred Shares	1,000,000	-
Total Warrants, Options and Preferred Shares	14,672,442	7,828,525

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.

4. ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have any material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company is currently evaluating this pronouncement.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2008 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

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

 In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

In August 2007, the FASB released proposed Financial Statement of Position APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-a, if adopted as proposed, could significantly impact the accounting associated with the Company’s convertible  notes. This FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. It is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. The Company would not be required to adopt this FSP until the first quarter of fiscal 2010.

5. GOING CONCERN

As reported in the consolidated financial statements accompanying the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The Company incurred net losses for the years ended December 31, 2007 and 2006. The Company has also suffered recurring losses, has a negative working capital position and a stockholders' deficit. As noted in the independent auditor's report on the Company’s December 31, 2007, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

For the three months ended March 31, 2008, the Company is reporting net loss of $2,316,000 and cash used in operations amounted to $2,780,000. The Company did decrease its net loss from the same period of the prior year but it used more cash for operating activities. The Company has had a history of net losses over the years. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has taken  action to reduce operating costs  and has established plans  to increase the sales of the Company's products and services. Management intends to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement its business plan. The Company intends to secure working capital through additional debt or equity financings. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to operate its business and fund its operations could be materially and adversely affected. No assurance can be given that the Company will be able to raise any additional capital.

6. RESTATEMENTS

As disclosed in Item 4.02(a) of the Company's Form 8-K dated October 1, 2007, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2008, the Company detected errors in the calculation and disclosure of:

•	effect of debt modification extinguishment.
•	excess share liability

In  the footnotes of the Company's 2007 audited financial statements, which were filed on Form 10KSB with SEC,  the Company presented the restated interim financial statements for the three months ending March 31, 2007, the three and six months ending June 30, 2007 and the three and nine months ending September 30, 2007. The Company determined that it misapplied accounting principles generally accepted in the United States of America in relation to accounting for a modification or exchange of debt instruments and the derivative liability for shares required for potential dilutive securities exceeding the authorized shares. The following outlines the changes relative to this misapplication.

•
Specifically, the Company did not properly record debt modification and related additional financing received in February 2006. The Company analyzed this transaction and determined that debt extinguishment accounting should be applied under guidance provided by EITF Issue Nos. 96-19 and 06-06.

•
The Company recorded a liability for the derivative instrument that resulted due to the number of potential common stock shares plus outstanding shares that exceeded the number of authorized common stock shares. At June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2007, the Company’s authorized shares were less than the outstanding shares plus potential shares from the exercise of options, warrants, and convertible debt that were issued. The excess potential shares were attributed to the additional funding received starting in April 2006 from the issuance of convertible debt. The Company calculated the fair value of these potential shares and recorded a corresponding liability.

In June 2007, the shareholders of the Company voted for a reverse stock-split without a corresponding decrease in the number of shares authorized. As a result of this action, the Company cured this liability as the authorized common shares now exceed all outstanding common shares and potential common shares. The Company originally booked a derivative liability based on the fair value of the Company's common stock on each balance sheet date and any change was processed through a charge or gain in the statement of operations.

Both of these errors resulted in an understatement of the net loss for the affected periods. These errors did not affect the Company's reported cash flows for the reporting periods, as they were non-cash items.

The Condensed Statement of Operations for the three ended March 31, 2007 in this report reflects the restatements as reported in the Company's amended disclosure for the quarterly period ended March 31, 2007 as filed in 10KSB December 31, 2007 on April 15, 2008.

7.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Raw Materials	$508	$202
Work-In-Process	12	23
Finished Goods	224	177
	$744	$402

Inventories shown above are computed using the FIFO cost method and are adjusted to the lower of cost or market.  The Company had allowances for excess and obsolete inventory of $429,000 and $615,000 at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, the Company has approximately $44,000 of inventories located in foreign countries, which were held by the local distributor.

8.  PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.  Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $27,000 and $20,000 for the three months ended March 31, 2008 and 2007, respectively.

Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Equipment	$2,462	$2,230
Leasehold improvements	309	270
	$2,771	$2,500
Less: accumulated depreciation and amortization	(2,127)	(2,138)
	$644	$362

Idle Equipment	$1,290	$1,290
Less: accumulated depreciation and amortization	(1,290)	(1,290)
	$-	$-

9. NOTE PAYABLE TO RELATED PARTIES

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

In December 2006, a settlement agreement was reached in principle, which the Company would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). The liability is accounted for in accordance with APB 21 as discussed in the footnote to the filing. The liability was recorded at the final date of the settlement. Until that date the exact terms had not been agreed to by both parties. The Company had netted the notes receivable and payable in accordance with the underlying agreement that gave both parties the right of offset in accordance with FASB Technical Bulletin 88-2 which provides the specific requirements for liabilities and receivables to be offset. The technical bulletin has been superseded, but paragraph 4 of FIN 39 says that the guidance in the Technical Bulletin has been incorporated largely without change. In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively. The net note payable balance amounted to $61,262 and $ 63,667 as of March 31, 2008 and December 31, 2007 respectively.

In December 1997, the Company entered into a $300,000 note receivable agreement with Phillip Radlick, Ph.D., a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, the Board of Directors amended Dr. Radlick’s agreement to extend this loan until the first of (i) the date that Dr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Dr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Dr. Radlick granted the Company a security interest in his vested stock options. At December 16, 2005, Dr. Radlick informed the Company that he was unable to repay the loan. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2007. In the recently concluded round of financing on December 17, 2007,  Apix accepted for its services rendered all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to the Company by Phil Radlick, with a guarantee by the Company that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to Apix the amount of shortfall on or before December 18, 2008.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases facilities under an operating lease, which has been extended through May 2010.  The Company also leases certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at March 31, 2008 (in thousands):

Fiscal Year	Operating Leases		Capital Leases
	$		$
2008		265		19
2009		272		16
2010		115		9
Total minimum lease payments		$652		$44
Less amounts representing interest		N/A		5
Present value of net minimum lease payments		$652		$39

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

11. INTEREST EXPENSE

The Company reported interest expense of $7,000 and $220,000 for the quarter ended March 31, 2008 and 2007 respectively.

12. INCOME TAXES

Historically, Cardima has incurred net operating losses, or NOLs. Because of this history of net operating losses Cardima does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Cardima has recorded a valuation allowance for the full amount of its net deferred tax assets.  Cardima will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Utilization of the NOL carry forwards to offset future taxable income and tax, respectively, may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. The geographic distribution of net sales was as follows (in thousands):

Concentration of Risk

	Year Ended March 31,
	2008		2007

United States	$258	62%	$250	79%
Europe	155	37%	68	21%

Asia/Pacific	1	0%	0	0%
Others	3	1%	1	0%
Total Net Sales	$417	100%	$319	100%

During the first quarter of 2007, the Company’s Japanese distributor notified the Company of its failure to maintain the legal documentation standard required to sell its PATHFINDER® in Japan.  As a result, the Company had no sales in Japan in 2007.   The Company understands that the reapplication process takes approximately twelve to eighteen months.

The Company’s diagnostic product group, namely the Pathfinder® family of micro-catheter systems, accounted for 70% and 81% of net sales for the three months ended March 31, 2008 and 2007, respectively.

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

14. CASH AND CASH EQUIVALENTS

The Company receives payments from its customers and deposits them in federally insured financial institutions during its normal course of business.  From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000.  As of March 31, 2008, the Company had cash and cash equivalents of approximately of $1.5 million in excess of federally insured limits.

15.  STOCK-BASED COMPENSATION

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

Under the plan in no event shall the option price per share be less than 85% of the fair market value of a share of Common Stock on the date of the grant. In case of incentive stock option, except options to 10% stockholders, the exercise price of the option will not be less than 100% of the fair value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. Standard options vest at a rate of at least 33% of the underlying shares per year over 3 years and have a maximum term of 10 years. However, in no event shall an incentive stock option granted to a 10% stockholder under the plan shall have a maximum term in excess of more than 5 years from the date of the grant, Any optionee (as determined under Section 424 (d) of the Internal Revenue Code) who owns more than 10% of the combined voting power of all classes of outstanding stock of the Company, its Parent or Subsidiary is not eligible for the grant unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

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

Under the Stock Plan, 820,000 shares of Common Stock were reserved for issuance. Under the plan, any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for the grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

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

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 765,069 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering of shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 plan expired on June 10, 2003, and no additional grants would be made under this plan.

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data.

The weighted average fair value of options at the grant date during 2008 and 2007 was $0.60 and $0.55, respectively. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the three months ended March 31, 2008:

Expected dividend yield	0.0%
Expected stock volatility	167%
Risk-free interest rate	3.45%
Expected term (in years)	5
Forfeiture rate	0.0%

The compensation cost that has been recognized in the statements of operations for Cardima’s stock option plans for the three months ended March 31, 2008 and 2007 was $241,300 and $66,000. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.  The non-cash expense was recorded in Selling, General and Administrative for the three months ended March 31, 2008 and 2007.

Since Cardima has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Shares under Options	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2007	5,815,000	$0.44	$384,000
	Granted	1,090,000	$0.50	$130,800
	Exercised	-
	Cancelled/expired	150,000	$0.47	$23,100
	Outstanding March 31, 2008	6,755,000	$0.45	$1,154,400

2003	Outstanding December 31, 2007	81,425	$4.50	$-
	Granted	-		$-
	Exercised	-		$-
	Cancelled/expired	1,813	$0.95	$-
	Outstanding March 31, 2008	79,612	$4.58	$-

1993	Outstanding December 31, 2007	60,271	$11.24	$-
	Granted	-		$-
	Exercised	-		$-
	Cancelled/expired	-		$-
	Outstanding March 31, 2008	60,271	$11.24	$-

1997 Director's Plan	Outstanding December 31, 2007	31,800	$0.90	$160
	Granted	-		$-
	Exercised	-		$-
	Cancelled/expired	-	$-	$-
	Outstanding March 31, 2008	31,800	$0.90	$460

During the three months ended March 31, 2008, there were no exercises of options by employees.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2008:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	Outstanding as of March 31, 2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of March 31, 2008	Weighted average remaining contractual life	Weighted average exercise price

2007	$0.39-$0.45	5,780,000	9.49	$0.44	325,000	2.2	$0.44
	$0.48-$0.55	780,000	9.88	$0.51	-
	$0.60-$0.66	195,000	10.00	$0.65	-
	Total	6,755,000	8.23	$0.38	325,000	2.2	$0.44

2003	$0.55-$2.50	55,637	7.66	$0.61	31,658	7.63	$0.62
	$3.50-$12.40	23,975	5.96	$9.29	23,447	5.94	$9.42
	Total	79,612	7.15	$3.22	55,105	6.91	$4.36

1993	$3.40-$15.00	57,393	3.45	$10.36	57,393	3.45	$10.36
	$19.10-$46.30	2,878	0.65	$28.74	2,878	0.65	$28.74
	Total	60,271	1.37	$4.12	60,271	1.37	$11.24

1997 Director's Plan	$.30-$.70	31,000	8.20	$0.66	29,000	8.20	$0.66
	$8.40-$14.50	800	4.70	$10.10	800	4.70	$10.10
	Total	31,800	8.15	$0.90	29,800	8.15	$0.90

Non-employee Compensation

There was no non-employee compensation expense recorded for the first quarter of 2008 and 2007 respectively.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and reserved 250,000 shares of common stock for issuance. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of March 31, 2008, 73,655 shares of common stock have been issued under the purchase plan. In March 2008 and 2007, a total of 73,655 and 48,628shares were issued respectively under this plan.

The Company believes that under SFAS 123R (Paragraph 12) a plan is not compensatory if among other things “any purchase discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering. A purchase discount of 5% or less from the market price shall be considered to comply with this condition without further justification. A purchase discount greater than 5% that cannot be justified under this condition results in compensation cost for the entire amount of the discount.” Additionally, the Company does not believe that in 2007 it is in a position to raise significant amount of capital through a public offering. Based on its recent cost of raising equity capital, the Company incurred costs of 37% and 16%. In both cases the cost exceeded the 15% discount given under this plan. The plan was therefore considered non-compensatory.   The Company understands that in accordance with footnote 115 to SFAS 123R, if an entity justifies a purchase discount in excess of 5 percent, it would be required to reassess that discount at least annually and no later than the first share purchase offer during the fiscal year.   If upon reassessment that discount is not deemed justifiable, subsequent grants using that discount would be compensatory.

16. WARRANTS

At March 31, 2008, the Company had issued and outstanding warrants as follows:

No. Of Warrant Shares	Exercise	Expiration	In Connection
March 31, 2008	Price	Date	With

2,700,000	$0.55	December 2008	Private Placement
3,000,000	$0.55	December 2008	Placement Agent Fee
757,409	$4.30	November 2008	Private Placement
229,291	$8.30 - $14.00	November 2008 through December 2012	Private Placement
59,059	$0.24 - $ 0.28	April 2008	Placement Agent Fee
6,745,759

No warrants were exercised during the three months end March 31, 2008 and 2007

17. PREFERRED SHARES

On March 23, 2008, the Board approved a resolution to amend the provisions of the Preferred Shares to reflect the following:  Apix, at its sole discretion, may convert the five million Preferred Shares of the Company that it owns into 10 million shares of common stock.  Apix will be able to vote the Preferred Shares together with the common stock on a two votes for each share of preferred stock basis.  The Company is in the process of drafting and filing an amended certificate of designation for the preferred stock to refelect these revised terms.

18. SUBSEQUENT EVENTS

On May 8, 2008, the Company entered into a series of identical agreements with a number of accredited investors for the private sale of 8,474,992 shares of common stock at US$0.60 per share.  The total gross proceeds from the sale are expected to be $5,085,000. In addition, the Company will issue to these investors warrants to purchase 1,271,247 shares of common stock at an exercise price of US$0.65 per share.

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

Overview

Cardima’s corporate strategy involves attaining certain key goals in three significant areas: product commercialization, regulatory strategy, and manufacturing capabilities. These areas are discussed in detail in the following sections.

Product Commercialization

Cardima is committed to the commercialization of its surgical and electrophysiological products worldwide.  In order to attain this goal the company has and will continue to add key marketing resources and personnel in the US and will align itself with independent sales organizations capable of representing its products in other markets.  The company has filed and/or is planning to file for additional regulatory marketing product approvals in promising international markets such as the European Union, China, Japan, Thailand, India and Korea.

In the immediate term the company, is focusing its US efforts on the commercialization of its FDA 510K approved Surgical Ablation System.  In Europe, Cardima is focusing in the near term on expanding the number of commercial EP centers using our EP ablation products in select markets including the United Kingdom and Germany.  In late 2008 or early 2009 (dependent on CE mark approval) the company will start to market its Surgical Ablation System in the European Union.  Also in late 2008 the company expects to start obtaining some product market approvals in China.  The Chinese market is promising for Cardima as it has a large population of un-treated patients, a significant body of trained electrophysiologists and cardiac surgeons and several cardiac centers that routinely perform both EP and surgical ablations.  In the second half of 2009 (dependent on regulatory approval) the company intends to re-enter the Japanese diagnostic market and is reviewing Japanese regulatory requirements for its surgical and EP ablation products.

As Cardima commercializes its products it will identify key opinion leaders to become “product champions” and will certify certain leading cardiology programs as “Cardima Centers of Excellence”.  The company will also continue to add leading Electrophysiologists and cardiac surgeons as consultants and advisors to improve our products and the procedure designs.  Cardima is also identifying appropriate independent distributors that will be engaged to train, support and distribute our products in key markets.

Regulatory Strategy

Cardima is focused on attaining necessary regulatory approvals for the commercial sale of its surgical and EP products worldwide.  In the near term the company is focused on finalizing its discussions with the FDA for a study design leading to FDA approval for an indication to treat atrial fibrillation for our EP ablation system.  In this regard Cardima has engaged the services of Sanjeev Saksena MD, a cardiologist and trained electrophysiologist with a worldwide reputation, to advise the company.  In addition to Dr. Saksena the company has also engaged a Chief Medical Officer, Dr. Sung Chun and other specialist consultants such as Dr. Abraham Kocheril (University of Illinois, Chicago) to provide the Board with appropriate advice.  Cardima remains the only company to date to have completed a multi-center trial and submitted its data for review to an FDA panel for the indication of treating AF.  The company continues to interact with the FDA to resolve the final issues and data required to attain market approval for the EP ablation product.

In addition to the efforts with the FDA the company has filed, or is planning to file, applications for product approvals in several countries, notably the European Union, China, Thailand and Japan.

Manufacturing Capabilities

Cardima’s management has focused on improving the company’s ability to manufacture, in commercial quantities, high quality reliable products.  The entire organization is committed to providing the best surgical and EP products possible.  This has entailed adding key individuals, improving design processes, adding test and quality control measures and implementing training and support systems to ensure high levels of staff performance and product quality.  Cardima’s team of professionals and its dedicated staff have made great strides in achieving new manufacturing goals and standards in 2008.

The research and development goals and achievements for the company for 2008 include:

Product Goals and objectives/achievements in Q1 2008

The key product goals are:

New EP Handle

A key product goal for Cardima’s engineers and managers in Q1 of 2008 is to finalize and initialize implementation of a new handle design for the EP products, including the REVELATION T-Flex and the Naviport.  Significant progress has been achieved in this regard and management has plans to introduce the new handle design into clinical usage in Q3 of 2008.  In a parallel process, all necessary regulatory updates for these devices with the new handle will be submitted to the appropriate notified bodies in Q2 2008.  The new handle will afford significant improvements in product performance and is expected to offer patients and physicians key procedure improvements in ease of use and shorter procedure times.

Intellitemp

Cardima has over the past several months worked with a new strategic supplier and its own engineering staff to successfully complete manufacturing transfer of the Intellitemp to this new supplier.  This has been an intensive effort and in Q1 the first new Intellitemp units were produced and will be available for commercial centers to Cardima’s marketing staff and sales representatives.  The availability of a sufficient number of new Intellitemps is critical to the commercial roll out of Cardima’s products.

The company’s engineering group continues to evaluate the Intellitemp design and is planning the next version of this product to initiate development in 2008.

Surgical Ablation System

Cardima has implemented a number of product improvements and design changes to improve the performance and safety of the surgical ablation system.  In addition, in early Q1, Product Development and Process Engineers made key contributions to the development of manufacturing processes that substantially reduce the time needed to build surgical ablation probes.  Many of these product and process improvements have been achieved in Q1 and are already implemented in the commercial product.

Going forward, the product development team continues to review marketing feedback from surgeons, and will develop product enhancements to fulfill user needs based on this feedback.

Sales and Marketing Priorities/achievements in Q1 2008.

The sales and marketing goals and achievements for the company for Q108 and the remainder of 2008 include:

Resource Management

The company previously had limited sales and marketing efforts and was primarily focused on research and development and regulatory approval activities.  Accordingly, the company devoted limited resources and personnel to sales and marketing.  This has changed over the past six-months with new resources being added by management. The company has hired an international head of sales, has engaged a strategic surgical sales consultant and has hired marketing personnel.  Cardima plans to continue to bolster its resources and personnel in sales and marketing as well as customer support throughout 2008.

Distribution Partners

The company is reviewing several potential distribution partners worldwide and is planning to further bolster its sales and marketing resources as it continues to expand its commercial sales efforts.  Progress in this area is expected throughout the balance of 2008.

Surgical Ablation System

In the surgical ablation field in the USA the company is working with sales representatives through its relationship with ON-X Life Technologies Inc. as well as through its own independent sales efforts.  The company is identifying higher volume surgical ablation centers with surgeons experienced in surgical ablations to establish these centers as training centers and Cardima Centers of Excellence.

In Europe Cardima’s sales executives are evaluating appropriate marketing partners in the surgical field and are awaiting CE mark approval for the surgical probe to implement the European surgical sales strategy.

EP Ablation System

In the field of electrophysiology, Cardima is focusing on key initial European markets including the United Kingdom and Germany.  The company is in the process of selecting marketing partners, training the field representatives and/or supporting key customer centers in each of these key markets.

China

Cardima is in discussions with potential marketing partners for the China market to cover both electrophysiology and surgical products.  Cardima executives have also met with key Chinese physicians and opinion leaders to prepare for an appropriate market launch in China.

Risk factors

For the period between January 1, 2008 and March 31, 2008, the Company does not have any material change to report from risk factors as previously disclosed in the Company’s Form 10-KSB for the period ended December 31, 2007.

Results of Operations – Three Months Ended March 31, 2008 and 2007

Net Sales

For the quarter ended March 31, 2008, revenues increased 31% to $417,000 from $319,000 from the same period in 2007. The increase in net sales was primarily due to increase sales and marketing efforts in Europe and in the United States as management hired an international head of sales, and additional marketing resources over the period.  The company’s revenue increased in 2008 in spite of no revenue from the company’s former Japanese distributor. The company continues to explore ways to market products in Japan and other countries.

Net sales in the United States and Canada increased by 3% to $258,000 in the first quarter of 2008 from $250,000 for the same period in 2007. The revenue received from the Japanese distributor in the first quarter of 2007, was offset by the company authorized return, resulting in minimal sales activity in Asia.  Net sales in our European region increased 129% to $155,000 in the first quarter of 2008, from $68,000 in the comparable period of 2007.  The increase in the region was due to new customer acquisitions over the period and a revised distributorship arrangement in Germany.  Net sales in other regions increased to $3,000 in the first quarter of 2008, from $1,000 in the comparable period of 2007.

The Company is currently exploring its options with regard to selling the PATHFINDER® in Japan.  During the reapplication process, the Company may have limited or no sales in Japan.  The Company anticipates resuming commercial sales in the second half of 2009.  However, there can be no assurance that it will be able to resume sales by that time.  Furthermore, the Company entered into a distribution agreement with Japan Life Line Inc. in Japan to be its exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. Japan Life Line Inc. will not be able to start importing and selling our products until the reapplication process is complete.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold for the quarter ended March 31, 2008 increased to $437,000 from $424,000 for the same period in 2007. Cost of goods sold as a percentage of net sales decreased to 105% from 133% for the three months ended March 31, 2008 as compared to the same period of the prior year.  This change was caused by (i) additional sales in the quarter which increast COGS while, (ii) inventory sold in the quarter that was previously fully  reserved, and (iii)increased production which reduced the average overhead charge per unit reduced over all COGS.  In January 2008, the Company also changed its estimate for the rate of reserve for slow moving and obsolete inventory.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total research and development expenses for the quarter ended March 31, 2008 increased to $983,000 from $903,000, for the same period in 2007. The increase was primarily related to increased headcount required to support the new product commercialization initiative in 2008 versus 2007.

 Selling, Marketing, General and Administrative Expenses

Total selling, marketing, general and administrative expenses for the quarter ended March 31, 2008 increased to $1,373,000 from $884,000 for the same period in 2007. The overall increase of $489,000 in expenses is related to the cost of hiring employees and related non-cash stock compensation expense of $247,000 to its employees and consultants in 2008. The selling expenses for the three months ended March 31, 2008 increased to $319,000 from $90,000 for the same period in 2007. Marketing expenses for the three months ended March 31, 2008 also increased to $200,000 from $126,000 for the same period in 2007. These increases were primarily related to the hiring of an international head of sales, and additional marketing resources along with increased marketing and promotional activities in the first quarter of 2008 to stimulate sales in the U.S and Europe. General and administrative expenses for the quarter ended March 31, 2008 increased to $854,000 from $668,000 for the same period in 2007. The company, having s recognized the need to bring in additional resources in the accounting and finance, hired two senior management personnel in the first quarter of 2008.

Interest Expense

Interest expense decreased to $7,000 in the first quarter of 2008 from $220,000 in the first quarter of 2007. The decrease was related to the conversion of debt equity in October 2007.

Net Loss

Net loss for the quarter ended March 31, 2008 was $2,316,000 as compared to a net loss of $9,849,000 for the same period in 2007.  The Company recorded a liability for the derivative instrument that resulted due to the number of potential common stock shares plus outstanding shares that exceeded the number of authorized common stock shares. At March 31, 2007, the Company’s authorized shares were less than the outstanding shares plus potential shares from the exercise of options, warrants, and convertible debt that were issued. The excess potential shares were attributed to the additional funding received starting in April 2006 from the issuance of convertible debt. The Company calculated the fair value of these potential shares and recorded a corresponding liability of $7,737,000 based on the fair value of the Company's common stock on March 31, 2007 and any change was processed through a charge or gain in the statement of operations.

In June 2007, the shareholders of the Company voted for a reverse stock-split without a corresponding decrease in the authorized number of shares authorized. As a result of this action, the Company cured this liability as the authorized common shares now exceed all outstanding common shares and potential common shares.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1,682,000 as of March 31, 2008 and $4,811,000 as of December 31, 2007.  In addition we have $2,084,000 in certificates of deposit in Bank of America and Silicon Valley Bank maturing between 2008 and 2009. As of March 31, 2008, we had positive working capital of $3,711,000 and an accumulated deficit of approximately $178,875,000.

Net cash used in operating activities was approximately $2,705,000 and $1,611,000 for the years ended March 31, 2008 and 2007, respectively, resulting primarily from increased working capital needs and current period operating expenses. Net cash used in investing activities was $367,000 in March 31, 2008 and related to the capital expenditures of property and equipment, as compared to $24,000 used in 2007 for purchases of short term investments and fixed assets. Net cash used by financing activities was approximately $57,000 for the period ended March 31, 2008 and net cash provided by financing activities in March 31, 2007 was $1,364,000, resulting primarily from the Apix loan financing in 2007.

On March 31, 2008 the Company had total assets of $6,285,000 compared to $8,004,000 on December 31, 2007, a decrease of $1,719,000.  The Company had a total stockholder's equity of $4,344,000 on March 31, 2008 compared to of $6,381,000 on December 31, 2007.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB.  The Company had detected certain errors in the calculation and disclosure of non-cash debt extinguishment and non-cash excess share liability as presented in the Company's previously issued Quarterly Reports on Form 10-QSB for the periods ended March 31, June 30, and September 30, 2006, March 31, June 30, and September 30, 2007 and on form 10-KSB for the year ended December 31, 2006.

As disclosed in Part I. ITEM 8A. CONTROLS AND PROCEDURES of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and its restatements to its Quarterly Financial statements for the quarterly periods ended March 31, June 30, and September 30, 2006, March 31, June 30, and September 30, 2007 and on form 10-KSB for the year ended December 31, 2006, the Company's management determined that there were material weaknesses in its internal controls over financial reporting in the areas of accounting for debt extinguishments and excess share liability.

To address these significant deficiencies and material weaknesses, the Company has taken the following steps to improve its internal controls and procedures over financial reporting:

•
We have hired a new Corporate Controller/Secretary in March 2008, added additional staff to our financial department and have assigned to our CEO some of the duties of our previous interim CFO as of March 2008.

•	We have added two additional accounting staff in 2008 to allow for sufficient segregation of duties.

•
Management and the Finance group performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.

•
We implemented new procedures during the first quarter of 2008 that require an additional individual within our finance department to perform a detailed review of any and all non-recurring manual journal entries above a certain dollar threshold and also to review all journal entries.

•	We have retained a consultant to analyze and update our written internal controls over financial reporting as necessary

Based upon such evaluation and the steps taken by the Company to address the previously reported significant deficiencies and material weaknesses, the Company's management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations. The company is in the process of testing all of its controls. The testing of all controls has not been completed as of the balance sheet date.

Internal Control Over Financial Reporting.

Except for the affirmative changes discussed above, there have been no changes in the Company's internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management will continue to monitor internal control over financial reporting and will modify or implement if necessary, any additional controls or procedures that may be required to ensure the continued integrity of our financial statements

Limitations on the Effectiveness of Controls

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

PART II.                      OTHER INFORMATION

ITEM 1.                      Legal Proceedings

A complaint was filed against the Company in the Superior Court in Alameda County, California (File No. HG 08374416), on March 3, 2008 by Gabriel Vegh, one of our directors and the former Chairman and Chief Executive Officer, for violation of statues , breach of contract, bad faith, wrongful termination and damages. The action was commenced in connection with our termination of Mr. Vegh in August 2008. The Company is in the process of responding to the complaint and intends to defend itself vigorously.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2008, the Company entered into a series of identical agreements with a number of accredited investors for the private sale of 8,474,992 shares of common stock at US$0.60 per share.  The total gross proceeds from the sale are expected to be $5,085,000. In addition, the Company will issue to these investors warrants to purchase 1,271,247 shares of common stock at an exercise price of US$0.65 per share.

ITEM 3.                      Defaults Upon Senior Securities

None.

ITEM 4.                      Submission of Matters to a Vote of the Security Holders

                                            None.

ITEM 5.                       Other Information

On May 19, 2008, the company received  SEC staff comments to the Company’s response filed on  May 6, 2008. The Company is currently in the process of evaluating the staff comments. The Company had initially received a SEC staff  letter on April 21, 2008 in response to its Form 10KSB filing for the fiscal year ended December 31, 2007.

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

                 ..
CARDIMA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

May 20, 2008	By:	/s/ John. R. Cheney

Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)