Form 10KSB/A
period 2007-12-31
CARDIMA INC
filed 2008-07-15
CIK 1022570

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Based on the closing sale price on the OTC Bulletin Board on June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $21,819,000. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 116,316,311 as of December 31, 2007.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10KSB/A for the year ended December 31, 2007 (the “Annual Report”) is being filed to revise certain disclosures in the sections included in this amendment in response to comments raised by the Securities and Exchange Commission.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW AND PLAN OF OPERATION

Since 2001, our efforts have primarily focused on developing differentiated products that diagnose and treat atrial fibrillation (AF), including our REVELATION® Tx micro-catheter for use in the electrophysiology (EP) market, and our Surgical Ablation System (SAS) for use in the surgical market.  Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. Our products include the PATHFINDER®, TRACER® AND VUEPORT® series of the diagnostic catheters, the NAVIPORT® series of guiding catheters, the REVELATION® series of ablation catheters, the Surgical Ablation System with its series of ablation probes, and the INTELLITEMP® Energy Management Device series for radiofrequency energy management. These devices are CE marked and/or received U.S. FDS 510(k) clearance. The RAVELATION series of ablation catheters with INTELLITEMP EP Energy Management Device was developed for marketed for the treatment of AF with CE mark approval in Europe; it is not yet commercially available in the United States.

Our primary focus is to generate revenue from our surgical devices, which have Food and Drug Administration (FDA) approval in the United States and to increase our EP diagnostic sales world-wide.  Moreover, we have signed up new distributors in the United States to sell both our Surgical and EP Diagnostic products. We may need to raise additional capital to implement our marketing strategy relating to the sale of surgical devices.

We have experienced significant operating losses since inception.  We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue to pursue FDA approval for our REVELATION® Tx micro-catheter system, and otherwise continue operations.

On April 19, 2007, the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) recommended to not approve our REVELATION Tx Microcatheter System’s premarket approval (PMA).  In consultation with the FDA, we are currently designing a study trial amenable to both parties to seek approval to use our ablation system to treat AF.  We project to begin our pivotal study in 2008; however the timing and receiving FDA approval to begin the trial in the projected timeframe cannot be assured.  Although the study details have not been finalized, the study can last up to 1 year or longer. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION T-Flex and the INTELLITEMP, in the European Union and the rest of the world where we are licensed to promote and sell these products.

We have had a considerable financing arrangement with APIX International Ltd. (APIX) since 2005, an entity owned by Robert Cheney, who is our Chief Executive Officer and a Director.  We had obtained an initial funding of $3,000,000 in August 2005; issued 3,000,000 warrants at exercise price of $1.00 and agreed to pay various additional fees totaling $1,035,000.   At the February 16, 2006 round of financing the company secured additional funding of $660,000, agreed to pay additional fees of $860,000, and granted an additional 3,180,000 warrants at an exercise price of $1.00. The term of this loan was through May 16, 2006. We continued to receive additional funding of $4,500,000 and had accrued additional interest of $375K. As of December 31, 2006 we had received cash funding of $8,160,000, had accrued $592,000 in interest and accrued various fees amounting to $1,715,000.

On January 17, 2007, the old loan with APIX was rolled over in to a new loan with additional loan funding up to $5,625,000 to be drawn in installments of $220,000 each. We also granted additional warrants with the new and old warrants totaling 118,800,000(rolled the previous 3,000,000 and 3,180,000 in previous agreements), 3,800,000 warrants for each draw of funds and additional 20,000,000 warrants. The total of all warrants added up to 20,340,000, at the exercise price of $0.40 for the 11,880,000 warrants and $0.30 for the remaining 8,460,000 warrants. In addition, we agreed to pay the cumulative facility fee of 500,000 in the form of 5,000,000 preferred shares with a stated value $0.001 with additional voting rights. The exit fee was increased from $1,560,000 to $3,920,000 and the other expenses rose to $425,000. The total outstanding amount at September 30, 2007 comprised of principal amount of $11,880,000, accrued interest of $1,436,000, exit fee of $3,920,000 and other expenses of $425,000 totaling to $17,661,000.The details of the transactions are listed in the section titled “Recent Financings”.

On July 31, 2007, we implemented a ten for one reverse stock split.  Following the split, our common stock is traded under a new ticker symbol, “CADM”.

On October 3, 2007, we entered into a Debt Settlement Agreement (the “Settlement Agreement”), with APIX. Under the terms of the Settlement Agreement, we issued 58,870,183 shares of the Company’s common stock to APIX in settlement of the outstanding balance of $17,661,055 and 29,129,817 shares in settlement of 20,340,000 warrants. Under the Settlement Agreement, APIX also released us of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that APIX had, or may have arising from the outstanding balance and warrants. The settlement shares were issued to APIX nominees on October 24, 2007.

On December 17, 2007, we consummated a private placement transaction whereby we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by us to the Investors of (i) a total of 18,000,000 shares of the Company’s Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of the Company’s Common Stock at an exercise price of $0.55. We granted a total of 5,700,000 warrants to the investors. APIX  acted as placement agent for the transaction. Additional details can be found in the recent financing section of this report.

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

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade credit or cash. We generally allow the customers to return defective, damaged and in certain cases expired products for credit. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and the risk of loss at the shipping point. The distributors do not have any price protection or return rights. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Allowance for Notes Receivable Loss

The reserve for doubtful notes represents management’s estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also, specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual’s credit that we believe indicates the note is un-collectible. Net losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We recognize allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review our allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowance for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable.

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

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We determined that there was no impact as a result of the adoption of FIN No. 48.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values beginning in 2006.  In January 2008 the Securities and Exchange Commission issued Staff Accounting Bulletin 110 (“SAB 110”) relating to SFAS 123(R). We have reviewed the provisions of SAB 110 and will be implementing the “simplified” method in 2008.

Stock Warrants Issued to Third Parties

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in 2007 or 2006.

Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently evaluating this pronouncement.

In December 2007, the Financial Accounting Standards Board Statement issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not expect it to have a significant impact on our financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007. We do not expect this EITF to have a significant impact on our financial position, results of operations or cash flows.

Also in June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  We have evaluated the potential impact of this issue and do not expect that it will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. This statement is effective for fisal years beginning after November 15, 2007. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had a material effect on our financial statements. Our restatement is discussed in Note 13.

Results of Operations - Years Ended December 31, 2007 and 2006

Net Sales

For the year ended December 31, 2007, sales decreased 25% to $1,157,000 from $1,541,000 for the same period in 2006.  The decrease in net sales was primarily due to our discontinued Japanese distributor’s failure to maintain the legal documentation standard required to sell our PATHFINDER products in Japan, resulting in no sales to this region in 2007. As the distributor no longer had the right to sell our product, the goods were taken back and returned to inventory. We also note that the credit to receivables resulted in a charge to sales net of return. Excluding Japan, which contributed $650,000 in sales in 2006, we had significant growth in all other regions. We expect to see continued sales growth in 2008 as we continue to explore ways to market our products in Japan and other countries.

Net sales in the United States increased significantly by 33% to $857,000 from $624,000 in 2006 as we continue to focus our efforts on expanding our domestic customer base. European sales also increased by 15% to $363,000 from $255,000 in 2006. The increases in sales in both regions are due to increased sales efforts and the signing of new distributors in key target markets.  We expect to see continued sales growth in 2008 as we continue to explore ways to market our products in Japan and other countries.

Cost of Goods Sold

Cost of goods sold primarily includes raw materials, catheter fabrication, quality control, and packaging costs. Cost of goods sold as a percentage of net sales increased slightly by 8%, from 131% in 2006 to 139% in 2007 mostly due to higher headcount and other spending in the manufacturing area in 2007 in anticipation of the commercialization of the surgical line of products. We expect the cost of goods sold as a percentage of sales to improve as sales volume increases.

Net Loss

Net loss increased by $30,495,000, to $42,646,000 in 2007 from $12,151,000 on a restated basis in 2006. The increase in net loss resulted primarily from other expense of $33,048,000 in 2007 compared with other expense of $5,142,000 on a restated basis in 2006. These losses were associated with $10,129,000 loss on non-cash conversion of debt in to equity, $15,182,000 of non-cash loss on debt extinguishment, and $7,737,000 non-cash loss from liability created from the issuance of options, warrants, and other convertible instruments in excess of authorized shares. This liability of excess shares over authorized shares was corrected during the year by the reverse stock split approved by the shareholders in July 2007. The accounting explanation of these non-cash losses is provided in Note 13 of the “Notes to Financial Statements”.

Research and Development Expenses

Research and development expenses include product development, clinical testing and regulatory expenses. Total expenses increased 73% to $3,091,000 in 2007 from $1,787,000 in 2006. The increase in 2007 was primarily due to activities related to the surgical product line and costs related to the FDA’s MDDRP meeting held on April 19, 2007. The cost incurred over this period included increased headcount, testing, and clinical research. The cost associated with the surgical line increased by $461,000 and the FDA trial cost increased by $718,000 over the same period last year.

The costs associated with research and pre-clinical programs and clinical development programs were as follows (in thousands):

	Year ended December 31,
	2007	2006
Clinical development programs	$2,073	$1,110
Research and preclinical programs	1,018	677
Total research and development	$3,091	$1,787

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 increased 74% to $5,203,000 from $2,987,000 in 2006. Selling expenses for 2007 increased by 69% to $477,000 from $282,000 in 2006 primarily due to hiring of a sales consultant in Europe. Marketing expenses for 2007 also increased 215% to $507,000 from $161,000 in 2006. The increase in marketing expenses is due to increased headcount (three persons), and increased sales and promotional activities to stimulate sales in US. General and administrative expenses for 2007 increased 66% to $4,219,000 from $2,544,000 in 2006. The increase in general and administrative expenses was primarily due to the recording of $1,408,000 non-cash payment to APIX for services connected with the 2007 private placement and $125,000 expenses for the initial implementation of meeting Section 404 internal control requirements and transition from one audit company to another company. Section 404 implementation expenses are expected to increase in 2008.

Interest Expense

Interest expense for 2007 decreased 49% to $891,000 from $1,754,000 in 2006. The decrease was primarily due to the conversion of APIX loans into stock equity.

Other Income and Expense

Other expense for 2007 was $33,048,000, up from $5,142,000 in 2006. This was principally due to the non-cash loss on conversion of debt in to equity of $10,129,000, non-cash loss on debt extinguishment of $15,182,000 and non-cash loss of 7,737,000 from the liabilities created from the issuance of options, warrants and other convertible instruments in excess of authorized shares.

As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes and warrants and their related debt derivatives pursuant to EITF 00-19 and SFAS 133 which resulted in significant changes in the financial statements, those financial statements should not be relied upon. Accordingly, we have restated our twelve-month financials for December 31, 2006 and the quarters ended March, June and September 2007 financials in footnote 13 to the “Notes to Financial Statements” in this Form 10-KSB/A.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $4,811,000 as of December 31, 2007 and $942,000 as of December 31, 2006. In addition we have $2,008,000 in certificate of deposit in Bank of America with a maturity date of four months. As of December 31, 2007, we had positive working capital of $6,018,000, and an accumulated deficit of approximately $176,559,000. We have improved our working capital situation by raising additional financing in December 2007. In addition, we also have raised additional funding in May 2008 through a series of identical agreements with a number of accredited investors for the private sale of 8,474,992 shares of common stock at US$0.60 per share.  The total gross proceeds from the sale are expected to be $5,085,000.  We believe that with new financing, increased sales and focus on managing costs, we will have enough cash to fund the operations of the company through 2008.

Net cash used in operating activities was approximately $6,680,000 and $4,608,000 for the years ended December 31, 2007 and 2006, respectively, resulting primarily from working capital needs and current year operations. Net cash used in investing activities in 2007 was $2,185,000 for purchases of short term investment of $2,008,000 and fixed assets of $177,000, as compared to $112,000 in 2006 and related to the capital expenditures of property and equipment. Net cash provided by financing activities was approximately $12,734,000 and $5,538,000 for the years ended December 31, 2007 and 2006, respectively, resulting primarily from the APIX loan financing and sale of common stock.

Net non-cash items affecting operating activities for the period ending December 31, 2007 amounted to $36,019,000, which mainly consisted of the following: (i) loss on debt extinguishment of $15,182,000; (ii) loss on excess shares over authorized of $7,737,000; (iii) compensation expense related to warrants granted to officer of $1,408,000; (iv) loss on conversion of debt and warrants into equity of $10,129,000.

On December 31, 2007 we had total assets of $8,004,000 compared to $2,217,000 on December 31, 2006, an increase of $5,787,000 (261%). We had a total stockholder's equity of $6,381,000 on December 31, 2007, compared to a stockholder’s equity of $12,719,000 on December 31, 2006.

Contractual Commitments:

Following is a schedule of future contractual commitments at December 31, 2007(in thousands):

12/31/2007
Fiscal Year	Operating Leases	Capital Leases
2008	$265	$26
2009	272	7
2010	115	-
Total minimum lease payments	$652	$33
Less amounts representing interest	N/A	$(2)
Present value of net minimum lease payments	$652	$31

Recent Financings

APIX International Ltd.

On August 12, 2005, we entered into a Loan Facility Term Sheet with APIX, which provided us with up to $2 million in debt financing. We received the first $500,000, a portion of which was used to retire our outstanding secured loan agreement with Agility Capital. On August 15, 2005, we re-hired certain furloughed employees and resumed operations.  On June 17, 2005, all our employees had been furloughed indefinitely and our operations were temporarily halted to conserve cash.

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

Also, the loan agreement had an optional conversion clause, allowing APIX to receive payment for all or any portion of the facility fee, the exit fee and the accrued interest due under the loan, in shares of our common stock at a rate of $0.10 per share. Any additional gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion was included in our earnings during that period.

Additionally, we provided APIX warrants with registration rights to purchase 30,000,000 shares of capital stock with a strike price of $0.10 per share. The warrants were free standing instruments. As of September 30, 2005, we have failed to file a registration statement with the SEC, as required by the loan agreement, to register all of the shares of Common Stock issued or issuable with respect to these warrants. APIX and we have entered into an amendment to the Loan Agreement to extend the date by which we are required to file a registration statement in accordance with Section 10(b)(i) of the Loan Agreement. The amendment agreement extended the date by which we are required to file a registration statement from September 30, 2005 to January 1, 2006.

On February 14, 2006, we entered into a new loan facility with APIX, which provided for the rollover of the original loan agreement and the grant of an additional loan facility in the amount of $660,000 at an interest rate of 10% per annum. In addition, we and the lender have agreed to the following terms: (i) the maturity date of the original loan facility is extended from February 28, 2006 to May 18, 2006; (ii) the exercise price of the original warrant was adjusted to $0.06 per share. In addition, we granted the Lender a new warrant to purchase 23,800,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years. In addition, upon completion of the full funding under the new loan facility, we agreed to grant the lender warrants to purchase an additional 8,000,000 shares of our common stock at an exercise price of $0.06 per share for a term of ten years; (iii) we granted the lender the right to convert the loan principal, interest, facility fees and exit fees into shares of our common stock at a conversion price of $0.06 per share; (iv) the facility fee was increased from $60,000 to $80,000. In addition, the exit fee was increased from $900,000 to $1,300,000; (v) upon completion of the full funding under the new loan facility, the exit fee would be increased by $260,000; (vi) to register the shares underlying the loan principal, facility fees, and warrants on a registration statement on Form S-1 as soon as practicable after the date of issuing the warrant, but in any event no later than May 31, 2006. We received funding under this agreement of $200,000 and $460,000 in February and March 2006, respectively.

On January 15, 2007, we entered into a new term sheet with APIX, which provides for the rollover of prior loan facilities and subsequent advances (Prior Facilities) and an additional loan facility between the parties (the "New Facility"). The New Facility provides for the following terms and conditions:

(i)  Additional loan facility - APIX granted us an additional loan facility in the amount of $5,625,000 with advances to be made on a bi-weekly basis at our discretion in denominations of $225,000 per advance;

(ii)  New maturity date - the maturity date of the New Facility and Prior Facilities was changed to the earlier of (a) December 31, 2007 or (b) the date that APIX makes a demand for payment;

(iii) Facility fee adjustment - the aggregate facility fee for the Prior Facilities and the New Facility was adjusted to $500,000 (the “Facility Fee”) payable through the issuance of five million shares of our preferred stock with the following minimum preferences: (a) 28 votes per share; and (b) convertible into our common shares at any time at the option of the holder on the basis of two (2) common shares for each preferred share tendered for conversion;

(iv) Exit fees – exit fees for the Prior Facilities and the New Facility of $2,800,000 plus $80,000 for each advance made due and payable on the earliest to occur of: (1) the maturity date, (2) generally the sale of the company or substantially all of our assets, a reorganization or a new loan facility in excess of $1,000,000, or (3) an event of default;

(v) Price adjustment to existing warrant and new warrants - pursuant to the Prior Facilities, we agreed to issue to APIX warrants to purchase 118,800,000 shares of our common stock at an exercise price of $0.06 per share (the “Existing Warrants”). Pursuant to the New Facility, the exercise price of the Existing Warrants was adjusted to $0.04 per share. In addition, we issued to APIX additional warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.03 per share (the “New Warrants”). All warrants have a term of ten years;

(vi) Conversion price adjustment - the loan principal and exit fees are convertible into shares of our common stock at a conversion price of $0.04 per share; and

(vii) Registration rights - we agree to register a percentage of the shares underlying the loan principal, facility fees, and warrants on a registration statement at its best effort.

The final financing agreements were executed on June 7, 2007. The loan agreement’s optional conversion clause on all or any portion of the principal, the facility fee, the exit fee and the accrued interest due under the loan, any gains or losses on the difference between the conversion price and the fair value of the stock at the time of conversion were included in our earnings during that period.  A loss of approximately $10,129,000 was recognized in the fourth quarter of 2007 when the debt was converted to equity. We had previously determined that there were no derivative liabilities that needed to be accrued under SFAS 133 or EITF 00-19.

On June 4, 2007, we filed with the Secretary of State of Delaware a Certificate of Elimination to remove from our certificate of incorporation the Series A Participating Preferred Stock. On June 6, we filed with the Secretary of State of Delaware a Certificate of Designation for a new Series A Preferred Stock.

On October 3, 2007, we entered into a Debt Settlement Agreement (the “Settlement Agreement”), with APIX International Limited (“APIX”). The Settlement Agreement arose from an initial loan made by APIX to us in August 2005 for $3,000,000 as well as two loan facility term sheets which provided financial accommodation to us entered into on February 14, 2006 and January 16, 2007.  The terms of the Settlement Agreement require us to issue an aggregate of 88,000,000 million shares of our common stock to APIX in settlement of an outstanding balance (“Outstanding Balance”) of $17,661,055 owed to APIX by us and the repurchase of warrants exercisable into 20,340,000 shares of common stock (“Warrants”) held by APIX. Specifically, 58,870,183 shares of our common stock were issued to APIX in settlement of the Outstanding Balance and 29,129,817 shares of our common stock were issued to APIX in the repurchase of the Warrants. As a result of the execution of the Settlement Agreement, APIX releases and forever discharges us of and from all and all manner or actions, suits, debts, sums of money, contracts, agreement, claims and demands at law or in equity that APIX had, or may have arising from the Outstanding Balance and Warrants.

On December 17, 2007, we consummated a transaction whereby we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by us to the Investors of (i) a total of 18,000,000 shares of our Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of our Common Stock at an exercise price of $0.55. The Warrants have an exercise price equal of $0.55.

At our option, we may force the Holder to exercise the Warrant at a price per share equal to $0.55, provided that (i) our Common Stock is trading at a price equal to or more than $1.00 for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares. The Warrants have an expiration date of 5 years from the date of issuance.

Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2.

APIX acted as placement agent for the transaction.  In consideration for the services provided, we have entered into a Funding Agreement with APIX whereby we agreed to: (i) pay a placement fee of 5% of gross proceeds, payable in our common shares issued at $0.50 per share; (ii) grant two million warrants to purchase shares of our Common Stock for a period of five years at an exercise price of $0.55; and (iii) reimburse APIX’s expenses totaling $75,000.  Subsequently the Funding Agreement was amended by us and APIX in which APIX waived its 5% common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, we agree to pay to APIX the amount of shortfall on or before December 18, 2008.  The other terms of the Funding Agreement remain the same.

ITEM 2. FINANCIAL STATEMENTS

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 3A. CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial  statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In  making  this  assessment, management  used  the  framework  set  forth  in the  report  entitled  Internal Control--Integrated   Framework   issued   by the   Committee   of   Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control  environment,  (ii) risk  assessment,  (iii)  control  activities,  (iv) information and communication,  and (v) monitoring.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

A Material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness consisted of inadequate levels of review of complex and judgmental accounting issues. Various audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the determination of loss on extinguishment of debt due to a debt modification as well as recording of convertible debentures. We did not have sufficient internal personnel and technical expertise to properly apply accounting principles to certain non-routine matters. As a result, we inappropriately applied the provisions of EITF Issue No. 96-19, “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” while conducting our annual analysis for debt modification and accounting of convertible debentures that led to an error that was identified and subsequently corrected. In addition, during 2007, we became aware of the need to restate our financial statements due to the failure to consider the effects of loss on debt extinguishment and the recording of freestanding and embedded derivatives related to the issuance of convertible debt. These errors also represent an effect of the material weakness in review of complex and judgmental accounting issue. These adjustments are reflected in our audited financial statements for the year ended December 31, 2006 and 2007.

To address this material weakness, we continue to implement remediation plans, including the following:

•	We implemented increased levels of review of complex and judgmental accounting issues.
•
We initiated plan to add personnel with technical accounting expertise and began a search for qualified candidates in order to help us maintain effective disclosure controls and procedures as well as internal control over financial reporting.

•	We will be implementing a new policy and guidelines for increased, individualized professional development for finance and accounting personnel.

Because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.  In addition, they concluded that as of that same date our internal control over financial reporting were not effective.  PMB Helin Donovan, LLP, the registered public accounting firm that audited our financial statements included in the Form 10-KSB has not issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007.

Although we are not required to disclose significant deficiencies, we have chosen to disclose those significant deficiencies, which if not corrected in the next year may become material weaknesses.

•	Segregation of duties

Certain Duties within our Financial Group were not properly segregated.  Our then Controller/Interim Chief Financial Officer had the ability to direct other personnel within the finance group to initiate and enter manual journal entries in our books and records without authorization or review by other members of the financial organization.

No audit adjustments to our audited financial statements for the year ended December 31, 2007 resulted from this significant deficiency.

•	Certain Controls Associated with the Financial Reporting and close process were not effective:

Management’s review of certain quarterly and year-end accruals was not effective in 2007. Specifically, the review failed to identify that an accrual was not adequately supported by reasonable assumptions and sufficient documentation. We will be implementing new procedures during 2008 that require our financial group to collect, analyze and monitor all necessary and relevant supporting documentation for accrual balances and any adjustments. We also will be introducing additional procedures to ensure a more thorough review of financial data in the financial reporting and close process.

Management effected all audit adjustments identified by our independent registered public accounting firm, or otherwise identified, through the processes described above prior to the publication of our 2007 and 2006 audited financial statements.

MANAGEMENT'S REMEDIATION INITIATIVES

We are in the process of evaluating our material weakness and significant deficiencies. We have already begun to remediate the deficiencies as described above.  However, certain deficiencies will require additional people and might take longer to remediate.

In an effort to remediate the identified material weaknesses and the significant deficiencies and enhance our internal controls, we have initiated the following series of measures:

•
We have begun to search for a new Corporate Controller/Secretary, added additional staff to our financial department and have assigned to our CEO some of the duties of our previous interim CFO as of March 2008.

•	We have added two additional accounting staff in 2008 to allow for sufficient segregation of duties.

•
Management and the Finance group performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.  These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB/A fairly present in all material respects our financial position, results of operations, and cash flows for the periods presented.

•
We implemented new procedures during the first quarter of 2008 that required an additional individual within our finance department to perform a detailed review of all non-recurring manual journal entries above a certain dollar threshold and also to review all other journal entries.

•	We have retained a consultant to analyze and update our written internal controls over financial reporting as necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in internal control over financial reporting was made in the fourth quarter of 2007 that materially affected, or is likely to materially affect, our internal control over financial reporting. However, changes noted above, are the only changes during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As noted above we began to initiate certain changes to our internal control over financial reporting in the first quarter of 2008 to address the material weaknesses/significant deficiencies described in our report.  We continue to implement those changes, and introduce additional controls, to remediate the material weaknesses and significant deficiencies that we identified as of December 31, 2007.

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

ITEM 4. EXHIBITS

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

CARDIMA, INC.

July 15, 2008	By:	/s/ Robert Cheney

Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Cheney, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Tony Shum	Chairman of the Board	July 15, 2008
Tony Shum

/s/ Robert Cheney	Chief Executive Officer	July 15, 2008
Robert Cheney

/s/ Phillip Radlick	Director	July 15, 2008
Phillip Radlick

/s/ Richard Gaston	Director	July 15, 2008
Richard Gaston

/s/ Gabriel Vegh	Director	July 15, 2008
Gabriel Vegh

/s/ Eric Chan	Director	July 15, 2008
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

/s/ PMB Helin Donovan
San Francisco, California

April 14, 2008 (except for Footnote Nos. 2, 3, and 13, as to which the date is July 9, 2008)

REPORT OF MARC LUMER & COMPANY

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cardima, Inc.

 We have audited the accompanying the related statements of operations, stockholders’ equity (deficit), and cash flows of Cardima, Inc. for year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to properly reflect the accounting for, extinguishment of debt and accrual of a derivative liability due to potential dilutive instruments exceeding the authorized shares.

Marc Lumer & Company
San Francisco, California
April 17, 2007 (except for the effects of the restatement as
Disclosed in Note 1 and 13 is April 14, 2008)

CARDIMA, INC.
BALANCE SHEET
(In thousands, except shares and per share amounts)

ASSETS	December 31, 2007
Current assets:
Cash	$4,811
Short-term investment	2,008
Accounts receivable, net of allowances for doubtful accounts of $77	183
Inventories	402
Prepaid expenses	46
Other current assets	131
Total current assets	7,581

Property and equipment	362
Other assets	61
TOTAL ASSETS	$8,004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$443
Accrued liabilities	911
Loans payable	10
Capital leases - current portion	24
Notes payable to related parties - current portion	175
Total current liabilities	1,563

Capital leases - noncurrent portion	7
Notes payable to related parties - noncurrent portion	53
TOTAL LIABILITIES	1,623

Stockholders' deficit:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 5,000,000 shares authorized, 5,000,000 issued and outstanding	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 116,316,311
shares issued and outstanding	116
Additional paid-in capital	182,324
Accumulated deficit	(176,559)
Total Stockholders' equity	6,381
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,004

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006
		(Restated)

Net sales	$1,157	$1,541
Cost of goods sold	1,613	2,023
Gross deficiencies	(456)	(482)

Operating expenses:
Research and development	3,091	1,787
Selling, general and administrative	5,203	2,987
Total operating expenses	8,294	4,774

Operating loss	(8,750)	(5,256)

Other income (expenses):
Interest income	26	1
Interest expense	(891)	(1,754)
Other income	17	-
Loss on debt extinguishment	(15,182)	(2,256)
Loss on excess shares over authorized	(7,737)	(2,886)
Loss on debt settlement	(10,129)	-
Net loss	$(42,646)	$(12,151)

Basic and diluted net loss per share	$(1.31)	$(1.19)
Shares used in computing basic and diluted net loss per share	32,442	10,170

The accompanying notes are an integral part of these financial statements

CARDIMA, Inc.
Statements of Stockholders’ Equity (Deficit)
 (In thousands)

	No. of Shares	Common Stock	Paid-In-Capital	Preferred Stock	Accumulated Deficit	Total Stockholders Equity
Balance at December 31, 2005	10,162	$9	$117,991	$-	$(121,762)	$(3,762)
Common stock issued under employee stock plans	70		28		-	28
Common stock issued to non-employees	3	-			-	-
Expense for vesting of stock options granted to employees	-	-	390		-	390
Relative fair value of warrants issued and beneficial conversion feature			2,776		-	2,776
Net Loss	-	-	-		(12,151)	(12,151)
Balance at December 31, 2006 (restated)	10,235	$9	$121,185	$-	$(133,913)	$(12,719)
Common stock issued under employee stock plans	75	1	34	-	-	35
Common stock issued for services	6		3	-	-	3
Expense for vesting of stock options granted to employees			488	-	-	488
Relative fair value of warrants issued and beneficial conversion feature			12,073	-	-	12,073
Warrants issued as compensation expense			1,234	-	-	1,234
Conversion of Debt to Common stock and repurchase of warrants	88,000	88	27,702	-	-	27,790
Sale of common stock	18,000	18	8,982	-	-	9,000
Preferred Stock issued for fees (5,000,000 shares)			-	500	-	500
Reclassification of derivative liability for excess shares to paid-in capital		-	10,623	-	-	10,623
Net Loss				-	$(42,646)	$(42,646)
Balance at December 31, 2007	116,316	$116	$182,324	$500	$(176,559)	$6,381

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(42,646)	$(12,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	123
Non-cash stock-based compensation	491	391
Non-cash interest expense	649	-
Loss on excess shares over authorized	7,737	2,886
Loss on debt extinguishment	15,182	2,256
Loss on debt settlement	10,129	-
Preferred shares issued for fees	500	-
Non-cash compensation	1,234	-
Non-cash expense relating to net change in cash settlement terms	-	520
Change in warrant liability	-	(1,200)
Excess and obsolete inventory	37	(18)
Write-off of interest income	-	(26)
Allowance for doubtful accounts	63	(12)
Changes in operating assets and liabilities:
Accounts receivable	168	(138)
Inventories	(116)	81
Prepaid and other assets	18	396
Accounts payable, accrued compensation and other liabilities	(112)	120
Accrued fees	(111)	2,164
Net cash used in operating activities	(6,680)	(4,608)
CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	(2,008)	-
Purchase of property and equipment	(177)	(112)
Net cash used in investing activities	(2,185)	(112)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(15)	(20)
Proceeds (payments) from related party	(6)	70
Net proceeds from loan financing	3,720	5,460
Net proceeds from sale of common stock	9,035	28
Net cash provided by financing activities	12,734	5,538
Change in cash and cash equivalents	3,869	818
Beginning cash and cash equivalents	942	124
Ending cash and equivalents	$4,811	$942
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	-	-
Cash paid for interest	$10	$6
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$10,129	-
Preferred shares issued for fees	$500	$-
Debt extinguishment	$15,182	$2,256
Equipment acquired under capital lease arrangements	-	37
Warrants issued for loan financing	-	$1,422

The accompanying notes are an integral part of these financial statements.

CARDIMA, INC.
Notes to Financial Statements
December 31, 2007

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cardima, Inc., (“The Company”) was incorporated in the State of Delaware on November 12, 1992. We design, develop, manufacture and market minimally invasive, single-use, micro-catheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. We have licensed our micro-catheter technology from Target Therapeutics for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system. We sell our products worldwide through both direct sales and distribution channels, with a substantial portion of our sales to international customers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2007, we had cash on hand of $4,811,000, short term investments of $2,008,000, positive working capital of $6,018,000, and an accumulated deficit of approximately $176,559,000. We had a net loss of $42,646,000 and $12,151,000 for the years ended December 31, 2007 and 2006, respectively.  In October 2007, we reached an agreement with our major creditor, APIX International, Ltd., (“APIX”), to convert all of our outstanding debt, $17,661,000 into equity, which resulted in APIX becoming the majority stockholder of the company.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations.  Our management is taking action to address these matters, which include:

•	Retaining and hiring experienced management personnel with particular skills in the development and sale of our products and services.
•	Developing new markets and expanding our sales efforts.
•	Evaluating funding strategies in the public and private markets.

Historically, our management has been able to raise additional capital. During the December 2007, we obtained equity capital of $9 million through the sale of common stock and warrants. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute its intended business plan or generate positive operating results.

Reverse Stock split

Effective June 30, 2007, our Board of Directors authorized a one-for-ten reverse stock split to be effective in June 30, 2007 to shareholders of record. Based on approximately 102,354,679 pre-split shares of Common Stock issued and outstanding as of  June 30, 2007, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and  the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

Reverse	Percentage	Post-split
Stock Split	Reduction	Shares
1 for 10	90%	10,235,468

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

All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of our common stock have been restated to reflect the effect of the stock split for all periods presented.

Restatement

We have restated our previously issued 2006 financial statements for matters related to the following previously reported items: accounting for debt modification; loss on debt extinguishment; accounting for warrant liabilities; convertible debentures; and a liability for excess shares over the authorized share amount; and the related income tax effects. The accompanying financial statements for 2006 and 2007 have been restated to reflect the corrections.  (See Note 13)

On November 16, 2007, in connection with the preparation of the quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007 of Cardima, Inc. , our Board of Directors determined that our previously issued financial statements as of and for the three-month period ended June 30, 2007 included in its Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 30, 2007 (the “Q2 2007 Form 10-QSB”), should no longer be relied upon as a result of incorrect accounting for certain non-cash debt extinguishment. This had the effect of understating our Net Loss Attributable to Common Stockholders by approximately $20.68 million or $2.01 per share for the three months ended June 30, 2007. As originally stated for the three and six months ended June 30, 2007, net income (loss) and net income (loss) per share were $4,367,000, $0.43 and $(2,657,000), $(0.26) respectively.  As restated for the three and six months ended June 30, 2007, Net (loss) and Net (loss) per share were $(16,312,000) million, $(1.59) and $(26,162,000) million, $(2.55), respectively.

Additionally, we determined that our previously issued financial statements as of and for the three-month periods ended March 31, 2006; June 30, 2006; September 30, 2006; March 31, 2007; September 30, 2007, and the year ended December 31, 2006 should no longer be relied upon as a result of our determination that we had incorrectly accounted for the non-cash extinguishment of debt and commitment of unauthorized shares.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

We make estimates that affect reserves for allowance for doubtful accounts, inventory reserves, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies.  Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade credit or cash. We generally allow the customers to return defective, damaged and in certain cases expired products for credit. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and the risk of loss at the shipping point. The distributors do not have any price protection or return rights. We have entered into certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Comprehensive Income

We utilize Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any changes in equity from non-owner sources.

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

Impairment of Long-Lived Assets

We assessed the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During the year ended December 31, 2007, we believe that there has been no indicator of impairment.

Allowance for Notes Receivable Loss

The reserve for doubtful notes represents management’s estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also, specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual’s credit that we believe indicates the note is un-collectible. Net losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Evaluations of the reserve balance are conducted quarterly.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We determined that there was no impact as a result of the adoption of FIN No. 48.

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through our employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values beginning in 2006.

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations for 2007 and 2006 include compensation expense related to share-based awards granted prior to January 1, 2006 that vested during 2007 and 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2007 and 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We use Black-Scholes method to determine fair value of stock options granted.  The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.  The fair value of employee stock options granted was determined using the Black-Scholes method with the following assumptions:

	2007	2006
Expected life (years)	7	4
Interest Rate	4.3%	4.6%
Volatility	188%	160%
Dividend Yield	0%	0%

Net Loss per Share

We utilize SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Our common share equivalents consist of stock options and warrants.

The following outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders:

	2007	2006
Options to purchase common stock	5,988,496	510,863
Warrants to purchase common stock	5,700,000	7,579,353
Preferred Shares	1,000,000	-
Total	12,688,496	8,090,216

The following table presents the calculation of basic and diluted net loss per share: (in thousands, except per share amounts):

	2007	2006 (Restated)
Net loss available to common shareholders	$(42,646)	$(12,151)
Weighted average common shares outstanding	32,442	10,170

Basic and diluted net loss per share available to common shareholders	$(1.31)	$(1.19)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2007, we maintained our cash and cash equivalents with a major bank.

Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We recognize allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review our allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowance for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable. For the period ended December 31, 2007, we established an allowance for doubtful accounts of $77,000.

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of less than a year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is classified as capital assets and amortized using the straight line method over the term of the lease or the estimated useful life, whichever is shorter. Minor replacements, maintenance, and repairs that do not increase the useful life of the assets are expensed as incurred.  (See Note 5)

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using the effective interest method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2007 and 2006, comprehensive loss is equivalent to the Company’s reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

Classification of Financial Instruments

In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with a mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, we have recorded the value of warrants issued and the outstanding shares of Series A Preferred Stock as a component of equity on the balance sheet. See Note 10, Stockholders’ equity.

Accounting for Convertible Debt Securities

We account for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. We also evaluate the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes model, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts.

Extinguishment of Debt

We follow the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of  Financial  Assets and Extinguishments of Liabilities" ("SFAS No. 140") along with  related  interpretations  from Emerging Issues Task Force No. 96-19 ("EITF No.  96-19").  The Task Force reached a consensus  that an exchange of debt instruments with substantially different terms is a debt extinguishment and  should be  accounted  for in accordance with paragraph 16 of SFAS No. 140.  The Task Force also observed that a debtor could achieve the same economic effect by making a substantial modification of terms of an existing debt instrument. Accordingly, the Task Force reached a consensus that a substantial modification of terms should be accounted for like, and reported in the same manner as, an extinguishment of debt.

From the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the net present value of the cash flows under the terms of the new debt instrument is at least 10 % different from the present value of the remaining cash flows under the terms of the original instrument. We had amendments in February 2006 and June 2007 to the Convertible Note and the related warrants. We feel that a substantial modification in terms of the Convertible Note has occurred. Upon further analysis, we have determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original Convertible Note and the New Convertible Note has occurred. Therefore, we have extinguished the original Convertible Note, along with the related unamortized discounts and deferred loan costs, and recorded the New Convertible Note at its fair value. The extinguishment required us to record an extinguishment debt expense of $15,182,000 and $2,256,000 in 2007 and 2006 respectively.

Stock Warrants Issued to Third Parties

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in 2007 or 2006.

Segment Reporting

We identified our operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibilities. We operate in a single business segment, the manufacturing and sale of device-based medical therapies. All of our revenues have been derived from this business segment.

Fair Value of Financial Instruments

Our financial instruments at December 31, 2007 consist of cash, a short term investment, accounts receivable, accounts payable, other current liabilities, loan payable and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit, quality financial institutions. We have not experienced any losses in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, we routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently evaluating this pronouncement.

In December 2007, the Financial Accounting Standards Board Statement issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We do not expect it to have a significant impact on our financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007. We do not expect this EITF to have a significant impact on our financial position, results of operations or cash flows.

Also in June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  We have evaluated the potential impact of this issue and do not expect that it will have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. This statement is effective for fisal years beginning after November 15, 2007. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had a material effect on our financial statements. Our restatement is discussed in Note 13.

2. APIX International Limited.

APIX International, Ltd., (“APIX”) is an entity that is solely owned by Robert Cheney, CEO who is also one of our Directors. Mr. Cheney was appointed as the CEO in August 2007.

Transactional History

In August 2005, we issued secured promissory notes in the aggregate principal amount of $3,000,000 (the Notes) and warrants to purchase our common stock (the Warrants) to APIX. The Notes bear interest at a rate of 10%, originally maturing on February 28, 2006. Additionally, we were required to pay various loan related fees totaling $1,035,000 to APIX on the maturity date. The associated Warrants are exercisable for 3,000,000 post split shares of common stock at an exercise price of $1.00 per share. The Warrants, which expired ten years after issuance, were assigned a value of $3 million, estimated using the Black-Scholes valuation model.  In accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the values assigned to both the Notes and the Warrant were allocated based on their fair values. The discounts on the Notes for the Warrants and fees were being amortized to interest expense, using the effective interest method, over the term of the Notes.

The holder of the Warrants had registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon the exercise of the Warrants. In 2005 we determined that under EITF No. 00-19, the ability to register stock was deemed to be outside of our control. Accordingly, the initial fair value of the Warrants of $3 million was recorded as an accrued warrant liability in the consolidated balance sheet, and was marked to market at the end of each reporting period.

In February 2006 we modified the terms of its 10% note payable to APIX with an outstanding principal; balance of $3,000,000 and related loan fees payable of $1,035,000, due on February 28, 2006. APIX agreed to (1) provide an additional $660,000 in funding, (2) the original Notes being modified to include a conversion feature (convertible into 9,150,000 shares of our common stock at a conversion price of $.40 per share post-split, (3) extend the due date to May 16, 2006; (4) receive an additional warrant exercisable into 3,180,000 post split shares of common stock at an exercise price of $0.60 per share with a ten year life; (6) the registration rights agreement language was clarified to mean that we would use our “best efforts” and there were no liquidated damages provisions for non-registration; and (7) to receive additional fees of $680,000 due on the revised maturity date. We evaluated the modification of the Note pursuant to SFAS 140, EITF Issue Nos. 96-19, 02-04, and 06-06 and management determined that the debt instruments are substantially different since the net present value of the cash flows under the terms of the new debt instrument was at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Accordingly, the excess of the consideration provided to APIX, the note holder, over the principal and interest due, and loan related fees due, of $2,256,000, was recorded as Loss on Extinguishment of Debt on our Statement of Operations for 2006.

We have evaluated the terms of the modified 10% secured convertible debenture in accordance with EITF Issue Nos. 00-19 and  05-02 and the debenture was deemed "conventional convertible debt instruments". We evaluated the registration rights agreement and determined that there was no amount of liquidated damages payable or other provisions that would cause net cash settlement related to the warrants or conversion feature. Accordingly, the Warrants (a free-standing instrument) were classified as equity (a component of Additional-Paid-in-Capital). Additionally, the application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature. The value of the beneficial conversion feature was limited to the relative fair value of the debentures.

The new 10% secured convertible promissory notes issued to APIX in February 2006, in essence consisted of a $3,660,000 Secured Convertible Note Unit (Note Unit).  The Note Unit consisted of $3,660,000 principal amount of 10% secured Note ,( the Convertible Note) due May 16, 2006, and  Common Stock Purchase Warrants (collectively the Warrants) to purchase 6,180,000 post split shares of our common stock, par value $0.001 per share (the Common Stock), at an exercise price of $1.00 per share. The relative fair value of the Warrants of $1,093,000 which was determined using the Black-Scholes option-pricing model, and the intrinsic value of the Beneficial Conversion Feature of $483,000 at the time of modification, were both recorded as additional paid-in capital. The fair value of the Warrants at the time of modification was determined using the Black-Scholes option-pricing model.

From May 2006 through December 2006, APIX provided us with additional debt financing of $4,500,000 to meet our working capital needs. These unsecured borrowings bear interest at 10% per annum and were due on demand.  As of December 31, 2006, we had total obligations due to APIX of the following: (1) a $3,660,000 10% secured convertible note payable due on demand with accrued interest of $421,000; (2) $4,500,000 in unsecured borrowings due on demand with accrued interest of $171,000; and (3) various loan related fees aggregating to $1,715,000.

In 2007 we modified the terms of our 10% secured convertible note payable to APIX with an outstanding principal balance of $3,660,000 and its 10% unsecured loan obligation of $4,500,000 and related loan fees payable of $1,715,000, which were due on demand. APIX agreed to (1) provide an additional $5,625,000 in funding (which can be drawn in traunches of $220,000 each, (2) the convertible secured note and unsecured borrowing being modified to include a reduction to the conversion price for the secured convertible note and for the unsecured borrowings (convertible into 44,153,000 shares of our common stock at a conversion price of $0.40 per share), (3) extend the due date to December 31, 2007; (4) receive an additional warrants with a ten year life exercisable into an aggregate of 11,880,000 shares of common stock at an exercise price of $0.30 per share; (5) receive $500,000 in facility fees convertible into 5 million shares of Preferred Stock Series A (see Note 10); (7) the registration rights agreement language included that we would use our “best efforts” and there were no liquidated damages provisions for non-registration; and (8) to receive additional fees and expenses of $2,870,000 due on the revised maturity date. We evaluated the modification of the Note pursuant to SFAS 140, EITF Issue Nos. 96-19, 02-04, and 06-06 and management determined that the debt instruments that are substantially different since the net present value of the cash flows under the terms of the new debt instrument was at least 10 % different from the present value of the remaining cash flows under the terms of the original instrument. Accordingly, the excess of the consideration provided to APIX, the note holder, over the principal and interest due, and loan related fees due, of $15,182,000, was recorded as Loss on Extinguishment of Debt on our Statement of Operations for 2007. In 2007, APIX and we concluded a set of restructuring transactions whereby the outstanding debt (secured and unsecured) was converted into equity.

On October 3, 2007, we reached an agreement with APIX whereby we granted 58,870,183 shares of our $.001 par value common stock to APIX in full settlement of the $17,661,000 outstanding balance related to the 10% secured convertible note payable to the APIX due on December 31, 2007 and related interest due, plus any all related loan fees.  At the grant date, the quoted fair market value of the common stock transferred was $23,989,600 which exceeded outstanding carrying value of debt by $6,329,000; accordingly, a loss of approximately $6,329,000 of income taxes, has been included in the Statement of Operations in 2007. We also agreed to repurchase from APIX warrants, which were convertible into 20,340,000 shares of common stock at an exercise price of $0.40 per share in exchange for 29,129,817shares of our common stock having a quoted market price of $12,525,800.  The fair value of the repurchased APIX warrant was $8,725,600 based on the Black-Scholes Option Pricing Model. As a result of this transaction, we recorded a loss of $3,800,000 on the Statement of Operations for 2007. We subsequently cancelled these warrants returned by APIX.

The following table provides a summary of the loss on conversion of debt into equity and the repurchase of warrants:

I. DEBT:
Shares to be issued for debt per agreement on 10/03/2007			58,870,183
Outstanding principal, accrued interest, and fees outstanding as of 10/03/2007			$17,661,055
Conversion price			$0.40
Shares issued per conversion feature			44,152,638

Share premium issued for conversion of debt into equity			14,717,546
Market price on 10/03/2007			$0.43
Loss on conversion of debt into equity on 10/03/2007			$6,328,545

II. WARRANTS:		Black Scholes
Number of Existing Warrants:		Fair Value
	11,880,000	$0.4289	$5,095,332
	8,460,000	$0.4291	$3,630,186
Total Value of warrants on 10/03/2007	20,340,000		$8,725,518

Shares to be issued for warrants per agreement on 10/03/2007			29,129,817
Market price on 10/03/2007			$0.43
Market Value of shares issued for warrants on 10/03/2007			$12,525,821

Loss on repurchase of warrants on 10/03/2007			$3,800,303

Total loss on conversion of debt and warrants			$10,128,848

Series A Preferred Shares

In 2007, we entered into an agreement with APIX in which we issued convertible preferred stock in exchange for $500,000 of a loan facility fee due to APIX. On June 7, 2007, we issued 5 million shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $0.001 per share and a liquidation value of $500,000, to APIX in full settlement of the $500,000 facility fee due to APIX. The Series A Preferred Stock is voting with a voting preference of 2.8 to 1 to an individual common share, and the Series A shareholders vote as a single class with the common shares. The Series A shareholders are entitled to receive dividends only if declared. The preferred stock is convertible from the date of issuance into shares of our common stock ("Common Stock") at a fixed exchange rate of 0.2 shares of common stock for each Series A share. We can redeem Series A shares at any time at a price of $0.10 per Series A share. The number of shares of common stock to be issued upon conversion is determined by dividing the aggregate stated value of the preferred stock by the ("Conversion Price”).

In accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", Series A shares do not have mandatory redemption rights and are recorded as equity. Series A share redemption is at our sole option and redemption would only occur upon the liquidation or termination of the issuer. Based on characteristics of the agreement as described above, we have recorded the Preferred Series A shares as equity on the balance sheet.

The market price of our common stock on the date of commitment was $0.50 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the effective conversion price associated with the preferred shares equal to the quoted market value, no beneficial conversion should be recognized.

2007 Private Placement

On December 14, 2007, we entered into an agreement with APIX to act as our placement agent to conduct the offer of our securities in a private placement (the “Offering”). The CEO of the Company is the owner of the placement agent. The contract provides for the Placement Agent to be paid a fee if the gross proceeds received from the sale of units comprising of our shares and warrants (the “Units”) sold in the Offering is at least $9 million. Pursuant to this agreement, APIX will provide the following services: (1) APIX to act on our behalf to raise a minimum of $9 million of additional equity financing; (2) APIX to receive a warrant convertible into 3 million shares of common stock at an exercise price of $0.55 per share and having a 5 year term with a fair value of approximately $1,234,000 using the Black Scholes method assuming interest free rate of 4.05% and volatility rate of 96.19%; (3) APIX to receive all rights, title and interest in a personal loan owed by Phil Radlick, a Director of the Company, with we guaranteeing a minimum recoverable amount of $100,000 within 12 months; and (4) APIX to receive reimbursement for expenses of $75,000.

As of December 31, 2007, we completed our private placement whereby we sold 18 million shares of our Common Stock (the “Shares”) and issued warrants to purchase another 2,700,000 shares of our Common Stock (the “ December 2007 Private Placement Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $9 million (the transaction is referred to herein as the “2007 Private Placement”). Included in the issuance costs are direct costs related to the 2007 Private Placement which were $1,408,000.

Since, APIX is wholly owned and controlled by the Company’s CEO, the payments made to APIX in regards to the services connected with the 2007 Private Placement were recorded as an expense in the statement of operations for 2007.

Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably only practicable after the insurance and delivery of the shares and warrants, the filling of a registration statement on Form SB-2 (the "Filling Date"). On January 29, 2008, all parties to the above mentioned private placement waived any registration rights and other rights under the Registration Rights Agreement and any and all penalties that may be due as a result of the Registration Statement's not having been filed by the Filing Date.

As of December 31, 2007 we had $175,000 in loans payable due to APIX.

3. Extinguishment of debt

On February 14, 2006 we received an extension of our credit facility of $660,000 and an extension of the maturity date from February 28, 2006 to May 31, 2006, and were granted control of the exercise of warrants. At that date we were deemed no longer to be required to net cash settle the warrants or the convertible features of the debt. In exchange we granted the lender an additional 3,180,000 (post split) warrants, reduced the exercise price from $0.10 to $0.06 per share. We also agreed to pay additional fees of $680,000 and give the lender convertibility of the principal portion of the debt. We determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction we recognized a loss of $2,256,072. The value of the beneficial conversion feature was recorded at its intrinsic value. The additional warrants were computed using the Black Scholes method assuming a 4.8% risk free interest rate, a life of 0.32 years, and a volatility rate of 92.29%.

On June 27, 2007 we received an additional extension of our credit facility and an extension of the maturity date from February to December 31, 2007 in conjunction with a plan to convert all of the existing debt to equity, as discussed in Note 1. In exchange we granted the lender an additional 14,160,000 warrants, reduced the exercise price from $0.06 to $0.04 per share. We also agreed to pay additional fees of $3,370,000. We determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction, we recognized a loss of $ 15,182,000. The additional warrants were computed using the Black Scholes method assuming a 4.8% risk free interest rate, a life of 9.16 years, and a volatility rate of 160.39%.  At the same time we eliminated our derivative warrant liability as described in EITF 00-19. As the maturity date was short and within our fiscal year, we deemed that the additional fees were part of the extinguishment and included them as part of the loss as noted above.

As the conversion of debt to equity was pending, October 3, 2007, and within our fiscal year, we deemed that the additional fees were part of the extinguishment and included them as part of the loss. The facility fee of $500,000 was immediately converted to 5,000,000 shares of preferred stock.

The table below details the specific components of both the February 14, 2006 and the June 7, 2007 extinguishments and shows the computation of the loss on extinguishment of debt:

Loss on extinguishment of Debt due to modification of Debt
At February 14, 2006	Pre-Modification	Post Modification	Difference

Note Payable	$3,000,000	$3,000,000	$-
Exit Fee Payable	900,000	1,560,000	660,000
Facility Fee Payable	60,000	80,000	20,000
Other Loan Fees Payable	75,000	75,000	-
New Warrants	-	1,093,036	1,093,036
Beneficial Conversion feature	-	483,036	483,036
Total	$4,035,000	$6,291,072	$2,256,072

At June 7, 2007	Pre-Modification	Post Modification	Difference

Note Payable	$10,635,000	$10,635,000	$-
Exit Fee Payable	1,560,000	4,160,000	2,600,000
Facility Fee Payable	80,000	500,000	420,000
Other Loan Fees Payable	75,000	425,000	350,000
New Warrants	-	4,421,217	4,421,217
Beneficial Conversion feature	-	7,391,217	7,391,217
Total	$12,350,000	$27,532,434	$15,182,434

4. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories consist of the following (in thousands):

December 31, 2007

Raw Materials	$356
Work-In-Process	23
Finished Goods	23
$402

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market. We had allowances for excess and obsolete inventory of approximately $615,000 at December 31, 2007. Moreover, as of December 31, 2007, we have approximately $50,000 in inventories located in foreign countries, which were held by the local distributors.

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

Property and equipment consist of the following (in thousands):
December 31, 2007

Equipment	$2,230
Leasehold improvements	270
$2,500
Less accumulated depreciation and amortization	(2,138)
$362

Idle Equipment	$1,290
Less accumulated depreciation and amortization	(1,290)
$0

Equipment includes property and equipment financed under capital leases, which amounts to approximately $78,000 at December 31, 2007. Accumulated amortization related to the leased assets was $53,000. We had fully depreciated its idle equipment as of December 31, 2007.

6. Payable - Related Party

On December 17, 2007, We consummated a transaction whereby we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale by us to the Investors of (i) a total of 18,000,000 shares of our Common Stock in the aggregate principal amount of $9,000,000  (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2,700,000 shares of our Common Stock at an exercise price of $0.55.

APIX acted as placement agent for the transaction.  APIX is owned by Robert Cheney who is the Chief Executive Officer and a Director of the Company. In consideration for the services provided, we have entered into a Funding Agreement with APIX whereby we agreed to: (i) pay a placement fee of 5% of gross proceeds, payable in our common shares issued at $0.50 per share; (ii) grant two million warrants to purchase shares of our Common Stock for a period of five years at an exercise price of $0.55; and (iii) reimburse APIX’s expenses totaling $75,000.  Subsequently the Funding Agreement was amended by us and APIX in which APIX waived its 5% common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, the Company agrees to pay to APIX the amount of shortfall on or before December 18, 2008.  The other terms of the Funding Agreement remain the same.  As a result, we had $175,000 in loan payable at December 31, 2007.

7. Short Term Investment

The company had a certificate of deposit with Bank of America with a four-month maturity in the amount of $2,008,000 at December 31, 2007.

8. Commitments and Contingencies

Commitments

We lease facilities under an operating lease, which has been extended through May 2010. We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases

2008	$265	$26
2009	272	7
2010	115	-
Total Minimum Lease Payments	$652	$33

less: amounts representing interest	N/A	(2)

Present Value of net minimum lease payments	$652	$31

Rent expense was approximately $265,000 in 2007 and $260,000 in 2006.

Contingencies

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Gabriel Vegh.  Mr. Vegh remains as a Director and his severance package has not been finalized. If the Company and Mr. Vegh do not agree on the terms of the severance package, we may face potential lawsuit arising from Mr. Vegh’s termination. On March 3, 2008, we received a letter from the law firm representing our former Chief Executive Officer and Acting Chief Financial Officer Mr. Vegh. Mr. Vegh claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims.  We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. We will defend ourselves vigorously against Mr. Vegh’s claims.

On October 31, 2007, we received a letter from the law firm representing our former Director of Operations, Mr. Larry Stevens. Mr. Stevens claimed for damages for wrongful termination in violation of public policy, breach of contract and related claims.  We determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. We will defend ourselves vigorously against Mr. Stevens’ claims.

In addition, we are subject to numerous risks and uncertainties because of the nature and status of our operations and could be subject to claims and legal actions arising in the ordinary course of business. We maintain insurance coverage for events in amounts that it deems appropriate. Our management believes that uninsured losses, if any, will not be materially adverse to our financial position or results of operations.

9. Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Japan. During the year ended December 31, 2006, revenues to our largest customer in Japan, comprised of 42% of our total net product sales.  No other single customer represented greater than 10% of net product sales in the years 2007 and 2006. Accounts receivable from this customer was $9,700 at the end of 2007. The total export sales represented 26% of net sales for the year ended December 31, 2007. Allowances for doubtful accounts were $77,000 and $14,000 as of December 31, 2007 and 2006, respectively. When necessary, estimated provisions for product returns are recorded. The geographic distribution of net sales was as follows (in thousands):

	Year Ended December 31,
	2007		2006
United States	$ 857	74%	$ 624	41%
Europe	363	31%	255	16%
Asia/Pacific	(78)	(6)%	650	42%
Others	15	1%	12	1%
Total Net Sales	$ 1,157	100%	$ 1,541	100%

During the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER products in Japan.  As a result, we had no sales in Japan during the first three quarters of 2007.  In addition, in compliance with the local import rules, the Japanese distributor returned a total of $85,000 of products during the second quarter of 2007. We understand that the reapplication process takes approximately twelve to eighteen months.  We are currently exploring our options with regard to selling the PATHFINDER product in Japan. Furthermore, we entered into a distribution agreement with a new Japanese distributor, to be our exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. The distributor, however, will not be able to start importing and selling our products until the reapplication process is complete.   During the reapplication process, we may have limited or no sales in Japan.  We anticipate resuming commercial sales in 2009.  However, there can be no assurance that it will be able to resume sales by that time.

Our diagnostic product group, namely the Pathfinder family of micro-catheter systems, accounted for 62% and 77% of net sales for the years ended December 31, 2007 and 2006, respectively.

We purchase certain key components of our products for which there are relatively few alternative sources of supply including the hydrophilic coating for certain of our micro-catheters, from sole or limited source supplies. Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of our products would limit our ability to manufacture its products and would have a material adverse effect on our business, financial condition and results of operations.

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business. From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000.  As of December 31, 2007, we had uninsured cash and a short term investment totaling $6,648,000 in two major banks – primarily in one large financial institution.

10. Stockholders’ Equity

We are authorized to have two classes of capital stock: Preferred Stock (Series A) and Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Series A Preferred Stock are required to vote as a single class with holders of Common Stock but are entitled to 2.8 votes for each share held and a liquidation preference of $0.10 per share.

Preferred stock

We are authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors can authorize the issuance of Preferred stock in one or more series without obtaining further stockholder approval. On June 7, 2007, we issued to APIX International Limited (“APIX”) 5,000,000 shares of its Series A Preferred Stock (the “Series A Preferred”) in payment of a facility fee of $500,000 in connection with the execution of a Loan Agreement between us and APIX on June 7, 2007.  Each share of Series A Preferred is convertible into 0.2 shares post-split of common stock at the option of the holder thereof.  The Series A Preferred may be called by us at any time at $0.10 per share.  Each share of Series A Preferred may be voted as a single class with the common stock on 2.8 votes per shares basis. There were 5,000,000 issued and outstanding at December 31, 2007. Series A Preferred stock has a liquidation preference of $0.10 per share, but there are no other dividend requirements.

The Series A Preferred was issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under.

Common Stock

We are authorized to issue 300,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. No dividends have been declared to date.

As described in Note 1, Effective June 30, 2007, our Board of Directors authorized a one-for-ten reverse stock split to be effective in June 30, 2007 to shareholders of record. Stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the change in par value of the shares arising from the reverse split. In addition, as a result of a restatement of previously issued financial statements, approximately $2,776,000 was the effect on additional paid-in capital at the beginning of the current period.

In August 2005 we obtained $3,000,000 in debt financing through the issuance of a secured note payable with detachable warrants. We issued warrants to purchase 3,000,000 shares of common stock at $1.00 per share post-split, which were valued at the issuance date at $3 million. As the warrants originally included a requirement for net cash settlement if we were unable to register the shares to be issued upon exercise of the warrants, these warrants were required to be recorded as a liability until such time as the registration requirements expired. We subsequently signed an amendment with the warrant holder, which resulted in the warrants not requiring any cash settlement in the event of a Nonregistration Event, as defined, and the elimination of the net cash settlement provision. In addition, certain penalty provisions were clarified to provide that the warrant holder would receive no liquidated damages in the event of a Nonregistration Event. Upon the elimination of the net cash settlement provision in February 2006, the fair value of the warrants was reclassified from other current liabilities to additional paid-in capital. As of December 31, 2007, there are no remaining warrants which have a net cash settlement provisions, accordingly all warrants are classified as a component of additional-paid-in capital in the accompanying balance sheet.

In April, 2006, we approved a stock issuance in the amount of 3,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $1,200 based on the fair value of the common stock issued was recorded in 2006.

In June, 2007, we approved a stock issuance in the amount of 29,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $2,900 based on the fair value of the common stock issued was recorded in 2007.

2007 Private Placement

On December 17, 2007, we completed a private placement whereby it sold 18,000,000 shares of  Common Stock (the “Shares”) and issued 2007 Private Placement warrants to purchase another 2,700,000 shares of Common Stock (the “ 2007 Private Placement Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $9,000,000 (the transaction is referred to herein as the “2007 Private Placement”). APIX, an entity wholly owned and controlled by the Company’s CEO acted as the placement and received a payment of $1,408,000. The 2007 Private Placement warrants have an exercise price of $0.55 per share and expire 5 years from the date of issuance. We had evaluated the appropriate classification of the warrants issued in accordance with EITF Issue No. 00-19 and FSP-019-02 and determined that the warrants did not have any net cash settlement provisions.

Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the insurance and delivery of the shares and warrants, the filling of a registration statement on Form SB-2 (the "Filling Date"). On January 29, 2008, all parties to the above mentioned private placement waived any registration rights and other rights under the Registration Rights Agreement, and any and all penalties that may be due as a result of the Registration Statement's not having been filed by the Filing Date.

Repurchase of Warrants

In October 2007, our board of directors authorized the purchase of warrants convertible into 20,340,000 shares of our common stock at an exercise price of $0.40. These warrants were repurchased and subsequently cancelled. We issued 29,129,817 shares of its common stock having a quoted fair value of $12,525,800 for the purchase of these warrants.

As of December 31, 2007, we had 116,316,311 outstanding shares of common stock, and there were options outstanding to purchase 5,988,496 shares of common stock.

11. Stock Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values. We use the Black-Scholes method to determine fair value of stock options granted.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. We used the weighted average remaining contractual life and the treasury notes with 9.75 years remaining life. The volatility was computed based on a look back period of two years and 10 years for 2007 and 2006 respectively. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

	2007	2006
Expected life (years)	7	4
Interest Rate	4.3%	4.6%
Volatility	188%	160%
Dividend Yield	0%	0%

For the years ended December 31, 2007 and 2006, the weighted average grant date fair value per option share was $0.44 and $0.64, respectively.

The total stock-based compensation expense under FAS 123R was approximately $488,000 and $390,000, for the years ended December 31, 2007 and 2006, respectively. This expense reduced our basic and diluted earnings per share by $0.02 and by $0.04 for the years ended December 31, 2007 and 2006, respectively.  Our unamortized stock compensation expense as of December 31, 2007 is $2,283,000.  The weighted average period over which we expect to recognize the unamortized stock compensation expense is 2.66 years.  We intend to amortize the costs ratably over three years.

2007 Stock Option Plan

On September 14, 2007, Our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase our shares to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase our Common Stock granted under the plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate. 30,000,000 shares of Common Stock were reserved for issuance over the term of the 2007 Stock Plan.

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

The following table summarizes activities under the 2007 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share			Weighted-Average Exercise Price
Balance as of 12/31/2006	-
Shares reserved in 2007	30,000,000
Options granted in 2007	(5,815,000)	5,815,000	$0.44	-	$0.55	$0.44
Balance as of 12/31/2007	24,185,000	5,815,000	$0.44	-	$0.55	$0.44

At December 31, 2007, 5,815,000 options were issued and outstanding under the 2007 Stock Plan. All options granted in 2007 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted in 2007 under the 2007 Stock Plan was $0.44 per share.

The following table summarizes information about stock options outstanding under the 2007 Stock Plan at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Shares Exercisable	Weighted Avg. Exercise Price
$ 0.44 - $0.45	5,495,000	9.7	$ 0.44	$ 303,750	$ 0.44
$ 0.50 - $0.55	320,000	9.9	$ 0.52	8,333	$ 0.50
	5,815,000	9.7	$ 0.44	$ 312,083	$ 0.44

As of December 31, 2007, vested options of 312,083 and non-vested options of 5,502,917 had an aggregate intrinsic value of approximately $22,000 and $385,000, respectively.

2003 Stock Option Plan

On April 17, 2003 our Board of Directors adopted the 2003 Stock Option Plan (the “Stock Plan”). The Stock Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase our Common Stock. Options granted under the Stock Plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate.

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

The following table summarizes activities under the 2003 Stock Option Plan:
	Options Outstanding
	Shares Available	Number of Shares	Exercise Price per Share			Weighted-Avg. Exercise Price
Balance as of 12/31/2005	536,853	283,147	$0.60	-	$12.40	$0.53
Options granted in 2006	(20,050)	20,050	$0.50	-	$2.50	$0.70
Options cancelled in 2006	95,019	(95,019)	$0.50	-	$10.40	$4.80
Balance as of 12/31/2006	611,822	208,178	$0.50	-	$12.40	$4.50
Options granted in 2007	(4,700)	4,700	$0.55	-	$0.60	$0.55
Options cancelled in 2007	131,453	(131,453)	$0.50	-	$10.40	$5.18
Balance as of 12/31/2007	738,575	81,425	$0.55	-	$12.40	$3.17

At December 31, 2007 and 2006, 81,425 and 208,178 options were outstanding and exercisable respectively under the 2003 Stock Plan. All options granted in 2007 and 2006 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted under the Stock Plan was $0.55 and $0.70 per share for 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding under the 2003 Stock Plan at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$0.55 - $ 2.50	57,450	8.0	$0.62	28,900	$0.64
$3.50 - $12.40	23,975	6.3	$9.29	22,624	$9.44
	81,425	7.5	$3.17	51,524	$4.50

As of December 31, 2007, outstanding stock options under the 2003 Stock Plan did not have any intrinsic value.

1993 Stock Option Plan

During 1993, our Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 765,069 (post-split) shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering of shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to us. Subsequent to our initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 plan expired on June 10, 2003, and no additional grants would be made under this plan.

The following table summarizes activities under the 1993 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price/Share			Weighted Avg. Exercise Price
Balance as of 12/31/2005	-	399,550	$3.40	-	$70.00	$12.00
Options granted in 2006	-	-	-	-	-	-
Options cancelled in 2006	-	(131,064)	$3.40	-	$70.00	$12.10
Balance as of 12/31/2006	-	268,486	$3.40	-	$52.50	$11.80
Options expired in 2007	(208,215)	-	-	-	-	-
Options cancelled in 2007	208,215	(208,215)	$3.40	-	$52.50	$12.01
Balance as of 12/31/2007	-	60,271	$3.40	-	$46.30	$11.24

At December 31, 2007 and 2006, 60,271 and 268,486 options were outstanding and exercisable respectively under the 1993 Stock Plan. There were no options granted in 2007 and in 2006.

The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan at December 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted-Average
Range of Exercise Prices	Number of shares Outstanding	Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Shares Exercisable	Weighted Avg. Exercise Price
$3.40 - $15.00	57,393	3.7	$ 10.36	$ 57,393	$ 10.36
$19.10 - $46.30	2,878	0.9	$ 28.74	$ 2,878	$ 28.74
	60,271	3.6	$ 11.24	$ 60,271	$ 11.24

As of December 31, 2007, outstanding stock options under the 1993 Stock Plan did not have any intrinsic value.

1997 Directors' Stock Option Plan

In March 1997, our Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 (post-split) shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company.

The following table summarizes activity under the 1997 Director’s Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share			Weighted-Average Exercise Price
Balance as of 12/31/2005	59,800	29,800	$ 1.00	-	$ 19.40	$ 5.10
Options granted in 2006	(34,000)	34,000	$ 0.30	-	$ 0.70	$ 0.60
Options cancelled in 2006	29,000	(29,000)	$ 1.00	-	$ 19.40	$ 5.00
Balance as of 12/31/2006	54,800	34,800	$ 0.30	-	$ 14.50	$ 0.90
Options granted in 2007	-	-	-	-	-	-
Options cancelled in 2007	3,000	(3,000)	$ 0.30	-	$ 0.50	$ 0.40
Balance as of 12/31/2007	57,800	31,800	$ 0.30	-	$ 14.50	$ 0.90

At December 31, 2007 and 2006, 31,800 and 34,800 options were outstanding and exercisable respectively under the 1997 Directors’ Stock Plan. No stock options were granted in 2007. Option shares granted in 2006 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted in 2006 under the Stock Plan was $0.60 per share.

The following table summarizes information about stock options outstanding under the 1997 Directors’ Stock Option Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price

$0.30 - $0.70	31,000	8.5	$0.66	28,000	$0.68
$8.40 - $14.50	800	4.9	$10.10	800	$10.10
	31,800	8.4	$0.90	28,800	$0.94

As of December 31, 2007, of the 28,800 vested options, 5,000 options had an aggregate intrinsic value of approximately $2,500 and the remaining vested and non-vested options had no intrinsic value.

1997 Employee Stock Purchase Plan

In March 1997, our Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and reserved 250,000 (post-split) shares of common stock for issuance. The purchase plan is intended to provide an opportunity for eligible employees of the Company and its designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of December 31, 2007, 235,368 shares of common stock have been issued under the purchase plan. In 2007 and 2006, a total of 31,335 and 53,713 shares were issued respectively under the plan.

We believe that under paragraph 12 of SFAS 123R a plan is not compensatory if among other things “any purchase discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering. A purchase discount of 5 % or less from the market price shall be considered to comply with this condition without further justification. A purchase discount greater than 5% that cannot be justified under this condition results in compensation cost for the entire amount of the discount.”

We do not believe that we are in a position to raise significant amount of capital through a public offering. Therefore, we looked at our recent cost of raising a ‘significant amount of capital’ as follows:

•	In October 2007 we raised approximately $27,702,000, through conversion of debt to equity. The cost as reported in form 10-KSB was $10,129,000, approximately 37%; and
•	In December 2007 we raised an additional $8,982,000, through a private placement. The cost of the placement was $1,408,000, or approximately 16%.

In both cases the cost exceeded the 15% discount given under the plan. The plan was therefore considered non-compensatory.  We understand that in accordance with footnote 115 to SFAS 123R, if an entity justifies a purchase discount in excess of 5%, we would be required to reassess that discount at least annually and no later than the first share purchase offer during the fiscal year.  If upon reassessment that discount is not deemed justifiable, subsequent grants using that discount would be compensatory.

Share-Based Compensation to Non-Employees

From time to time we grant options to Non-Employees to purchase common stock at a specific price with various vesting dates. The options are typically granted for services rendered and/or specific milestone met.

In April, 2006, we approved a stock issuance in the amount of 3,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $1,200 was recorded in 2006.

In June, 2007, we approved a stock issuance in the amount of 29,000 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $2,900 was recorded in 2007.

12. Related-Party Transactions

We have entered into employment agreements with several of our key employees. The agreements specify various employment-related matters, including confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits ranging from six months’ to thirty-six months’ salary in the event of termination without cause.

In December 1997, we entered into a $300,000 note receivable agreement with Phillip Radlick, a Director of the Company and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, our Board of Directors amended Mr. Radlick’s agreement to extend this loan until the first of (i) the date that Mr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Mr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Mr. Radlick granted us a security interest in his vested stock options. At December 16, 2005, Mr. Radlick informed us that he was unable to repay the loan. At December 31, 2005, the balance of the loan is approximately $357,085, including approximately $78,585 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2007. In the recently concluded round of financing on December 17, 2008,  APIX accepted for its services rendered all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Mr. Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, we agree to pay to APIX the amount of shortfall on or before December 18, 2008.
As previously disclosed, our former President and Chief Operating Officer, William K. Wheeler, has threatened to sue us for the recovery of $375,000 plus interest, which he has claimed that was owed under the terms of his amended executive agreement. He made a settlement proposal, which would extinguish his repayment obligation on the loan that he had received from us in June 2000 and May 2001, in the total principal amount of $192,500.

In December 2006, a settlement agreement was reached in principle, which we would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). The liability is accounted for in accordance with APB 21 as discussed in the footnote to the filing. The liability was recorded at the final date of the settlement. Until that date the exact terms had not been agreed to by both parties. We netted the notes receivable and payable in accordance with the underlying agreement that gave both parties the right of offset in accordance with FASB Technical Bulletin 88-2 which provides the specific requirements for liabilities and receivables to be offset. The technical bulletin has been superseded, but paragraph 4 of FIN 39 says that the guidance in the Technical Bulletin has been incorporated largely without change. In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,287 and $162,022, respectively. The net of these two values of $63,667 is the note payable balance as of December 31, 2007.

 In December 2007, APIX International Limited (“APIX”) acted as placement agent in a financing transaction in which we raised an aggregate of $9,000,000.  As part of the December 17, 2007 agreement, APIX waived its 5% common share placement fee. In consideration for the services provided, we agreed to compensate APIX as follows: (i) three million warrants to purchase shares of our common stock at an exercise price of $0.55; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, we agree to pay to APIX the amount of shortfall on or before December 18, 2008.  We have recognized this amount as liability.

13. Restatement of Financial Statements

We have restated our previously issued 2006 financial statements for matters related to the following previously reported items:
•
To properly reflect the accounting for convertible notes, the related debt derivative and warrants pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133. Specifically we believe that our accounting treatment for excess shares and warrant liability are appropriate for the following reasons:

•
At the inception of the loan for which the warrants were granted in 2005 included a mandatory registration rights provision, SFAS 133 (paragraphs 11 and 12), EITF Issue Nos. 00-19, 05-02, and 05-04 (view A), our management determined that under EITF Issue No. 00-19, the ability to register stock was deemed to be outside of our control and there was a possibility of cash penalties. Thus, in accordance with EITF 00-19, when the potential cash penalties could exist in registration rights arrangements, the estimated fair value of the warrants should be recorded as a liability.

•
As described in Note 2, we had an extinguishment of debt on February 14, 2006. Under the terms of the new debt we granted additional warrants to the lender, agreed to pay additional fees, and gave the lender convertibility of the principal as well as the accrued interest and fees which had been convertible since inception. In return, we did not require a penalty if the registration rights provision was violated, thereby giving the company “best efforts” and ‘control’ with respect to the warrants.

•
Given the terms of the modified notes which were now convertible secured notes Management determined that a Beneficial Conversion Feature (BCF) was present. A BCF was recorded by the Company as pursuant to EITF Issue No. 98-5 ("EITF 98-05"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27.

•
We also evaluated the embedded derivative, conversion feature, and the freestanding derivative, the Warrants, in regards to whether they should be recorded as a liability or equity. Our management reviewed the guidance provided by EITF Issue Nos.98-5, 00-19, 05-02, 05-04 and 00-27 and FSP, EITF 00-19-2, "Accounting for Registration Payment Arrangements."  FSP EITF No. 00-19-2 specified that companies that enter into agreements to register securities will be required to recognize a liability only if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated.

Furthermore, it clarified that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation.  Thus, a warrant classified as a liability under EITF 00-19 is determined under applicable generally accepted accounting principles to be equity without regard to the registration payment arrangement, and that it should be reclassified.  This is differed from EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

At February 14, 2006 we compared our authorized shares to the sum of the outstanding shares and all other share commitments. There were sufficient shares to meet all obligations including the warrant obligation.

 After review and consultation with its independent registered public accountants and its audit committee, our management determined to restate our historical financial statements for the year ended December 31, 2006 as result of the debt modification (accounted for as a debt extinguishment). Accordingly, we did not classify the warrants as a liability after the debt modification in February 2006, since they met the criteria for equity classification.

At February 14, 2006, there was no amount of liquidated damages payable or other provisions that would cause net cash settlement related to the warrants or conversion feature. Accordingly, the free-standing Warrants and the BCF, and embedded instrument, were classified as equity within “Additional-Paid-in-Capital”.

•	Recognize a debt extinguishment and the resulting loss as a result of debt modification. See detailed explanation is provided in Note 3.

•
 Recognize common shares in excess of shares authorized that are potentially subject to net cash settlement.  Specifically as noted above, we had previously treated the warrants as a liability, and revalued them quarterly.  On February 14, 2006, based on new debt terms and the provisions and clarifications of FSP –00-19-02, we reclassified the warrants as equity when it recorded the new debt.

Beginning in April 2006 and continuing through December 2006 and October 2007, APIX provided us with additional convertible debt financing.   These unsecured borrowings bear interest at 10% per annum and were due on demand.  In October 2007 we reached an agreement with APIX, pursuant to which all the outstanding convertible notes, related interest due, and all loan fees were converted into shares of common stock.

We previously evaluated the convertible notes issued during the period starting April 2006 through June 2007 in accordance with EITF Issue Nos. 00-19 and 05-02 and determined that they were conventional convertible debt instruments in which the APIX, the holder, could only realize the value of the conversion option by exercising the conversion right and receiving the entire proceeds in a fixed number of shares.  We could settle these 2006 convertible debentures in unregistered shares.  Alternatively, we could pay the equivalent amount of cash.

Since these 2006 convertible notes were due on demand, we determined that the best measure of “fair value” would be the market price of our common shares on each of the balance sheet dates. According, to EITF 00-19, the estimated fair value of the liability due to the lack of authorized shares was re-measured at each reporting date and on the date when the shareholders approved the reverse stock split, with the increase or decrease in fair value recorded as other expense or income in the statement of operations.

In October 2007, when we repurchased all of the warrants exercisable, we repaid the debt with unregistered common stock.

As noted above, when the financing was agreed to in February 2006, we had sufficient authorized shares to meet the existing requirements of convertibility as well as new warrants issued at that time and discussed above.

With the post March 31, 2006 additional convertible cash advances and accrued interest, the number of common shares issuable upon the conversion of these new financings, when combined with existing outstanding common shares, options, warrants and shares issuable upon the conversion of previously existing convertible notes payable and related interest and fees ("diluted shares"), exceeded the then-authorized common shares in April 2006. From June 30, 2006 through March 31, 2007 we recorded a quarterly liability for “excess shares” over authorized. By June 2007, as result of the shareholders approving a reverse stock split without a decrease in authorized shares, we had sufficient authorized shares to again meet its option and conversion commitments. At that date, we eliminated the excess share liability.

Therefore, as required by EITF 00-19, asset or liability classification of the conversion feature was required for these excess shares.

From April 2006 to June 2007, only a portion of our common shares issuable upon the conversion of these new 2006 convertible notes became subject to liability classification and their values were marked-to-market quarterly in accordance with EITF 00-19.

Effective June 30, 2007, our shareholders approved a reverse split of 1 share for every 10 previously held. As a result, there were sufficient shares to meet the outstanding warrant option and conversion commitments. At June 30, 2007, we reversed the excess share liability. The credit was applied to Additional Paid in Capital.

In the aggregate, there was no affect on total shareholder equity as a result of the above transactions.

The following table provides a detailed schedule in regards to the calculation of “excess” shares:

Excess Share Liability Computation
(shares, warrants, options and $ data is in thousands)

Period ending	Outstanding Shares	No. of Shares on debt conversion	Total Warrants Outstanding	Total Options Outstanding	Total Shares Needed	Authorized Shares	Excess Shares	FMV	Excess Share Value as of

March 31, 2006	101,665	92,040	81,169	6,374	281,248	300,000	(18,752)	$0.05	-

June 30, 2006	101,695	120,133	80,944	6,151	308,923	300,000	8,923	$0.09	$776

September 30, 2006	102,355	145,111	78,162	5,705	331,332	300,000	31,332	$0.05	$1,410

December 31, 2006	102,355	174,458	75,794	5,109	357,715	300,000	57,715	$0.05	$2,886

March 31, 2007	102,841	200,588	73,818	4,468	381,714	300,000	81,714	$0.13	$10,623

Loan financing History
($ and no. of shares in thousands)

Period ending	Principal	Accrued Interest	Loan Fees	Total Debt Outstanding	No. of Shares on debt conversion

March 31, 2006	$3,660	$147	$1,715	$5,522	92,040

June 30, 2006	$5,235	$258	$1,715	$7,208	120,133

September 30, 2006	$6,585	$407	$1,715	$8,707	145,111

December 31, 2006	$8,160	$592	$1,715	$10,467	174,458

March 31, 2007	$9,510	$810	$1,715	$12,035	200,588

Year ended December 31, 2006

The accompanying financial statements for year ended December 31, 2006 have been restated to reflect the corrections. The  net loss for 2006  increased by $2,618,000 as a result of these adjustments to the carrying value of convertible debentures, warrant liability and share liability which were not properly recorded in 2006.

The following is a summary of the restatements for the year ended December 31, 2006 (in thousands, except per share data):

Income tax effect of restatement	$0
Total increase in net loss	$2,618

The effect on the Company’s previously issued December 31, 2006 financial statements are summarized as follows (in thousands, except per share data):

Balance Sheet	As Reported	Change	Restated
Excess share liability	$-	$2,886	$2,886
Warrant liabilities	$3,044	$(3,044)	$-
Total current liabilities	$15,010	$(158)	$14,852
Total long-term liability	$84	$-	$84
Total liabilities	$15,094	$(158)	$14,936

Common stock	$118,418	$(118,316)	$102
Additional paid-in-capital	-	121,092	121,092
Accumulated deficit	(131,295)	(2,618)	(133,913)
Total stockholder's equity	$(12,877)	$158	$(12,719)

Total liabilities and stockholder's equity	$2,217	$-	$2,217

Statement of Operations year ended December 31, 2006	As Reported	Change	Restated
Operating loss	$(5,256)	$-	$(5,256)
Interest income (expense)	(3,896)	2,102	(1,794)
Other expense	(381)	(4,720)	(5,101)
Net loss	$(9,533)	$(2,618)	$(12,151)
Basic and diluted net loss per share	$(0.94)	$(0.25)	$(1.19)
Shares used in computing basic and diluted net loss per share	10,170		10,170

The restated Stockholder’s Equity for the year ended December 31, 2006 is as follows:

Statement of Stockholder's Equity Restated
(In thousands)

As of December 31, 2006	As Reported	Changes	As Restated

No. of Shares

Balance at December 31, 2005	10,162		10,162
Common stock issued under employee stock plans	70	-	70
Common stock issued to non employees	3	-	3
Balance at December 31, 2006	10,235	-	10,235

Common stock	$118,418	$(118,316)	$102

Paid-In-Capital

Balance at December 31, 2005	-	117,898	117,898
Common stock issued under employee stock plans	-	28	28
Expense for vesting of stock options granted to employees	-	390	390
Relative fair value of warrants and beneficial conversion features	-	2,776	2,776
Balance at December 31, 2006	$-	$121,092	$121,092

Total Common stock and paid-in-capital	$118,418	$2,776	$121,194

Accumulated Deficit

Balance at December 31, 2005	$(121,762)	$-	$(121,762)
Net Loss	(9,533)	(2,618)	(12,151)
Balance at December 31, 2006	$(131,295)	$(2,618)	$(133,913)

Total Stockholders' Equity	$(12,877)	$158	$(12,719)

13. Restatement of Financial Statements (continued)

Statement of Cash Flows for year ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES	As Reported	Changes	As Restated
Net loss	$(9,533)	$(2,618)	$(12,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	-	123
Non-cash stock-based compensation	391	-	391
Loss on excess shares over authorized	-	2,886	2,886
Loss on debt extinguishment	-	2,256	2,256
Non-cash expense relating to net change in cash settlement terms	-	520	520
Change in warrant liability	2,806	(4,006)	(1,200)
Gain on settlement	(35)	35	-
Excess and obsolete inventory	(18)	-	(18)
Write-off of interest income	26	(52)	(26)
Allowance for doubtful accounts	(12)	-	(12)
Accounts receivable	(138)	-	(138)
Inventories	81	-	81
Prepaid and other assets	396	-	396
Accounts payable, accrued compensation and other liabilities	102	17	119
Notes payable	70	(70)	-
Accrued fees	1,203	962	2,165
Net cash used in operating activities	$(4,538)	$(70)	$(4,608)

CASH FLOWS FROM INVESTING ACTIVITIES	$(112)	$-	$(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under capital leases and credit facilities	$(20)	$-	$(20)
Proceeds (payments) from related party	-	70	70
Net proceeds from loan financing	5,460	-	5,460
Net proceeds from sale of common stock	28	-	28
Net cash provided by financing activities	$5,468	$70	$5,538

Change in cash and cash equivalents	$818	$-	$818
Beginning cash and cash equivalents	124	-	124
Ending cash and cash equivalents	$942	$-	$942

 The net loss for year ended December 31, 2006 as originally reported was $9,533,000, as compared to the restated net loss of $12,151,000, an increase in loss of $2,618,000.  This increase in loss is related to the convertible debt, warrants, and common shares in excess of corporate authority through December 31, 2006. The details of which are as follows:

•	a charge arising from shares to settle convertible debt in excess of corporate authority of $2,886,000
•	The elimination of derivative share liability of $3,044,000 relating to the fair value of warrant liability
•	Loss on extinguishment of debt of $2,256,000
•	expenses due to change in fair value of to the debt derivatives of $520,000

 On the 2006 balance sheet, the restatement resulted in a decrease in liabilities and equity of $158,000 consisting of the following:

•	an decrease to the warrant liability from $3,044,000 to 0;
•	an increase to the net cash settlement of excess share liability from $0 to $2,886,000
•	a net increase in retained deficit of $2,618,000.
•	an increase in additional paid in capital of $2,776,000

 The basic and diluted loss per share increased $0.25 from $(0.94) to $(1.19).

The following is the summary of the restatements as of March 31, 2007 (unaudited)
(in thousands, except per share data):

Net change in fair value of warrant liability		$4,910
Accrual of excess shares liability		(7,737)
Total increase in net loss		$2,827

The following is the summary of ther restatements for the three month ending March 31, 2007 (unaudited) (in thousands):

Income tax effect of restatement		$-
Total increase in net loss		$2,827

The effect on the Company’s previously issued March 31, 2007 financial statements are summarized as follows:

Three months ended March 31, 2007 (unaudited) (in thousands):

Balance Sheet	As Reported	Change	Restated
Excess share liability	$-	$10,623	$10,623
Warrant liabilities	$7,954	$(7,954)	$-
Total current liabilites	$21,527	$2,669	$24,196

Total long-term liability	$79	$-	$79
Total liability	$21,606	$2,669	$24,275

Common stock	$118,503	$(118,401)	$102
Additional paid-in-capital	-	121,177	121,177
Accumulated deficit	(138,318)	(5,445)	(143,763)
Total stock holders' equity	$(19,815)	$(2,669)	$(22,484)
Total liabilities and shareholders' equity	$1,791	$-	$1,791

Statement of Operations three months ending March 31, 2007	As Reported	Change	Restated
Operating loss	$(1,892)	$-	$(1,892)
Interest expense	(220)	-	(220)
Other expense	(4,911)	4,910	(1)
Excess shares liability	-	(7,737)	(7,737)
Net loss	$(7,023)	$(2,827)	$(9,850)
Basic and diluted net loss per share	$(0.68)	$(0.28)	$(0.96)
Shares used in computing basic and diluted net loss per share	10,267		10,267

Statement of Cash Flows for three months ended March 31, 2007 (in thousands):

CASH FLOWS FROM OPERATING ACTIVITIES	As Reported	Change	Restated
Net loss	$(7,023)	$(2,827)	$(9,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	-	21
Non-cash stock-based compensation	66	-	66
Loss on excess shares over authorized	-	7,737	7,737
Derivative valuation	4,910	(4,910)	-
Excess and obsolete inventory	51	-	51
Accounts receivable	273	-	273
Inventories	(240)	-	(240)
Prepaid and other assets	74	-	74
Accounts payable and other liabilities	40	-	40
Loss on excess shares over authorized Accrued interest and fees	217	-	217
Net cash used in operating activities	$(1,611)	$-	$(1,611)

CASH FLOWS FROM INVESTING ACTIVITIES	$(24)	$-	$(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	$(5)	-	$(5)
Net proceeds from loan financing	1,350	-	1,350
Net proceeds from sale of common stock	19	-	19
Net cash provided by financing activities	$1,364	$-	$1,364

Change in cash and cash equivalents	$(271)	$-	$(271)
Beginning cash and cash equivalents	942	-	942
Ending cash and cash equivalents	$671	$-	$671

The net loss for the three months ended March 31, 2007 was originally $7,023,000 as compared to the restated  net loss of $9,850,000, an increase in loss of $2,827,000. This increase in loss is due to elimination of derivative share liability of $4,910,000 relating to the fair value of warrant liability, offset by a charge arising from shares to settle convertible debt in excess of corporate authority of $7,737,000.

The restated balance sheet as of March 31, 2007 resulted in a increase in liabilities of $2,669,000 due to the elimination of derivative liability relating to warrants of $7,954,000 offset by a charge arising from shares to settle convertible debt in excess of corporate authority of $10,623,000, offset by net increase in stockholders’deficit of $2,669,000.  The stockholder’s equity was previously adjusted in December 31, 2006 by an increase in additional paid-in-capital of $2,776,000 and by an increase in accumulated deficit of $2,618,000.

The basic and diluted loss per share increased by $0.28 from $(0.68) to $(0.96).

Three and six months ended June 30, 2007

Restatement of Financial Statements

The following is the summary of the restatements for the three months ended June 30, 2007(unaudited) (in thousands):

Net change in interest expense		$1,957
Loss on debt extinguishment		(15,182)
Other expenses		(7,454)
Total increase in net loss		$20,679

The following is a summary of the restatements for the three and six months ended June 30, 2007

Income tax effect of restatement	-
Total increase in net loss for 3 months ended June 30, 2007	$20,679
Total increase in net loss for 6 months ended June 30, 2007	$23,505

The effect on the Company’s previously issued June 30, 2007 financial statements are summarized as follows (in thousands):

Three months and six months ended June 30, 2007:

Balance Sheet as of June 30, 2007	As Reported	Change	Restated
Assets
Deferred expense	$1,746	$(1,746)	$-
Other current assets	$45	$71	$116
Total current assets	$2,681	$(1,675)	$1,006
Total assets	$3,010	$(1,675)	$1,335

Liabilities & Stockholders' Equity
Conversion features liability	$400	$(400)	$-
Total current liabilites	$18,240	$(400)	$17,840
Total long-term liability	$74	$-	$74
Total liability	$18,314	$(400)	$17,914

Common stock	$119,042	$(118,939)	$103
Preferred stock	5	-	5
Additional paid-in-capital	-	143,389	143,389
Accumulated deficit	(134,351)	(25,725)	(160,076)
Total stockholders' equity	(15,304)	(1,275)	(16,579)
Total liabilities and stockholders' equity	$3,010	$(1,675)	$1,335

Statement of Operations three months ended June 30, 2007 (in thousands, except per share data):	As Reported	Changes	As Restated
Operating loss	$(1,927)	$-	$(1,927)
Interest expense	(1,665)	1,957	292
Loss on debt extinguishment	-	(15,182)	(15,182)
Other expense	7,959	(7,454)	505
Net income (loss)	$4,367	$(20,679)	$(16,312)
Basic and diluted net loss per share	$0.42	$(2.01)	$(1.59)
Shares used in computing basic and diluted net loss per share	10,286		10,286

Statement of Operations six months ended June 30, 2007 (in thousands, except per share data):	As Reported	Changes	As Restated
Operating loss	$(3,819)	$-	$(3,819)
Interest expense	(1,886)	1,958	72
Loss on debt extinguishment	-	(15,182)	(15,182)
Other expense	3,048	(2,544)	504
Excess shares liability	-	(7,737)	(7,737)
Net loss	$(2,657)	$(23,505)	$(26,162)
Basic and diluted net loss per share	$(0.26)	$(2.29)	$(2.55)
Shares used in computing basic and diluted net loss per share	10,286		10,277

Statement of Cash Flows for six months ended June 30, 2007 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	As Reported	Changes	As Restated
Net loss	$(2,657)	$(23,505)	$(26,162)
Adjustements to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	49	-	49
Non-cash stock-based compensation	110	(3)	107
Non-cash interest expense (income)	280	(1,023)	(743)
Loss on excess shares over authorized	-	7,737	7,737
Loss on debt extinguishment	-	15,182	15,182
Non-cash change to warrant liability	(3,044)	3,044	-
Preferred shares issued for fees	-	500	500
Excess and obsolete inventory	142	-	142
Allowance for doubtful accounts	19	-	19
Accounts receivable	252	(38)	214
Inventories	(298)	-	(298)
Prepaid and other assets	113	(55)	58
Accounts payable, accrued compensation and other liabilitiies	(312)	39	(273)
Accrued interest and fees	1,594	1,010	2,604
Excess share liability	-	(2,886)	(2,886)
Net cash used in operating activities	$(3,752)	$2	$(3,750)

CASH FLOWS FROM INVESTING ACTIVITIES	$(27)	$-	$(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facilities	$(10)	$-	$(10)
Proceeds (payments) from related party	-	(2)	(2)
Net proceeds from loan financing	3,045	-	3,045
Net proceeds from sale of common stock	19	-	19
CASH FLOWS FROM FINANCING ACTIVITIES	$3,054	$(2)	$3,052

Change in cash and cash equivalents	$(725)	$-	$(725)
Beginning cash and cash equivalents	942	-	942
Ending cash and cash equivalents	$217	$-	$217

The net income for the three months ended June 30, 2007 was originally $4,367,000. The three months ended June 30, 2007 restated net loss is reported as $16,312,000, a decrease in net income of $20,679,000. This increase in loss is due to elimination of interest expense of $1,957,000 associated with the loan, offset by charges arising from the recognition of the extinguishment of debt treatment of $15,182,000 and elimination of derivative liability relating to warrants of $7,454,000.  The effect of the above adjustments and prior period adjustments of March 31, 2007 resulted in an  increase in net loss of  $23,505,000 from a loss of $2,567,000 to $26,162,000 for six months ending June 30, 2007.

The originally reported diluted net income per share for the three months ended June 30, 2007 of $0.42 is reduced by $2.01 to a net loss per share of $1.59. The basic and diluted net loss per share for the six months ended June 30, 2007 of $0.26 is increased by $2.29 to a net loss per share of $2.55.

The restated June 30, 2007 balance sheet resulted in a decrease in liabilities of $400,000, a reduction of the deferred charges of $1,746,000, (due to recognition of extinguishment of debt and elimination of derivative liability and increase in accumulated deficit of $25,725,000 due to income statement adjustments for periods ended June 30, 2007 and December 31, 2006.

Three and nine months ended September 30, 2007

The following is the summary of the restatements for the three months ended September 31, 2007(unaudited)(in thousands):

Net change in fair value of conversion liability	$(400)
Net adjustment to loss and paid in capital for debt extinguishment	400
Total	$-

Net change in interest expense	$(761)
Other expenses	$1,675
Total decrease in net loss for 3 months ended September 30, 2007	$914

The following is a summary of the restatements for the three and nine months ended September 30, 2007 (unaudited) (in thousands):

Income tax effect of restatement	$-
Total increase in net loss for the nine months ended September 30, 2007	$16,381

Restatement of Financial Statements

Three months and nine months ended September 30, 2007:

The effects on the Company's previously issued September 30, 2007 financial statements are summarized as follows (in thousands):

Balance Sheet	As Reported	Change	Restated
Conversion feature laibility	$400	$(400)	$-
Total current liabilites	$20,422	$(400)	$20,022
Total long-term liability	$68	$-	$68
Total liability	$20,490	$(400)	$20,090

Common stock	$125,567	$(125,557)	$10
Preferred stock	$5	$-	$5
Additional paid-in-capital	$-	$144,556	$144,556
Accumulated deficit	(144,326)	(18,599)	(162,925)
Total stockholders' equity	$(18,754)	$400	$(18,354)
Total liabilities and equity	$1,736	$-	$1,736

Statement of Operations three months ended September 30, 2007 (in thousands, except per share data):	As Reported	Change	Restated
Operating loss	$(1,459)	$-	$(1,459)
Interest expense	(2,314)	(761)	(3,075)
Other expense	9	1,675	1,684
Net loss	$(3,764)	$914	$(2,850)
Basic and diluted net loss per share	$(0.37)	$0.09	$(0.28)
Shares used in computing basic and diluted net loss per share	10,300		10,307

Statement of Operations nine months ended September 30, 2007 (in thousands, except per share data):	As Reported	Change	Restated
Operating loss	$(5,278)	$-	$(5,278)
Loss on debt restructuring	(760)	(14,422)	(15,182)
Excess shares liability	-	(7,737)	(7,737)
Interest expense	(9,651)	6,648	(3,003)
Other expense	3,058	(870)	2,188
Net loss	$(12,631)	$(16,381)	$(29,012)
Basic and diluted net loss per share	$(1.23)	$(1.59)	$(2.82)
Shares used in computing basic and diluted net loss per share	10,267		10,288

Statement of Cash Flows for nine months ended September 30, 2007 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES	As Reported	Change	Restated
Net loss	$(12,631)	$(16,381)	$(29,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	-	69
Non-cash stock-based compensation	145	-	145
Non-cash interest expense	6,213	(5,915)	298
Loss on debt extinguishment	-	15,182	15,182
Loss on excess shares over authorized	-	7,737	7,737
Loss on debt restructuring	760	(760)	-
Warrant liability valuation	(3,044)	3,044	-
Preferred shares issued for fees	-	500	500
Excess and obsolete inventory	129	-	129
Allowance for doubtful accounts	26	-	26
Accounts receivable	223	-	223
Inventories	(284)	-	(284)
Prepaid and other assets	(54)	-	(54)
Accounts payable, accrued compenssation and other liabilities	(128)	(17)	(145)
Excess share liability	-	(2,886)	(2,886)
Accrued interest and fees	3,473	(500)	2,973
Net cash used in operating activities	$(5,103)	$4	$(5,099)

CASH FLOWS FROM INVESTING ACTIVITIES	$(83)	$-	$(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	$(25)	$-	$(25)
Proceeds (payments) from related party	-	(4)	(4)
Net proceeds from loan financing	4,720	-	4,720
Net proceeds from sale of common stock	36	-	36
Net cash provided by financing activities	$4,731	$(4)	$4,727
Change in cash and cash equivalents	$(455)	$-	$(455)
Beginning cash and cash equivalents	942	$-	942
Ending cash and cash equivalents	$487	$-	$487

The net loss for the three months ended September 30, 2007 was originally $3,764,000. The three months ended September, 2007 restated net loss is reported as $2,850,000, a decrease in loss of $914,000.  This decrease in loss is due to the elimination of amortization of debt related fees.

The effect of the above adjustment and prior period restatement adjustments resulted in an increase in the net loss for the nine months ending September 30, 2007 by $16,381,000 from $12,631,000 to $29,012,000.

The restated balance sheet as of September 30, 2007 resulted in a decrease in liabilities of $400,000, resulting from elimination of the conversion liability originally recognized. The adjustment in Additional paid-in-capital and accumulated deficit are due to all prior period adjustments.

For the three months ended September 30, 2007, the basic and diluted loss per share increased by $0.09 from the originally reported loss per share of $0.37 to a restated loss per share of $0.28. For the nine months ended September 30, 2007, the basic and diluted loss per share increased by $1.59 from the originally reported loss per share of $1.23 to a restated loss per share of $2.82.

14. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

The components of the provision for income taxes are as follows (in thousands):

December 31,
	2007	2006
Current:	$-	$-
Federal	-	-
State	-	-

Deferred:	-	-
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$-	$-

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations as follows:

	December 31,
	2007	2006

Tax Benefit at expected federal rate	-34.0%	-34.0%
State, Net of Federal Benefit	-5.8%	-5.8%
Research and development credits	2.6%	-0.8%
Non-deductible derivative and other expense	24.0%	19.6%
Net operating loss net benefited	13.2%	21.1%
Other, net	0.0%	-0.1%

At December 31, 2007, we had federal and state net operating loss carry forwards of approximately $61,084,000 and $41,722,000, respectively.  The federal and state net operating loss carry forwards expire at various dates beginning in 2008 through 2027, if not utilized.

We also had federal and state research and development tax credit carry forwards of approximately $11,000 and $1,123,000, respectively. The federal research and development tax credits begin to expire in 2027. The state research and development tax credits carry forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of our deferred tax assets for federal and state income taxes as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carry forwards	$23,203	$42,523
Research credits carry forwards (federal and state)	752	1,836
Manufacturing investment credit carry forwards	78	78
Capitalized research and development	1,555	1,375
Other, net	1,203	532

Total deferred tax assets	$26,791	$46,344
Valuation Allowance for deferred tax assets	$(26,791)	$(46,344)
	-	-

As of December 31, 2007 and 2006, we had deferred tax assets of approximately $ 26,791,000 and $46,344,000, respectively.  Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The net valuation allowance decreased by approximately $19,553,000 and increased $641,000 during the years ended December 31, 2007 and 2006, respectively.  Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualified dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

On January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of the tax position if that position is more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We determined that there was no impact as a result of the adoption of FIN No. 48.

The implementation of FIN 48 did not have a material impact on our financial statements.  At January 1, 2007, we have not accrued an amount for tax liability from unrecognized tax benefits.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2007 are as follows:

Balance at January 1, 2007	$-

Increases related to current year tax positions	-
Expiration of the statute of limitations	-

Balance at December 31, 2007	$-

We do not believe the total amount of unrecognized benefit as of December 31, 2007 will increase or decrease significantly in the next twelve months.  Our Federal, California, Illinois and Wisconsin tax returns are subject to examination by the tax authorities.

15. License Rights

In May 1993, in exchange for an equity interest in us, Target Therapeutics, Inc. granted us an exclusive royalty-free worldwide license to use Target Therapeutics' technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutics’ technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutics’ technology. Under the License Agreement, we granted back to Target Therapeutics an exclusive royalty-free license to use technology developed through May 1996 in the fields of neurology, interventional neuro-radiology, interventional radiology, reproductive disorders and vascular prostheses (the "Target Field"). Such license will expire upon the expiration of the last of the patents relating to Target Therapeutics’ technology. Target Therapeutics granted us a non-exclusive, royalty-free license to use Target Therapeutics’ technology to make, use and sell or otherwise distribute our products for use within the cardiology field, provided our products represent a substantial improvement. A substantial improvement is any modification, improvement or enhancement by us of Target Therapeutics’ technology in a particular product that results in a material change in the function, purpose or application of such product. We believe that the incorporation of electrodes in our micro-catheter systems, together with other modifications, satisfies the substantial improvement requirements. As part of the same agreement, we granted to Target Therapeutics an exclusive, royalty-free license to use our technology to make, use and sell or otherwise distribute products within the Target Field.

In addition, we agreed not to conduct material research and development, acquire corporate entities or make or sell products in the Target Field, other than products utilizing Target Therapeutics' technology, for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart, without first notifying Target Therapeutics and negotiating a distribution agreement. We also agreed that we would not sell products utilizing Target Therapeutics' technology for use in diagnosis or treatment of diseases related to the production of electrical current in tissue located in areas of the body other than the heart without, if selling to a distributor, first notifying Target Therapeutics and offering it the right of first refusal with respect to the terms of the distribution, or if selling directly to the consumer, paying to Target Therapeutics an amount equal to 40% of the gross profit for such product.

16. Retirement Benefit Plan

We have a 401(k) plan (“the 401(k) Plan”) whereby eligible employees may contribute a percentage of eligible compensation but not greater than 60% of their earnings up to the maximum as required by law. Our contributions are discretionary. No such contributions have been made since inception of the 401(k) Plan.

17. Warrant Activity

During the year ended December 31, 2007, our board of directors approved the issuance of warrants to purchase an aggregate of 5,700,000 shares of our common stock at an exercise price of $0.55 per share. These shares are all vested upon issuance and expire in year 2012.

Included in the issuance of warrants to purchase 5,700,000 aggregate shares of our common stock is a warrant to purchase 3,000,000 shares that was issued to APIX, an entity wholly owned and controlled by our CEO and director under the terms of service agreements during fiscal 2007. Such issuance was accounted for under Financial Accounting Standards Board Statement No. 123R using the Black-Scholes option-pricing model (with the same assumptions as those used for the option), which resulted in the recording of $1,234,000 in compensation cost during the year ended December 31, 2007.

The following table summarizes warrant activities for years 2007 and 2006:

	Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share			Weighted-Average Exercise Price

Balance as of 12/31/2005	5,072,611	5,072,611	$1.00	-	$15.20	$3.70
Warrant Shares Granted in 2006	3,180,000	3,180,000			$0.60	$0.60
Warrant Shares Cancelled in 2006	(673,258)	(673,258)	$0.64	-	$15.20	$8.70
Warrant Shares Exercised in 2006	-	-	-		-	-
Balance as of 12/31/2006	7,579,353	7,579,353	$0.60	-	$14.00	$3.20
Warrant Shares Granted in 2007	19,860,000	19,860,000	$0.30		$0.55	$0.55
Warrant Shares Cancelled in 2007	(537,359)	(537,359)	$0.78	-	$13.40	$10.60
Warrant Shares Exercised in 2007	(20,340,000)	(20,340,000)			$0.40	$0.40
Balance as of 12/31/2007	6,561,994	6,561,994	$0.55	-	$14.00	$1.30

The following table summarizes information about warrants outstanding at December 31, 2007:

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrants Exercisable	Weighted-Average Exercise Price

$0.55 - $ 4.30	6,457,409	4.5	$1.00	$6,457,409	$1.00
$8.30 - $14.00	104,585	1.6	$9.30	$104,585	$9.30
	6,561,994	4.4	$1.30	$6,561,994	$1.30

18. Subsequent Event

On March 23, 2008, our Board of Directors approved a resolution appointing APIX International Limited (the “Agent”) to be our exclusive agent to arrange a best efforts private placement funding with qualified investors (the “Placees”) for a period of 90 days. The minimum placement is for 8,000,000 shares ($4,800,000) to a maximum of 16,000,000 shares ($9,600,000) at a price of $0.60 per share. The placement fee is waived but a warrant is issued entitling the Agent to purchase 1.5 Million our shares for a period of 5 years at an exercise price of $0.65 for placement of the initial 10 Million shares or less. For shares placed over and above this level the Agent shall receive an additional warrant on the same terms equal to 15% of the total additional shares placed.  The current plan is to obtain between $6 to $7 million. On May 8, 2008, we entered into a series of identical agreements with a number of accredited investors for the private sale of 8,474,992 shares of common stock at US$0.60 per share.  The total gross proceeds from the sale are expected to be $5,085,000.  In addition, we will issue to these investors warrants to purchase 1,271,247 shares of common stock at an exercise price of US$0.65 per share.

On March 23, 2008, our Board approved a resolution to change the provisions of the Preferred Shares to reflect the following:  APIX, at its sole discretion, can convert the five million Preferred Share into 10 million Common Shares (i.e., new common shares post common share consolidation).  APIX will be able to vote the Preferred Shares based on their economic interest in us (i.e. each Preferred Share carries the vote of two Common Shares). All other provisions, rights and responsibilities for either party per the term sheet, if any, are null and void. We will evaluate the appropriate classification of the changes to the Series A Preferred Stock issued in accordance with SFAS No. 150, EITF Issue Nos.98-05, 00-19 and 00-27, during the first quarter of 2008.