Form 10-Q
period 2008-06-30
CARDIMA INC
filed 2008-08-14
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 124,864,958 shares of the registrant's common stock, par value $0.001, issued and outstanding as of July 31, 2008.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

Description

PART II.  Other Information

Description
		Page

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Signatures		25

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARDIMA, INC.
BALANCE SHEETS
(In thousands, except shares and per share amounts)

ASSETS	June 30, 2008	December 31, 2007
Current assets:	(Unaudited)	(Note 2)

Cash	$5,667	$4,811
Accounts receivable, net of allowances for doubtful accounts of $132 and $77, respectively	199	183
Short term investment	50	2,008
Inventories	852	402
Prepaid expenses	563	46
Other current assets	47	131
Total current assets	7,378	7,581

Property and equipment, net	692	362
Other assets	61	61
TOTAL ASSETS	$8,131	$8,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$515	$443
Accrued liabilities	970	911
Loans payable	11	10
Capital leases - current portion	28	24
Notes payable to related-party - current portion	100	175
Total current liabilities	1,624	1,563

Capital leases - net of current portion	31	7
Notes payable to related-party - net of current portion	48	53

TOTAL LIABILITIES	1,703	1,623

Shareholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 5,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 124,864,958 and 116,316,311 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	125	116
Additional paid-in-capital	188,867	182,324
Accumulated deficit	(183,064)	(176,559)
Total Shareholders' Equity	6,428	6,381
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,131	$8,004

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(unaudited)
	Three Months Ended June 30,
	2008	2007

Net sales	$280	$260
Cost of goods sold	860	531
Gross deficiency	(580)	(271)

Operating expenses:
Research and development	1,128	792
Selling, general and administrative	2,498	864
Total operating expenses	3,626	1,656

Operating loss	(4,206)	(1,927)

Interest income	21	292
Other income / (expense)	(3)	505
Loss on debt extinguishment	-	(15,182)
Total pre-tax profit/(loss)	18	(14,385)
Income tax	1	-
Net loss	$(4,189)	$(16,312)

Basic and diluted net loss per share	$(0.03)	$(1.59)

Shares used in computing basic and diluted net loss per share	121,419	10,286

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Net sales	$697	$579
Cost of goods sold	1,297	955
Gross deficiency	(600)	(376)

Operating expenses:
Research and development	2,111	1,695
Selling, general and administrative	3,871	1,748
Total operating expenses	5,982	3,443

Operating loss	(6,582)	(3,819)

Interest income	84	72
Other income / (expense)	(6)	504
Excess shares liability	-	(7,737)
Loss on debt extinguishment	-	(15,182)
Total pre-tax profit/(loss)	78	(22,343)
Income tax	1	-
Net loss	$(6,505)	$(26,162)

Basic and diluted net loss per share	$(0.05)	$(2.55)

Shares used in computing basic and diluted net loss per share	118,892	10,277

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,505)	$(26,162)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	67	49
Non-cash stock-based compensation	567	107
Non-cash compensation	868	-
Non-cash interest expense (income)	-	(743)
Disposal of assets	2	-
Loss on excess shares over authorized	-	7,737
Loss on debt extinguishment	-	15,182
Preferred shares issued for fees	-	500
Excess and obsolete inventory	-	142
Allowance for doubtful accounts	54	19
Changes in operating assets and liabilities:
Accounts receivable	(70)	214
Inventories	(450)	(298)
Prepaid and other assets	(433)	58
Accounts payable, accrued compensation and other liabilities	128	(273)
Accrued interest and fees	-	2,604
Excess share liability	-	(2,886)
Net cash used in operating activities	(5,772)	(3,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investment	1,958	-
Purchase of property and equipment	(376)	(27)
Net cash provided by/(used in) investing activities	1,582	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	8	(10)
Expense reimbursement	(75)	-
Payment to related party	(4)	(2)
Net proceeds from loan financing	-	3,045
Net proceeds from sale of common stock	5,117	19
Net cash provided by financing activities	5,046	3,052

Change in cash and cash equivalents	856	(725)
Beginning cash and cash equivalents	4,811	942
Ending cash and equivalents	$5,667	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$-
Cash paid for interest	$14	$11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment aquired under capital lease arrangements	$45	-
Issuance of preferred stock to pay for accrued fees	$-	$500
Warrants issued for loan financing	$1,603	$-

See accompanying notes to these condensed financial statements

CARDIMA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
 (Unaudited)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardima, Inc., (“we”, “us”, “our”) was incorporated in the State of Delaware on November 12, 1992. We design, develop, manufacture and market minimally invasive, single-use, micro-catheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. We have developed the PATHFINDER®, TRACER® and VUEPORT® Series of diagnostic catheters, the NAVIPORT® Series of guiding catheters, the REVELATION® Series of ablation catheters, the Surgical Ablation System with its series of ablation probes, and the INTELLITEMP® Energy Management Device Series for RF (radiofrequency) energy management. These devices are CE marked and/or received United States FDA 510(k) clearance.  The REVELATION Series of ablation catheters with the INTELLITEMP EP Energy Management Device was developed and marketed for the treatment of atrial fibrillation (AF) with CE mark approval in Europe; it is not yet commercially approved in the United States. We have licensed our micro-catheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system from Target Therapeutics. We sell our products worldwide through both direct sales and distribution channels, with a substantial portion of its sales to international customers.

2.	BASIS OF PRESENTATION - INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in our annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed on our annual report on Form-10KSB/A with the SEC. While we believe the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we have obtained additional equity financing in December 2007 and May 2008, our viability as a going concern is dependent upon our ability to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. However, historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  We obtained $5 million in additional capital through an equity offering in May 2008.

To address the going concern issue, we implemented financial and operational plans to improve operating efficiencies, reduce overhead and reduce and eliminate cash losses, and position ourselves for future profitable operations. We are reducing our general and administrative expenses by streamlining our executive and administrative support team.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

Effective January 1, 2008, we implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on our financial statements. We are evaluating the impact, if any, that adopting FAS 157 will have on its non-financial assets and liabilities.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  We did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial position.

Except as noted above, there have been no significant changes in our significant accounting policies during the six months ended June 30, 2008, compared to what was previously disclosed in our Annual Report on 10-KSB/A for the year ended December 31, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, the allowance for doubtful accounts inventory reserves, and valuation allowance for deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on its business, financial condition, and results of operations.

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2008 and 2007, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

STOCK-BASED COMPENSATION

Since January 1, 2006, we follow Statement of Financial Accounting Standard 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Also, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). We adopted SFAS 123(R) using the modified prospective transition method.

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations for 2008 and 2007 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense for the share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2008 and 2007, no excess tax benefits were generated.

Our determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by our stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

STOCK WARRANTS ISSUED TO THIRD PARTIES

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in 2008 or 2007.

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	June 30,
	2008	2007

Warrants	9,333,241	20,945,493
Stock Options	7,059,005	446,063
Preferred Shares	1,000,000	-
Total Warrants, Options and Preferred Shares	17,392,246	21,391,556

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 141(R), “Applying the Acquisition Method.” FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model. The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

5.	LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and next generation  products. The Company has had recurring losses and expects to report operating losses for fiscal 2008. For the three and six months ended June 30, 2008, we reported net loss of $4.2 million and  $6.5 million, respectively, and cash used in operations amounted to $5.8 million for the six months ended June 30, 2008. The Company believes that cash flow from operations, together with debt and equity financings  from its existing shareholders and other third parties, if necessary, will be sufficient to fund the anticipated operations through December 2008. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

Additionally, we have taken action to reduce operating costs and have established plans to increase the sales of our products and services. We intend to seek financing to provide funds needed to increase liquidity, fund growth in revenues and to implement our business plan. We intend to secure additional working capital through debt or equity financings. Any additional equity financing could dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to operate our business and fund our operations could be materially and adversely affected. No assurance can be given that we will be able to raise any additional capital.

6.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Raw Materials	$506	$356
Work-In-Process	24	23
Finished Goods	322	23
	$852	$402

Inventories are reduced for excess and obsolete inventories. These write-downs are based on our review of inventories on hand on a quarterly basis, compared to our assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual conditions for future demand are less favorable than those projected by us or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped.

7.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.  Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $39,000 and $67,000 for the three and six months ended June 30, 2008, respectively, as compared to $21,000 and $49,000 for the same periods in 2007, respectively.

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Equipment	$2,542	$2,230
Leasehold improvements	316	270
	2,858	2,500
Less accumulated depreciation and amortization	(2,166)	(2,138)
Property and equipment, net	$692	$362

Idle equipment	$1,290	$1,290
Less accumulated depreciation and amortization	(1,290)	(1,290)
Idle equipment, net	$-	$-

8.	RECENT FINANCING

In May 2008, the Company entered into a Subscription Agreement for the purchase of Securities (the “ Subscription Agreement”) with various accredited investors pursuant to which the Company sold in a private placement to these accredited investors (a) 8,474,992 shares of the Company’s Common Stock, par value $0.001 per share, and (b) warrants to purchase, in aggregate, up to 1,272,247 shares of the Company’s common stock, par value $0.001 at an exercise price of $0.65 per share, for an aggregate purchase price of approximately $5.1 million.

9.	RELATED PARTY TRANSACTIONS – APIX International Ltd.

In relation to the financing referred to May 2008 private placement transaction described in Note 8, APIX International Ltd. (“APIX”) acted as placement agent for the transaction. APIX is owned by Robert Cheney, who is also our Chief Executive Office and a Director. In consideration for the services provided, we have entered into an agreement with APIX whereby we agreed to: (i) grant 1,500,000 warrants to purchase shares of our Common Stock for a period of five years at an exercise price of $0.60, having a fair value of $868,000 calculated based on the Black-Scholes Option pricing model; and (ii) pay APIX an aggregate of $80,000.

10.	NOTE PAYABLE TO RELATED PARTIES

In December 2006, a settlement agreement was reached in principle, which we would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). The liability is accounted for in accordance with APB 21 as discussed in the footnote to the filing. The liability was recorded at the final date of the settlement. Until that date the exact terms had not been agreed to by both parties. We had netted the notes receivable and payable in accordance with the underlying agreement that gave both parties the right of offset in accordance with FASB Technical Bulletin 88-2 which provides the specific requirements for liabilities and receivables to be offset. The technical bulletin has been superseded, but paragraph 4 of FIN 39 says that the guidance in the Technical Bulletin has been incorporated largely without change. In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $193,000 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,000 and $162,000, respectively. The net note payable balance amounted to $59,000 as of June 30, 2008.

In December 1997, we entered into a $300,000 note receivable agreement with Phillip Radlick, a Director, and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, our Board of Directors amended Mr. Radlick’s agreement to extend this loan until the first of (i) the date that Mr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Mr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Mr. Radlick granted us a security interest in his vested stock options. At December 16, 2005, Mr. Radlick informed us that he was unable to repay the loan. At December 31, 2005, the balance of the loan is approximately $357,000, including approximately $79,000 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance is fully reserved as of the end of December 31, 2007. In the recently concluded round of financing on December 17, 2007,  APIX, accepted for its services rendered all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Mr. Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, we agree to pay to APIX the amount of shortfall on or before December 18, 2008. As a result, we had $175,000 in loan payable at June 30, 2008.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease facilities under an operating lease, which has been extended through May 2010.  We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at June 30, 2008 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2008	$265	$16
2009	272	25
2010	115	18
2011	-	8
Total minimum lease payments	652	67
Less amounts representing interest	-	8
Present value of net minimum lease payments	$652	$59

Contingencies

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Gabriel Vegh.  Mr. Vegh remains as a Director and his severance package has not been finalized. If we and Mr. Vegh do not agree on the terms of the severance package, we may face potential lawsuit arising from Mr. Vegh’s termination. On March 3, 2008, we received a letter from the law firm representing our former Chief Executive Officer and Acting Chief Financial Officer Mr. Gabriel Vegh. Mr. Vegh claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims.  We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. We will defend ourselves vigorously against Mr. Vegh’s claims.

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

In addition, we are subject to numerous risks and uncertainties because of the nature and status of our operations and could be subject to claims and legal actions arising in the ordinary course of business. We maintains insurance coverage for events in amounts that we deems appropriate. We believe that uninsured losses, if any, will not be materially adverse to our financial position or results of operations.

12.	INCOME TAXES

Historically, we have incurred net operating losses, or NOLs. Because of this history of net operating losses, we do not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, we have recorded a valuation allowance for the full amount of its net deferred tax assets.  We will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

We have considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

13.	CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
United States	$196	70%	$225	87%	$462	66%	$475	82%
Europe	84	30%	120	46%	234	34%	188	32%
Asia/Pacific	-	0%	(85)	-33%	1	0%	(85)	-15%
Others	-	0%	-	0%	-	0%	1	0%
Total Net Sales	$280	100%	$260	100%	$697	100%	$579	100%

 During the first quarter of 2007, our Japanese distributor notified us of their failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan.  As a result, we had no sales in Japan in 2007 and in the first six months of 2008.  We understand that the reapplication process takes approximately twelve to eighteen months.

Our diagnostic product group, namely the Pathfinder family of micro-catheter systems, accounted for 67% and 65% of net sales for the six months ended June 30, 2008 and 2007, respectively.

We purchase certain key components of our products for which there are relatively few alternative sources of supply including the hydrophilic coating for certain of its micro-catheters, from sole or limited source supplies. Establishing additional or replacement suppliers for any of the numerous components used in our products, if required, may not be accomplished quickly and could involve significant additional costs.  Any supply interruption from vendors or failure of our products would limit our ability to manufacture our products and would have a material adverse effect on our business, financial condition and results of operations.

14.	CASH AND CASH EQUIVALENTS

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  From time to time, the balances with these deposit accounts may exceed the federally insured maximum limit, $100,000.  As of June 30, 2008, we had cash and cash equivalents of approximately of $5.7 million in excess of federally insured limits.

15.	STOCK-BASED COMPENSATION

2007 Stock Option Plan

On September 14, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock granted under the plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate. 30,000,000 shares of Common Stock were reserved for issuance over the term of the 2007 Stock Plan.

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

2003 Stock Option Plan

On April 17, 2003, our Board of Directors adopted the 2003 Stock Option Plan (the “Stock Plan”). The Stock Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase Common Stock of the Company. Options granted under the Stock Plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate.

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

The weighted average fair value of options at the grant date during the second quarter of 2008 and 2007 was $1.28 and $0.59, respectively. The fair value of each option is estimated on the grant of date using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted during the six months ended June 30, 2008:

	Six months ended June 30,
	2008	2007
Dividend yield	0.0%	0.0%
Annual risk free rate of return	4.05%	4.49%
Expected volatility	163%	160%
Expected term (years)	7	7

In estimating the expected term, we considered our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. We based our determination of expected volatility on our historical stock price volatility over the expected term.

The compensation cost related to stock based compensation that has been reported in general and administrative expense  in the statements of operations for the three and six months ended June 30, 2008 was $321,000, $567,000, respectively, compared to $66,000 and $107,000 respectively, for the same period in 2007. For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of June 30, 2008, there was $2.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.6 years.  There were approximately 27,000 options that became vested during the six months ended June 30, 2008.

Since we have a full valuation allowance for our deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Options Available for Grant	Outstanding Options	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2007	24,185,000	5,815,000	$0.44	$384,000
	Granted	1,090,000	1,090,000	0.50	130,800
	Exercised	-	-	-	-
	Cancelled/expired	150,000	(150,000)	0.47	(23,100)
	Outstanding March 31, 2008	23,245,000	6,755,000	0.45	1,154,400
	Granted	925,000	925,000	$0.86	1,147,600
	Exercised	-	-	-	-
	Cancelled/expired	775,000	(775,000)	0.47	(1,260,900)
	Outstanding June 30, 2008	23,095,000	6,905,000	$0.50	$11,014,275

2003	Outstanding December 31, 2007	738,575	81,425	$3.17	-
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	1,813	(1,813)	0.95	-
	Outstanding March 31, 2008	740,388	79,612	3.22	-
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	6,250	(6,250)	0.57	(9,547)
	Outstanding June 30, 2008	746,638	73,362	$3.45	$73,481

1993	Outstanding December 31, 2007	-	60,271	$11.24	$-
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	-	-	-
	Outstanding March 31, 2008	-	60,271	11.24	-
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	(28)	46.30	-
	Outstanding June 30, 2008	-	60,243	$11.23	$-

1997 Director's Plan	Outstanding December 31, 2007	57,800	31,800	$0.90	$160
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	-	-	-
	Outstanding March 31, 2008	57,800	31,800	0.90	460
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	11,400	(11,400)	0.67	(16,260)
	Outstanding June 30, 2008	69,200	20,400	$1.03	$28,240

During the three months ended June 30, 2008, there were no exercises of options by employees.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2008:

	Options Outstanding				Options Exercisable
Option Plan	Range of exercise prices	As of June 30, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of June 30, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price
2007	$0.39-$0.45	5,145,000	9.02	$0.44	324,583	9.25	$0.44
	$0.48-$0.55	740,000	9.53	0.51	25,000	9.26	0.50
	$0.60-$1.85	1,020,000	9.88	0.84	-	-	-
	Total	6,905,000	9.20	$0.50	349,583	9.25	$0.44

2003	$0.55-$2.50	49,387	7.40	$0.62	33,240	7.38	$0.62
	$3.50-$12.40	23,975	5.77	9.29	23,623	5.75	9.37
	Total	73,362	8.70	$3.45	56,863	6.71	$4.26

1993	$3.40-$15.00	57,393	3.20	$10.37	57,393	3.2	$10.37
	$19.10-$32.50	2,850	0.46	28.56	2,850	0.46	28.56
	Total	60,243	3.07	$11.23	60,243	3.07	$11.23

1997 Director's Plan	$0.50-$.70	19,600	7.98	$0.66	17,600	8.02	$0.68
	$8.40-$14.50	800	4.42	10.10	800	4.42	10.1
	Total	20,400	7.84	$1.03	18,400	7.87	$1.09

Non-employee Compensation

From time to time we grant options to non-employees to purchase common stock at a specific price with various vesting dates. The options are typically granted for services rendered and/or specific milestone met. During the first six months of 2008, we granted 895,000 options to purchase shares of our common stock to non-employees and recorded an expense of $146,000.  During 2007, we approved a stock issuance in the amount of 29,000 (post-split) shares of common stock to a third party for its services. A non-cash stock compensation expense of $3,000 was recorded in 2007.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan, as amended, and reserved 250,000 shares of common stock for issuance. The purchase plan is intended to provide an opportunity for eligible employees and our designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. As of June 30, 2008, 73,655 shares of common stock have been issued under the purchase plan.

We believe that under SFAS 123R (Paragraph 12) a plan is not compensatory if among other things “any purchase discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering. A purchase discount of 5% or less from the market price shall be considered to comply with this condition without further justification. A purchase discount greater than 5% that cannot be justified under this condition results in compensation cost for the entire amount of the discount.” Additionally, we do not believe that in 2007 we are in a position to raise significant amount of capital through a public offering. Based on our recent cost of raising equity capital, we incurred costs of 37% and 16%. In both cases the cost exceeded the 15% discount given under this plan. The plan was therefore considered non-compensatory.   We understand that in accordance with footnote 115 to SFAS 123R, if an entity justifies a purchase discount in excess of 5 percent, it would be required to reassess that discount at least annually and no later than the first share purchase offer during the fiscal year.   If upon reassessment that discount is not deemed justifiable, subsequent grants using that discount would be compensatory.

16.	WARRANTS

In May 2008, we consummated a transaction whereby we entered into a series of Subscription Agreements with certain accredited investors (collectively, the “Investors”) providing for the sale by us to the Investors of (i) a total of 8,474,992 shares of our Common Stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 for the aggregate principal amount of $5.1 million.

APIX acted as placement agent for the transaction. In consideration for the services provided, we have entered into a Funding Agreement with APIX whereby we agreed to: (i) grant 1.5 million warrants to purchase shares of our Common Stock for a period of five years at an exercise price of $0.60; and (ii) reimburse APIX’s expenses totaling $80,000.

The warrants issued were accounted for under Financial Accounting Standards Board Statement No. 123R, using the Black-Scholes option-pricing model (with similar assumptions as those used for the option), which resulted in the recording of $868,000 in compensation cost in the three months ended June 30, 2008.

The following table summarizes warrants for the years 2007 and 2008:

	Outstanding Warrants
	Number of Warrant Shares	Exercise Price/ Warrant Share	Weighted Avg. Exercise Price
Balance as of 12/31/2006	7,579,353	$0.60 - $14.00	$3.20

Granted in 2007	19,860,000	$0.30 - $0.55	$0.55
Canceled in 2007	(537,359)	$0.78 - $13.40	$10.60
Exercised in 2007	(20,340,000)	$0.40	$0.40
Balance as of 12/31/2007	6,561,994	$0.55 - $12.38	$1.30

Granted in 2008	2,771,247	$0.65	$0.65
Canceled in 2008	-	-	$-
Exercised in 2008	-	-	$-
Balance as of 6/30/2008	9,333,241	$0.55 - $12.38	$0.98

The following table summarizes information about warrants outstanding at June 30, 2008:

Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Avg. Remaining Contractual Life (Yrs.)	Weighted Avg. Exercise Price
$4.30 - $12.38	861,994	1.4	$4.86
$0.55	5,700,000	4.5	$0.55
$0.65	2,771,247	5.0	$0.65
	9,333,241

No warrants were exercised during the three months end June 30, 2008 and 2007.

17.	PREFERRED SHARES

On August 14, 2008, we signed a letter agreement with APIX that clarifies the terms of the Series A Preferred Stock issued to APIX as originally understood by the parties, as follows:

APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 10,000,000 shares of our common stock, subject to adjustment in the event of a stock split and other similar events affecting the number of issued and outstanding common stock.  Therefore, as a result, of the ten for one reverse stock that was effectuated on July 31, 2007, the Series A Preferred is currently convertible into 1,000,000 shares of our common stock.  The Series A Preferred votes together with the Common Stock and will continue to carry 28 votes for each share of Preferred Stock.  We are in the process of drafting and filing an amended certificate of designation for the preferred stock to reflect these clarifications.

18.	FAIR VALUE MEASUREMENTS

 As of January 1, 2008, we implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about our financial assets that have been measured at fair value as of June 30, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$5,667	$5,667	$-
Certificate of deposit with an institution	$50	$50	$-

ITEM 2. Management’s Discussion and Analysis and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Cardima, Inc. Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

Overview

Our corporate strategy involves attaining certain key goals in three significant areas: product commercialization, regulatory strategy, and manufacturing capabilities. These areas are discussed in detail in the following sections.

Product Commercialization

We are committed to the commercialization of our surgical and electrophysiological products worldwide.  In order to attain this goal, we have and shall continue to add key marketing resources and personnel in the US and will align ourselves with independent sales organizations capable of representing our products in other markets.  We have filed and/or is planning to file for additional regulatory marketing product approvals in promising international markets such as the European Union, China, Japan, Thailand, India and Korea.

In the immediate term, we are focusing our US efforts on the commercialization of our FDA 510K approved Surgical Ablation System.  In Europe, we are focusing in the near term on expanding the number of commercial EP centers using our EP ablation products in select markets including the United Kingdom and Germany.  In late 2008 or early 2009 (dependent on CE mark approval) we shall start to market our Surgical Ablation System in the European Union.  Also in late 2008 we expect to start obtaining some product market approvals in China.  The Chinese market is promising for us as it has a large population of un-treated patients, a significant body of trained electrophysiologists and cardiac surgeons and several cardiac centers that routinely perform both EP and surgical ablations.  In the second half of 2009 (dependent on regulatory approval) we intend to re-enter the Japanese diagnostic market and is reviewing Japanese regulatory requirements for our surgical and EP ablation products.

As we commercialize our products, we shall identify key opinion leaders to become “product champions” and will certify certain leading cardiology programs as “Cardima Centers of Excellence”.  We shall also continue to add leading Electrophysiologists and cardiac surgeons as consultants and advisors to improve our products and the procedure designs.  We are also identifying appropriate independent distributors that will be engaged to train, support and distribute our products in key markets.

Regulatory Strategy

We are focused on attaining necessary regulatory approvals for the commercial sale of our surgical and EP products worldwide.  In the near term we are focused on finalizing our discussions with the FDA for a study design leading to FDA approval for an indication to treat atrial fibrillation for our EP ablation system.  In this regard we have engaged the services of Sanjeev Saksena MD, a cardiologist and trained electrophysiologist with a worldwide reputation, to advise us.  In addition to Dr. Saksena the company has also engaged a Chief Medical Officer, Dr. Sung Chun and other specialist consultants such as Dr. Abraham Kocheril (University of Illinois, Chicago) to provide the Board with appropriate advice.  We remain the only company to date to have completed a multi-center trial and submitted our data for review to an FDA panel for the indication of treating AF.  We continue to interact with the FDA to resolve the final issues and data required to attain market approval for the EP ablation product.

In addition to the efforts with the FDA, we have filed, or are planning to file, applications for product approvals in several countries, notably the European Union, China, Thailand and Japan.

Manufacturing Capabilities

We have focused on improving our ability to manufacture, in commercial quantities, high quality reliable products.  The entire organization is committed to providing the best surgical and EP products possible.  This has entailed adding key individuals, improving design processes, adding test and quality control measures above those required and implementing training and support systems to ensure high levels of staff performance and product quality.  Our team of professionals and our dedicated staff have made great strides in achieving new manufacturing goals and standards in 2008.

The research and development goals and achievements for the second quarter of 2008 included:

New EP Handle

One of our design policies is to constantly receive feedbacks from our end users so that we can continuously improve our products. In the second quarter of 2008, we received feedback from end-user physicians and finalized the design of a new handle design for the EP products, including the REVELATION T-Flex and the NAVIPORT. Significant progress has been achieved in this regard, including developing manufacturing processes for this new handle. We have plans to introduce the new handle design into clinical usage by the end of the year.  In a parallel process, all necessary regulatory updates for these devices with the new handle will be submitted to the appropriate notified bodies.  The new handle will afford significant improvements in product performance and is expected to offer patients and physicians key procedure improvements in ease of use and shorter procedure times.

Enhancement of REVELATION T-Flex 8 electrodes

Our product development engineers have been evaluating ways to improve the deflection performance of the REVELATION T-Flex with 8 electrodes, to address ablation at specific anatomic regions of the heart, such as the cavo-tricuspid isthmus.  This has been a successful endeavor and clinical assessment will begin in the third quarter of 2008.

INTELLITEMP

Over the past several months, we have worked with a new strategic supplier and have been successful in transferring the INTELLITEMP Energy Management Device (“EMD”) to this new supplier. During the second quarter, manufacturing verification of the Surgical version of the INTELLITEMP EMD was completed, with system validation occurring in early third quarter of 2008. After product validation, the units will be available to our marketing staff and sales representatives for commercial centers.

We continue to evaluate the INTELLITEMP design and have been developing the specifications for the next version of this product.  The goal is to initiate development in the later part of 2008.

Surgical Ablation System

We have implemented a number of product improvements and design changes to improve the performance and safety of the Surgical Ablation System.  In addition, earlier this year, our Product Development and Process Engineers made key contributions to the development of manufacturing processes that substantially reduce the time needed to build Surgical Ablation Probes.  Many of these product and process improvements have been achieved in the first quarter and are already implemented in the commercial product.

Going forward, our product development team continues to review marketing feedback from surgeons, and will develop product enhancements to fulfill user needs based on this feedback.

Sales and Marketing Priorities/achievements in Q2 2008 included:

Resource Management

We have continued to follow our strategic sales and marketing plans as noted in our previous report on Form-10Q.  Staffing for clinical site and case support for US surgical procedures has been increased.  New hires have been made in marketing to advance our Web site to a state-of-the-art portal which will allow patients, doctors and investors to view a broad range of clinical and product information including company milestones.  This site should be up and running by later part of the year. We plan to continue to bolster our resources and personnel in sales and marketing as well as customer support throughout 2008.

Distribution Partners

We continue to review several potential distribution partners worldwide. Progress in this area is expected throughout the balance of 2008 and we anticipate that contracts with these partners will be in place in all key world markets as soon as registration for our products is achieved through the remaining quarters of 2008 and 2009.

Surgical Ablation System

We will continue to identify higher volume surgical ablation centers whose surgeons are experienced in surgical ablations.  Some of these sites will become training centers and Cardima Centers of Excellence.  It is anticipated that this strategy will aid our US commercial efforts for surgical ablation, both open chest and minimally invasive, throughout 2008.

In Europe, our sales executives are evaluating appropriate marketing partners in the surgical field and are awaiting CE mark approval for the surgical probe to implement the European surgical sales strategy.

EP Ablation System

In the field of electrophysiology, we are focusing on key initial European markets including the United Kingdom and Germany.  We are in the process of selecting marketing partners, training the field representatives and/or supporting key customer centers in each of these key markets.

Developments in China and Thailand

We are in discussions with potential marketing partners for the China market to cover both electrophysiology and surgical products.  We have also met with key Chinese physicians and opinion leaders in the industry to prepare for an appropriate market launch in China.  Furthermore, in June 2008, we received approval from China’s State Food and Drug Administration to market the INTELLITEMP Energy Management Device in the People’s Republic of China. We are also awaiting registration in Thailand.

Risk factors

For the period between January 1, 2008 and June 30, 2008, we do not have any material change to report from risk factors as previously disclosed in our Form 10-KSB/A for the period ended December 31, 2007.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended		Six months ended
Net sales	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States	$196	$225	$462	$475
Europe	84	120	234	188
Asia/Pacific	-	(85)	1	(85)
Other	-	-	-	1
Total net sales	$280	$260	$697	$579

For three months ended June 30, 2008, sales were $280,000 as compared to $260,000 for the same period in 2007. Net sales for the six months ended June 30, 2008 were $697,000 as compared to $579,000 for the same period in 2007, due mainly to slight increase in sale to Europe of $46,000, offset by an authorized return of $85,000 from our Japanese distributor in the second quarter of 2007 due to their failure to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. As the distributor no longer had the right to sell our product, the goods were taken back and returned to our inventory.

We are currently exploring our options with regard to selling the PATHFINDER in Japan.  During the reapplication process, we may have limited or no sales in Japan.  We anticipate resuming commercial sales to Japan in the second half of 2009.  However, there can be no assurance that it will be able to resume sales by that time.  Furthermore, we entered into a distribution agreement with a new distributor in Japan to be our exclusive distributor in the country effective August 1, 2007 with an initial term of five (5) years. The new distributor will not be able to start importing and selling our products until the reapplication process is complete.

Cost of Sales; gross deficiency

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	$280	$260	$697	$579
Cost of sales	860	531	1,297	955
Gross deficiency	$(580)	$(271)	$(600)	$(376)

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold as a percentage to sales for the three months ended June 30, 2008 increased to 307%, as compared to 204% for the same period in 2007. Cost of goods sold as a percentage to sales for the six months ended June 30, 2008 increased to 186%, as compared to 165% for the same period in 2007. The increase in cost of sales in the first six months of 2008 as compared to the same period in 2007 is mainly attributed to higher headcount of $124,000 and other spending of $125,000 in the manufacturing area in anticipation of the commercialization of the surgical line of products. We expect the cost of sales percentage to improve as sales volume increases.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Research and development	$1,128	$792	$2,111	$1,695

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the three months ended June 30, 2008 increased to $1.1 million from $792,000 for the same period in 2007. The increase was primarily related to higher compensation expenses of $129,000 due to head count increases to support the new product commercialization initiative and scrapping of $143,000 of obsolete materials. For the first six months of 2008, research and development expenses increased to $2.1 million from $1.7 million in the same period in 2007. The increase was mainly attributable to higher compensation expenses of $252,000 due to head count increase and the scrapping of obsolete materials in the second quarter of 2008 of $143,000.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Selling, general and administrative	$2,498	$864	$3,871	$1,748

Selling, marketing, general and administrative expenses for the three months ended June 30, 2008 increased to $2.5 million from $864,000 for the same period in 2007.

For the three months ended June 30, 2008, selling and marketing expenses increased by $388,000 as compared to the same period in 2007 chiefly due to higher compensation costs as headcount increased ($259,000) and higher travel and exhibit related expenses ($98,000).  General and administrative expenses increased by $1.3 million for the three months ended June 30, 2008 as compared to the same period in 2007 mostly attributable to (i) a non-cash compensation cost of $868,000, accounted for under the Black-Scholes option-pricing model, for warrants granted to APIX in consideration of their services provided in the arrangement of the funding during the second quarter of 2008 of $5.1 million from accredited investors, (ii) payment of $80,000 to APIX to facilitate the funding arrangement, (iii) $45,000 non-recurring legal and accounting expenses related to the restatement of our historical financial statements included in our December 31, 2007 Annual Report on Form 10-KSB, and our response to a series of comment letters issued by the Division of Corporate Finance of the Securities and Exchange Commission which started in the later part of 2007 and (iv) non-cash stock-based compensation expenses of $280,000.

For the six months ended June 30, 2008, selling and marketing expenses increased by $690,000 as compared to the same period in 2007 largely due to higher compensation costs as headcount increased ($538,000) and higher travel and exhibit related expenses ($135,000). General and administrative expenses increased by $1.4 million for the six months ended June 30, 2008 as compared to the same period in 2007 mainly due to (i) a non-cash compensation cost of $868,000 for warrants granted to APIX in consideration of their services provided in the arrangement of the funding during the second quarter of 2008 of $5.1 million from accredited investors, (ii) payment of $80,000 to APIX to facilitate the funding arrangement, (iii) $77,000 non-recurring legal and accounting expenses related to the restatement of our historical financial statements included in our December 31, 2007 Annual Report on Form 10-KSB, and our response to a series of comment letters issued by the Division of Corporate Finance of the Securities and Exchange Commission which started in the later part of 2007 and (iv) non-cash stock-based compensation expenses of $461,000.

We expect general and administrative expenses to increase slightly in the last six months of 2008 in the area of consulting costs to help with the implementation of Sarbanes Oxley internal controls.

Interest Income and Expense, net

Interest income was $21,000 for the three months ended June 30, 2008 as compared to $292,000 for the same period in 2007 resulted from the adjustment of interest on the debt in 2007. Interest income was $84,000 and $72,000 for the first six months in 2008 and 2007, respectively.

Net Loss

Net loss for the three months ended June 30, 2008 was $4.2 million, as compared to a net loss of $16.3 million reported in the same period of 2007, which included charges from the recognition of the extinguishment of debt treatment of $15.2 million, offset in part by the adjustment of derivative liability related to the fair value of warrant liability of $505,000and a correction to interest expense of $292,000 associated with the loan.

Net loss for the six months ended June 30, 2008 was $6.5 million, as compared to a net loss of $26.2 million reported in the same period of 2007. The net loss in 2007 included the charges from the recognition of the extinguishment of debt treatment of $15.2 million and a charge of $7.7 million, recorded in the first three months of 2007, arising from shares to settle convertible debt in excess of corporate authority, offset in part by the adjustment of derivative liability related to the fair value of the warrant liability of $505,000.

We recorded a liability for the derivative instrument that resulted due to the number of potential common stock shares plus outstanding shares that exceeded the number of authorized common stock shares. At March 31, 2007, our authorized shares were less than the outstanding shares plus potential shares from the exercise of options, warrants, and convertible debt that were issued. The excess potential shares were attributed to the additional funding received starting in April 2006 from the issuance of convertible debt. We calculated the fair value of these potential shares and recorded a corresponding liability of $7.7 million based on the fair value of our common stock on March 31, 2007 and any change was processed through a charge or gain in the statement of operations. In June 2007, our shareholders voted for a reverse stock-split without a corresponding decrease in the authorized number of shares authorized. As a result of this action, we cured this liability as the authorized common shares now exceed all outstanding common shares and potential common shares.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $5.7 million as of June 30, 2008 and $4.8 million as of December 31, 2007.  As of June 30, 2008, we had positive working capital of $5.8 million and an accumulated deficit of approximately $182.9 million.

Net cash used in operating activities was approximately $5.8 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively, resulting primarily from increased working capital needs and current period operating expenses. Net cash used in investing activities included $376,000 related to the capital expenditures of property and equipment, as compared to $27,000 used in 2007. We had $2.0 million cash in short term investments as of December 31, 2007, which was liquidated into to our cash accounts during the second quarter of 2008 to support our operating expenses. Net cash provided by financing activities in the first six months of 2008 was $5.0 million primarily from a private placement funding from qualified investors arranged by APIX, who also provided $3.0 million loan financing in the same period of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Corporate Controller have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report on Form 10-Q.  We had detected certain errors in the calculation and disclosure of debt extinguishment and excess share liability as presented in our previously issued Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2006, March 31, June 30, and September 30, 2007 and  in the  2007 annual report on Form 10-KSB for the year ended December 31, 2007.
.

As disclosed in Part I. ITEM 8A. CONTROLS AND PROCEDURES of our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 and our restatements to the Quarterly Financial statements for the quarterly periods ended March 31, June 30, and September 30, 2006, March 31, June 30, and September 30, 2007 and ITEM 3A on form 10-KSB/A for the year ended December 31, 2007, we determined that there were material weaknesses in our internal controls over financial reporting in the areas of accounting for debt extinguishments and excess share liability.

To address these significant deficiencies and material weaknesses, we have taken the following steps to improve our internal controls and procedures over financial reporting:

•	We have added additional staff to our financial department and have assigned to our CEO some of the duties of our previous interim CFO as of March 2008.

•	We have added two additional accounting staff in 2008 to allow for sufficient segregation of duties. We have hired an interim corporate controller, who has public company reporting experience.

•
We initiated a plan to search and add personnel with technical accounting expertise in order to help us maintain effective disclosure controls and procedures as well as internal control over financial reporting.

•
We are performing additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.

•
We implemented new procedures during the first quarter of 2008 that require additional reviews by qualified third parties to perform detailed review of all non-recurring journal entries above a certain dollar threshold and also to review all journal entries.

•	We have retained a consultant to analyze and update our written internal controls over financial reporting as necessary.

Based upon such evaluation and the steps taken by us to address the previously reported significant deficiencies and material weaknesses, we have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations. We are in the process of testing all of our controls. The testing of all controls has not been completed as of the balance sheet date.

Internal Control Over Financial Reporting.

Except for the affirmative changes discussed above, there have been no changes in our internal controls over financial reporting during the last quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor internal control over financial reporting and will modify or implement if necessary, any additional controls or procedures that may be required to ensure the continued integrity of our financial statements

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives.

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

A complaint was filed against us in the Superior Court in Alameda County, California, on March 3, 2008 by Gabriel Vegh, one of our directors, and former Chairman and Chief Executive Officer, for violation of statues, breach of contract, bad faith, wrongful termination and damages. The action was commenced in connection with our termination of Mr. Vegh in August 2007. We are in the process of responding to the complaint and intend to defend ourselves vigorously.

On October 31, 2007, we received a letter from the law firm representing our former Director of Operations, Larry Stevens. Mr. Stevens claimed for damages for wrongful termination in violation of public policy, breach of contract and related claims.  We determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. We will defend ourselves vigorously against Mr. Stevens’ claims.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2008, we entered into a series of identical agreements with a number of accredited investors for the private sale of an aggregate of 8,474,992 shares of common stock and warrants to purchase 1,271,247 shares of common stock at an exercise price of US$0.65 per share.  The total gross proceeds from the sale were approximately $5.1 million.  The proceeds will be used for general working capital purposes.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of the Security Holders

                   None.

ITEM 5.     Other Information

We had received a comment letter from the Securities and Exchange Commission, the Division of Corporation Finance, on April 21, 2008 in response to our Form 10KSB filing for the fiscal year ended December 31, 2007.  On May 19, 2008, we received the SEC staff’s comments to our response filed on May 6, 2008. We have responded to the Staff’s comments on June 16, 2008.  On July 16, 2008, we have received the Staff’s notification letter that they have completed their review of our annual report on Form 10-KSB for the year ended December 31, 2007 and have no further comments at this time.

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

CARDIMA, INC.

August 14, 2008	By:	/s/ Robert Cheney
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)