Form 10-Q
period 2008-09-30
CARDIMA INC
filed 2008-11-13
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 124,930,172 shares of the registrant's common stock, par value $0.001, issued and outstanding as of October 31, 2008.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		26

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CARDIMA, INC.
BALANCE SHEETS
(In thousands, except shares and per share amounts)

ASSETS	September 30, 2008	December 31, 2007
Current assets:	(Unaudited)	(Note 2)
Cash	$2,241	$4,811
Accounts receivable, net of allowances for doubtful accounts of $185 and $77, respectively	253	183
Short term investment	50	2,008
Inventories, net	1,090	402
Prepaid expenses	990	46
Other current assets	41	131
Total current assets	4,665	7,581

Property and equipment, net	816	362
Other assets	61	61
TOTAL ASSETS	$5,542	$8,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$700	$443
Accrued liabilities	1,120	911
Loans payable	12	10
Capital leases - current portion	24	24
Notes payable to related-party - current portion	100	175
Total current liabilities	1,956	1,563

Capital leases - net of current portion	52	7
Notes payable to related-party - net of current portion	44	53

TOTAL LIABILITIES	2,052	1,623

Shareholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 124,920,172 and 116,316,311 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	125	116
Additional paid-in-capital	189,316	182,324
Accumulated deficit	(186,451)	(176,559)
Total Shareholders' Equity	3,490	6,381
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,542	$8,004

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	(unaudited)
	Three Months Ended September 30,
	2008	2007
Net sales	$391	$311
Cost of goods sold	838	523
Gross deficiency	(447)	(212)
Operating expenses:
Research and development	1,329	388
Selling, general and administrative	1,626	859
Total operating expenses	2,955	1,247
Operating loss	(3,402)	(1,459)
Interest income and expense, net	20	(3,075)
Other income / (expense)	(5)	1,684
Loss on debt extinguishment	-
Total other income / (expense)	15	(1,391)
Total pre-tax loss	(3,387)	(2,850)
Income tax	-	-
Net loss	$(3,387)	$(2,850)
Basic and diluted net loss per share	$(0.03)	$(0.28)
Shares used in computing basic and diluted net loss per share	124,902	10,288

	Nine Months Ended September 30,
	2008	2007
Net sales	$1,088	$890
Cost of goods sold	2,135	1,478
Gross deficiency	(1,047)	(588)
Operating expenses:
Research and development	3,440	2,083
Selling, general and administrative	5,497	2,607
Total operating expenses	8,937	4,690
Operating loss	(9,984)	(5,278)
Interest income and expense, net	104	(3,003)
Other income / (expense)	(11)	2,188
Excess shares liability	-	(7,737)
Loss on debt extinguishment	-	(15,182)
Total other income / (expense)	93	(23,734)
Total pre-tax loss	(9,891)	(29,012)
Income tax	1	-
Net loss	$(9,892)	$(29,012)
Basic and diluted net loss per share	$(0.08)	$(2.82)
Shares used in computing basic and diluted net loss per share	120,910	10,288

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net loss	$(9,892)	$(29,012)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	111	69
Non-cash stock-based compensation	989	145
Non-cash compensation	868
Non-cash interest expense (income)	-	298
Disposal of assets	14	-
Loss on excess shares over authorized	-	7,737
Loss on debt extinguishment	-	15,182
Preferred shares issued for fees	-	500
Excess and obsolete inventory	-	129
Allowance for doubtful accounts	108	26
Changes in operating assets and liabilities:
Accounts receivable	(177)	223
Inventories	(687)	(284)
Prepaid and other assets	(855)	(54)
Accounts payable, accrued compensation and other liabilities	464	(145)
Accrued interest and fees	-	2,973
Excess share liability	-	(2,886)
Net cash used in operating activities	(9,057)	(5,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(50)	-
Maturity of short-term investment	2,008
Purchase of property and equipment	(500)	(83)
Net cash provided by/(used in) investing activities	1,458	(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(32)	(25)
Payment to related party	(82)	(4)
Net proceeds from loan financing	-	4,720
Net proceeds from sale of common stock	5,143	36
Net cash provided by financing activities	5,029	4,727

Change in cash and cash equivalents	(2,570)	(455)
Beginning cash and cash equivalents	4,811	942
Ending cash and equivalents	$2,241	$487

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$-
Cash paid for interest	$21	$11
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity		$10,129
Equipment acquired under capital lease arrangements	$79	$-
Issuance of preferred stock to pay for accrued fees	$-	$500
Debt extinguishment		15,182

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed on our annual report on Form-10KSB/A with the SEC on July 15, 2008. While we believe the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year. These results are not necessarily indicative of the results to be expected for the full year.

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

Adoption of New Accounting Standards

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2008, compared to what was previously disclosed in our Annual Report on 10-KSB/A for the year ended December 31, 2007.

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

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months ended September 30, 2008 and 2007, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations for 2008 and 2007 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense for the share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2008 and 2007, no excess tax benefits were generated.

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

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	September 30,
	2008	2007

Warrants	9,261,086	20,945,493
Stock Options	9,616,193	446,063
Preferred Shares, common stock equivalent	1,000,000	-
Total Warrants, Options and Preferred Shares	19,877,279	21,391,556

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  We did not elect the fair value option under SFAS No. 159 for any of our financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to our financial statements. We are currently evaluating the impact of adopting the remaining parts of SFAS No. 157 in fiscal year 2009 in accordance with FSP SFAS No. 157-2.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. We believe that the adoption of FSP APB No. 14-1 will not have a significant impact on our results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

5.	LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have been developing our current and next generation products. We had recurring losses and expect to report operating losses for fiscal year 2008. For the three and nine months ended September 30, 2008, we reported net loss of $3.4 million and $9.9 million, respectively, with cash used in operations amounting to $9.0 million for the nine months ended September 30, 2008. We believe that the debt and equity financings from our existing shareholders and other third parties, if necessary, will be sufficient to fund the anticipated operations through December 2008. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern for a reasonable period of time.

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

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Raw Materials	$646	$611
Work-In-Process	17	23
Finished Goods	620	384
Reserve for obsolescence	(193)	(616)
	$1,090	$402

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

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization.  Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.  Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $45,000 and $111,000 for the three and nine months ended September 30, 2008, respectively, as compared to $21,000 and $69,000 for the same periods in 2007, respectively.

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Equipment	$2,665	$2,230
Leasehold improvements	343	270
	$3,008	$2,500
Less accumulated depreciation and amortization	(2,194)	(2,138)
Property and equipment, net	$814	$362

Idle Equipment	$1,290	$1,290
Less accumulated depreciation and amortization	(1,290)	(1,290)
Idle equipment, net	$0	$0

8.	RECENT FINANCING

In May 2008, the Company entered into a Subscription Agreement for the purchase of Securities (the “ Subscription Agreement”) with various accredited investors pursuant to which the Company sold in a private placement to these accredited investors (a) 8,474,992 shares of the Company’s Common Stock, par value $0.001 per share, and (b) warrants to purchase, in aggregate, up to 1,271,247 shares of the Company’s common stock, par value $0.001 at an exercise price of $0.65 per share, for an aggregate purchase price of approximately $5.1 million.

9.	RELATED PARTY TRANSACTIONS – APIX International Ltd.

In relation to the May 2008 private placement transaction described in Note 8, APIX International Ltd. (“APIX”) acted as placement agent for the transaction. APIX is owned by Robert Cheney, who is also our Chief Executive Office and a Director. In consideration for the services provided, we have entered into an agreement with APIX whereby we agreed to: (i) grant 1,500,000 warrants to purchase shares of our Common Stock for a period of five years at an exercise price of $0.60, having a fair value of $868,000 calculated based on the Black-Scholes Option pricing model; and (ii) pay APIX an aggregate of $80,000 in placement fees.

10.	NOTE PAYABLE TO RELATED PARTIES

In December 2006, a settlement agreement was reached in principle, pursuant to which we would pay $295,000 to Mr. William Wheeler ($5,000 per month for 59 months). The liability is accounted for in accordance with APB 21 as discussed in the footnote to the filing. The liability was recorded at the final date of the settlement. We had netted $193,000 of the notes receivable, which was a home loan made by us to Mr. Wheeler during the course of his employment and the note payable, which is a payment of compensation related to Mr. Wheeler’s separation from our company, in accordance with the underlying agreement that gave both parties the right of offset in accordance with FASB Technical Bulletin 88-2 which provides the specific requirements for liabilities and receivables to be offset. The technical bulletin has been superseded, but paragraph 4 of FIN 39 says that the guidance in the Technical Bulletin has been incorporated largely without change. In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $193,000 note receivable is discounted at 6% (the original note’s interest rate). The discounted value of the note payable and note receivable is $232,000 and $162,000, respectively. The net note payable balance amounted to $56,000 as of September 30, 2008.

In December 1997, we entered into a $300,000 note receivable agreement with Phillip Radlick, a Director, and then President and Chief Executive Officer, to facilitate the purchase of a principal residence in the San Francisco Bay Area. The note bears interest at the minimum Applicable Federal Rate, and was due and payable in a single lump sum forty-eight months from the note date. In August, 2001, our Board of Directors amended Mr. Radlick’s agreement to extend this loan until the first of (i) the date that Mr. Radlick no longer serves as a member of the Board of Directors, (ii) the date when Mr. Radlick sells his house and (iii) December 16, 2005. As a security for the note, Mr. Radlick granted us a security interest in his vested stock options. At December 16, 2005, Mr. Radlick informed us that he was unable to repay the loan. At December 31, 2005, the balance of the loan was approximately $357,000, including approximately $79,000 of accrued interest. No interest accrual was made after December 31, 2004. The loan balance was fully reserved as of the end of December 31, 2007. In the recently concluded round of financing on December 17, 2007,  APIX, accepted for its services rendered all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Mr. Radlick, with a guarantee by us that the minimum recoverable value of the loan is not less than $100,000.  In the event the actual amount recovered is less than $100,000, we agree to pay to APIX the amount of shortfall on or before December 18, 2008. As a result, we had $100,000 in notes payable at September 30, 2008.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease facilities under an operating lease, which has been extended through May 2010.  We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at September 30, 2008 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2008	$265	$8
2009	272	31
2010	115	31
2011	-	18
Total minimum lease payments	$652	$88
Less amounts representing interest	-	(12)
Present value of net minimum lease payments	$652	$76

Royalty Agreement

On July 1, 2005, we entered into a royalty agreement with SurModics, Inc., a Minnesota corporation (the “Agreement”). Pursuant to the terms of the Agreement, we have non-exclusive use of licensed products and patents for products treated with photoreactive polyvinylpyrrolidone copolymer and non-photoreactive polyvinylpyrrolidone. During the term of the Agreement, we are required to pay quarterly minimum royalty payments ranging from $7,500 through $15,000 for the period from July 1, 2005 through December 31, 2009. The royalty fee will increase gradually beginning January 1, 2010.  The royalty agreement expires on the expiration of the last patent or 15 years from the licensed product effective date, whichever is longer; however, the agreement may be terminated earlier by either party by delivering written notice to the other party.  Royalty payments to SurModics were $10,000 and $30,000 for the three and nine months ended September 30, 2008, respectively, and $7,500 and $22,500 for the three and nine months ended September 30, 2007, respectively.

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for one year in length and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is either cash or stock options, or combination of both.

Contingencies

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Gabriel Vegh.  Mr. Vegh remained as a Director until September 8, 2008. We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. On March 3, 2008, we received a letter from the law firm representing Mr. Gabriel Vegh in which claims were made for damages for wrongful termination in violation of statutes, breach of contract and related claims. We will defend ourselves vigorously against Mr. Vegh’s claims.

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

In addition, we are subject to numerous risks and uncertainties because of the nature and status of our operations and could be subject to claims and legal actions arising in the ordinary course of business. We maintain insurance coverage for events in amounts that we deems appropriate. We believe that uninsured losses, if any, will not be materially adverse to our financial position or results of operations.

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

We have considered these factors in reaching our conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
United States	$344	88%	$228	73%	$806	74%	$703	79%
Europe	48	12%	69	22%	282	26%	257	29%
Asia/Pacific					1	0%	(85)	-10%
Others			14	5%			15	2%
Total Net Sales	$392	100%	$311	100%	$1,089	100%	$890	100%

During the first quarter of 2007, our Japanese distributor notified us of their failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan.  As a result, we had no sales in Japan in 2007 and in the first nine months of 2008. We have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. We understand that the reapplication process takes approximately twelve to eighteen months.

Our diagnostic product group, namely the Pathfinder family of micro-catheter systems, accounted for 51% and 64% of net sales for the nine months ended September 30, 2008 and 2007, respectively.

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

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  As of September 30, 2008, we had cash and cash equivalents of approximately of $2.2 million. During October 2008, the FDIC implemented a new temporary liquidity program, which provides that all our cash and cash equivalents held in non-interest bearing accounts is insured by the FDIC through December 31, 2009.

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

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company. The 1997 plan expired in March 2007 and no additional grants would be made under this plan.

Valuation Assumptions

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data.

The assumptions used for the three and nine months ended September 30, 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2008	2007	2008	2007
Employee stock options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	158.0%	162.2%	160.2%	162.2%
Risk-free interest rate	3.8%	4.3%	3.7%	4.3%
Expected term (years)	7	7	7	7
Weighted-average fair value of options granted during the periods	$1.61	$0.44	$1.29	$0.44

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

The stock based compensation expense under SFAS123R that has been reported in general and administrative expense in the statements of operations is as follow:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2008	2007	2008	2007
Stock based compensation	$319,000	$34,000	$736,000	$142,000

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of September 30, 2008, there was $5.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.9 years.  There were approximately 1,294,000 options that became vested during the nine months ended September 30, 2008.

Since we have a full valuation allowance for our deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Outstanding Options	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2007	5,815,000	$0.44	$384,000
	Granted	4,690,000
	Exercised	-
	Cancelled/expired	(1,260,000)
	Outstanding September 30, 2008	9,245,000	$0.82	$4,754,950

2003	Outstanding December 31, 2007	81,425	$3.17	-
	Granted	-	-	-
	Exercised	(4,687)	-	-
	Cancelled/expired (1)	75,312		-
	Outstanding September 30, 2008	152,050	$5.20	$46,605

1993	Outstanding December 31, 2007	60,271	$11.24	$-
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired (1)	138,472	-	-
	Outstanding September 30, 2008	198,743	$11.24	$-

1997 Director's Plan	Outstanding December 31, 2007	31,800	$0.90	$160
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	(11,400)	-	-
	Outstanding September 30, 2008	20,400	$1.03	$23,517

(1)	Includes 147,500 and 100,000 options under the 2003 and 1993 Directors plans that were reported as cancelled in the prior year. These options are still outstanding as of September 30, 2008.

During the three months ended September 30, 2008, 4,687 options to purchase common stock were exercised.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of September 30, 2008:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of September 30, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of September 30, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.62	6,465,000	9.09	$0.46	1,597,515	9.00	$0.44
	$1.25-$1.65	500,000	9.88	1.45	-	-	-
	$1.69-$1.85	2,280,000	9.89	1.70	-	-	-
	Total	9,245,000	9.33	$0.82	1,597,515	9.00	$0.44

2003	$0.55-$2.50	78,075	7.13	$0.61	65,008	7.12	$0.61
	$3.50-$12.40	73,975	5.42	10.04	73,786	5.42	10.06
	Total	152,050	6.30	$5.20	138,794	6.22	$5.63

1993	$3.40-$10.30	99,651	3.78	$7.96	99,651	3.78	$7.96
	$11.60-$25.60	99,092	2.75	14.55	99,092	2.75	14.55
	Total	198,743	3.27	$11.24	198,743	3.27	$11.24

1997 Director's Plan	$0.50-$.70	19,600	7.73	$0.66	17,600	7.77	$0.68
	$8.40-$14.50	800	4.17	10.10	800	4.17	10.10
	Total	20,400	7.59	$1.03	18,400	7.62	$1.09

Non-employee Compensation

From time to time we grant options to non-employees to purchase common stock at a specific price with various vesting dates. The options are typically granted for services rendered and/or specific milestone met. During the first nine months of 2008, we granted 1,660,000 options to purchase shares of our common stock to non-employees and recorded an expense of $253,000.  During 2007, we approved a stock issuance in the amount of 29,000 (post-split) shares of common stock to a third party for its services. A non-cash stock compensation expense of $3,000 was recorded in 2007.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the “Plan”), as amended, and reserved 2.5 million shares of common stock for issuance. On June 28, 2007, the shareholders authorized to increase the number of authorized shares of common stock issuable under the Plan to 3.5 million. The purchase plan is intended to provide an opportunity for eligible employees and our designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. During the January and July 2008 offerings, 124,182 shares of common stock were issued under the purchase plan. As of September 30, 2008, there were 420,958 shares issued under the Plan.

We believe that under SFAS 123R (Paragraph 12) a plan is not compensatory if among other things “any purchase discount from the market price does not exceed the per-share amount of share issuance costs that would have been incurred to raise a significant amount of capital by a public offering. A purchase discount of 5% or less from the market price shall be considered to comply with this condition without further justification. A purchase discount greater than 5% that cannot be justified under this condition results in compensation cost for the entire amount of the discount.” Additionally, we do not believe that in 2007 we are in a position to raise significant amount of capital through a public offering. Based on our recent cost of raising equity capital, we incurred costs of 37% and 16%. In both cases the cost exceeded the 15% discount given under this plan. The plan was therefore considered non-compensatory. We understand that in accordance with footnote 115 to SFAS 123R, if an entity justifies a purchase discount in excess of 5 percent, it would be required to reassess that discount at least annually and no later than the first share purchase offer during the fiscal year. If upon reassessment that discount is not deemed justifiable, subsequent grants using that discount would be compensatory. In August 2008, our Board of Directors reviewed our stock-based compensation plans and decided to terminate the 1997 Employee Stock Purchase Plan.

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

The warrants issued were accounted for under Financial Accounting Standards Board Statement No. 123R, using the Black-Scholes option-pricing model (with similar assumptions as those used for the option), which resulted in the recording of $868,000 in compensation cost during the period ended June 30, 2008.

The following table summarizes warrants for the years 2007 and 2008:

	Outstanding Warrants
	Number of Warrant Shares	Exercise Price/ Warrant Share	Weighted Avg. Exercise Price
Balance as of 12/31/2006	7,579,353	$0.60 - $14.00	$3.20

Granted in 2007	19,860,000	$0.30 - $0.55	$0.55
Canceled in 2007	(537,359)	$0.78 - $13.40	$10.60
Exercised in 2007	(20,340,000)	$0.40	$0.40
Balance as of 12/31/2007	6,561,994	$0.55 - $12.38	$1.30

Granted in 2008	2,771,247	$0.65	$0.65
Canceled in 2008	(72,155)	$7.79 - $8.38	$8.09
Exercised in 2008	-	-	$-
Balance as of 9/30/2008	9,261,086	$0.55 - $12.38	$0.91

 The following table summarizes information about warrants outstanding and exercisable at September 30, 2008:

Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Avg. Remaining Contractual Life (Yrs.)	Weighted Avg. Exercise Price
$4.30 - $10.98	789,839	1.0	$4.57
$0.55	5,700,000	4.2	$0.55
$0.60 - $0.65	2,771,247	4.6	$0.62
	9,261,086

No warrants were exercised during the three months end September 30, 2008 and 2007.

17.	PREFERRED SHARES

On August 14, 2008, we signed a letter agreement with APIX that clarifies the terms of the Series A Preferred Stock issued to APIX as originally understood by the parties, as follows:

APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 10,000,000 shares of our common stock, subject to adjustment in the event of a stock split and other similar events affecting the number of issued and outstanding common stock.  As a result of the ten for one reverse stock that was effectuated on July 31, 2007, the Series A Preferred is currently convertible into 1,000,000 shares of our common stock.  The Series A Preferred votes together with the Common Stock and will continue to carry 28 votes for each share of Preferred Stock.  We are in the process of drafting and filing an amended certificate of designation for the preferred stock to reflect these clarifications.

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

Product Commercialization

We are committed to the commercialization of our surgical and electrophysiological products worldwide.  In order to attain this goal, we have and will continue to add key marketing resources and personnel in the US and align ourselves with independent sales organizations capable of representing our products in other markets. In the second quarter of this year, we received product registration approval from the State Food and Drug Administration in China for the INTELLITEMP product.  In the third quarter, we received product registration approval in Thailand for all of our products.

In the immediate term, domestically, we are focusing our efforts on the commercialization of our FDA 510K cleared Surgical Ablation System.  In Europe, we are focusing in the near term on expanding the number of commercial EP centers using our EP ablation products in select markets including the United Kingdom and Germany.  In the first quarter of 2009 (dependent on CE mark approval) we will start to market our Surgical Ablation System in the European Union.  Also in the same quarter, we expect to obtain EP ablation product market approvals in China.  The Chinese market is promising for us as it has a large population of untreated patients, a significant body of trained electrophysiologists and cardiac surgeons, and several cardiac centers that routinely perform both EP and surgical ablations.  In the second half of 2009 (dependent on regulatory approval), we intend to re-enter the Japanese diagnostic market and are reviewing Japanese regulatory requirements for our surgical and EP ablation products.

As we commercialize our products, we shall identify key opinion leaders to become “product champions” and will certify certain leading cardiology programs as Cardima “Centers of Excellence”.  We shall also continue to add leading electrophysiologists and cardiac surgeons as consultants and advisors to improve our products and the procedure designs.  We are also identifying appropriate independent distributors that will be engaged to train, support and distribute our products in key markets.

Regulatory Strategy

We are focused on attaining necessary regulatory approvals for the commercial sale of our surgical and EP products worldwide. We have engaged the services of Sanjeev Saksena MD, a cardiologist and trained electrophysiologist with a worldwide reputation, to advise us in this process.   In addition to Dr. Saksena, we have also engaged our Chief Medical Officer and Director, Dr. Sung Chun and other specialist consultants, such as Dr. Abraham Kocheril (University of Illinois, Chicago), to provide us with appropriate advice.  To our knowledge, we remain the only company to date to have completed a multi-center RF ablation trial and submitted our data for review to an FDA panel for the indication of treating AF.  We continue to interact with the FDA to resolve the final issues and data required to attain market approval for the EP ablation product.

In addition to the efforts with the FDA, we have filed, or are planning to file, applications for product approvals in several countries, notably China and Japan and the European Union.

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

The research and development goals and achievements for the third quarter of 2008 included:

New EP Handle

One of our design policies is to constantly receive feedback from our end users so that we can continuously improve our products. In the second quarter of 2008, we received feedback from end-user physicians and finalized the design of a new handle design for the EP products, including the REVELATION T-Flex and the NAVIPORT. Significant progress has been achieved in this regard, including developing manufacturing processes for this new handle. We will complete verification and validation testing in the fourth quarter of 2008, and have plans to introduce the new handle design into clinical usage in the first quarter of 2009.  In a parallel process, all necessary regulatory updates for these devices with the new handle will be submitted to the appropriate notified bodies.  The new handle will afford significant improvements in product performance and is expected to offer patients and physicians key procedure improvements in ease of use and shorter procedure times.

Enhancement of REVELATION T-Flex 8 electrodes

Our product development engineers have been evaluating ways to improve the deflection performance of the REVELATION T-Flex with 8 electrodes, to address ablation at specific anatomic regions of the heart, such as the cavo-tricuspid isthmus.  This is an ongoing endeavor and pre-clinical testing leading to clinical assessment will begin when these modifications are implemented in production units.

INTELLITEMP

Over the past several months, we have worked with a new strategic supplier and have been successful in transferring the INTELLITEMP Energy Management Device (“EMD”) to this new supplier. During the second quarter, manufacturing verification of the surgical version of the INTELLITEMP EMD was completed, with system validation occurring in late third quarter of 2008. After product validation, the units will be available to our marketing staff and sales representatives for commercial centers in the early fourth quarter.

We continue to evaluate the INTELLITEMP design and have been developing the specifications internally for the next version of this product.  The goal is to develop specifications together with vendor input in the later part of 2008.

Surgical Ablation System

We have implemented a number of product improvements and design changes to improve the performance and safety of the Surgical Ablation System.  In addition, earlier this year, our Product Development and Process Engineers made key recommendations to the development of manufacturing processes that potentially reduce the time needed to build Surgical Ablation Probes.  In the third quarter of 2008, we also prototyped a longer version of the sheathed probe and demonstrated in vitro proof of concept.

Going forward, our product development team continues to review marketing feedback from surgeons, and will develop product enhancements to fulfill user needs based on this feedback.

Sales and Marketing Priorities and achievements in the third quarter of 2008 included:

Resource Management

We have continued to follow our strategic sales and marketing plans as noted in our previous report on Form 10-Q filed with the SEC on August 14, 2008.  Staffing for clinical site and case support for US surgical procedures has been increased. Our marketing team has redesigned our Web site to a state-of-the-art portal which allows patients, doctors and investors to view a broad range of clinical and product information including company milestones that have been met.  We are continuing to bolster our resources and personnel in sales and marketing as well as customer training/support throughout 2008.

Distribution Partners

We continue to review several potential distribution partners worldwide.  Progress in this area is expected throughout the balance of 2008.  We anticipate strategic contracts will be in place prior to registration approvals of products in all key world markets.  This will be achieved in the fourth quarter of 2008 and throughout 2009.

Surgical Ablation System

We will continue to identify higher volume surgical ablation centers whose surgeons are experienced in the techniques of ablation.  Some of these sites will become Cardima Centers of Excellence and conduct peer-to peer physician training. It is anticipated that this strategy will aid our U.S. commercial efforts for surgical ablation, both open chest and minimally invasive, throughout 2008 and 2009.

In Europe, our sales executives are evaluating appropriate marketing partners in the surgical field and are awaiting CE mark approval for the Surgical Ablation Probe with Sheath to implement the European surgical sales strategy.

EP Ablation System

In the field of electrophysiology, we are focusing on key European markets including the United Kingdom and Germany.  We are in the process of selecting marketing partners, training the field representatives and supporting customer centers that will develop into EP Centers of Excellence.  These Centers of Excellence will also conduct peer-to peer physician training; aiding Cardima in EP sales and marketing efforts.

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

Risk factors

For the period between January 1, 2008 and September 30, 2008, we do not have any material change to report from risk factors as previously disclosed in our Forms 10-KSB and 10-KSB/A for the period ended December 31, 2007.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended		Nine months ended
Net sales	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
United States	$343	$228	$805	$703
Europe	48	69	282	257
Asia/Pacific	-	-	1	(85)
Other	-	14	-	15
Total net sales	$391	$311	$1,088	$890

For three months ended September 30, 2008, sales were $391,000 as compared to $311,000 for the same period in 2007. Domestic sales increased slightly primarily due to the initial shipments of our new surgical ablation products to our Centers of Excellence. Net sales for the nine months ended September 30, 2008 were $1.1 million as compared to $890,000 for the same period in 2007.  During the second quarter of 2007, our former Japanese distributor retuned $85,000 worth of our PATHFINDER products due to their failure to maintain the legal documentation standard required to sell products in Japan. As the distributor no longer had the right to sell our product, the goods were taken back and returned to our inventory.  In October 2008, we have appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. During the reapplication process, we may have limited or no sales in Japan.  We anticipate resuming commercial sales to Japan in the second half of 2009.  However, there can be no assurance that we will be able to resume sales by that time.

Cost of Sales; gross margin deficiency

	(unaudited, in thousands)
	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Sales	$391	$311	$1,088	$890
Cost of sales	838	523	2,135	1,478
Gross margin deficiency	$(447)	$(212)	$(1,047)	$(588)

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold as a percentage to sales for the three months ended September 30, 2008 increased to 214%, as compared to 168% for the same period in 2007. Cost of goods sold as a percentage to sales for the nine months ended September 30, 2008 increased to 196%, as compared to 166% for the same period in 2007. The increase in cost of sales for the three and nine months ended September 30, 2008 as compared to the same period in 2007 was primarily attributable to higher compensation costs of $321,000 and $509,000, respectively, from increased headcount in anticipation of the commercialization of the surgical line of products.  We expect the cost of sales percentage to improve as sales volume increases.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Research and development	$1,329	$388	$3,440	$2,083

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the three months ended September 30, 2008 increased to $1.3 million from $388,000 for the same period in 2007. The increase was primarily related to higher compensation expenses of $320,000 due to head count increase to support the new product commercialization initiative, recruiting expenses of $121,000, outside consulting and other services of $295,000, legal expenses of $21,000 related to patent applications and other supplies of $44,000.  Research and development expenses for the nine months ended September 30, 2008 increased to $3.4 million from $2.1 million for the same period in 2007. The increase was mainly attributable to higher compensation expenses of $482,000 due to headcount increase, recruiting expenses of $196,000, outside consulting and other services of $321,000, and other supplies of 212,000.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Selling, general and administrative	$1,626	$859	$5,497	$2,607

Selling, marketing, general and administrative expenses for the three and nine months ended September 30, 2008 increased to $1.6 million and $5.5 million, respectively, from $859,000 and $2.6 million, respectively, for the same period in 2007.

For the three months ended September 30, 2008, selling and marketing expenses increased by $174,000 as compared to the same period in 2007 due mostly to higher compensation expense from increased headcount. For the nine months ended September 30, 2008, selling and marketing expenses increased by $864,000 due mainly to higher compensation expense of $492,000, outside consulting expenses of $160,000, and travel and trade show expenses of $164,000.

General and administrative expenses for the three months ended September 30, 2008 increased by $630,000 as compared to the same period in 2007 due chiefly to (i) non-cash stock-based compensation expenses of $383,000, (ii) outside consulting expenses of $92,000, (iii) provision for doubtful collections from our customers of $46,000 and (iv) legal and accounting expenses related to the restatement of our historical financial statements and the set up of the 2008 annual meeting of the shareholders of $57,000. General and administrative expenses for the nine months ended September 30, 2008 increased by $2.1 million largely due to (i) non-cash stock-based compensation expenses of $844,000, (ii) legal and accounting expenses of $155,000, (iii) travel related expenses of $91,000 and (iv) non-cash compensation cost of $868,000, accounted for under the Black-Scholes option-pricing model, for warrants granted to APIX in consideration of their services provided in the arrangement of the funding during the second quarter of 2008 of $5.1 million from accredited investors.

We expect general and administrative expenses to increase slightly in the next six months in the area of consulting costs to help with the implementation of Sarbanes Oxley internal controls.

Interest Income and Expense, net

Interest income for the three months ended September 30, 2008 was $20,000 as compared to an interest expense of $3.1 million in the same period of 2007 resulted from an adjustment of interest on the debt in 2007. Interest income for the nine months ended September 30, 2008 was $104,000 as compare to an interest expense of $3.0 million for the same period of 2007 resulted from an adjustment of interest on the debt in 2007.

Net Loss

Net loss for the three months ended September 30, 2008 was $3.4 million, as compared to a net loss of $2.9 million reported in the same period of 2007, which included charges from the correction of interest expense of $3.1 million associated with the loan, offset in part by the adjustment of derivative liability related to the fair value of warrant liability of $1.7 million.

Net loss for the nine months ended September 30, 2008 was $9.9 million, as compared to a net loss of $29.0 million reported in the same period of 2007. The net loss in 2007 included the charges from the recognition of the extinguishment of debt treatment of $15.2 million, a charge of $7.7 million, recorded in the first three months of 2007, arising from shares to settle convertible debt in excess of corporate authority, and a correction of interest expense of $3.0 million, offset in part by the adjustment of derivative liability related to the fair value of the warrant liability of $2.2 million.

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

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2.2 million as of September 30, 2008 and $4.8 million as of December 31, 2007.  As of September 30, 2008, we had positive working capital of $2.7 million and an accumulated deficit of approximately $186.5 million.

Net cash used in operating activities was approximately $9.0 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively, resulting primarily from increased working capital needs and current period operating expenses. Net cash used in investing activities included $500,000 related to the capital expenditures of property and equipment, as compared to $83,000 used in 2007. We had $2.0 million cash in short term investments as of December 31, 2007, which was liquidated into to our cash accounts during the second quarter of 2008 to support our operating expenses. Net cash provided by financing activities in the first nine months of 2008 was $5.0 million primarily from a private placement funding from qualified investors arranged by APIX, which also provided $4.7 million loan financing in the same period of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Interim Corporate Controller have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report on Form 10-Q.  We had detected certain errors in the calculation and disclosure of debt extinguishment and excess share liability as presented in our previously issued Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2006, March 31, June 30, and September 30, 2007 and in the 2007 annual report on Form 10-KSB for the year ended December 31, 2007.

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

To address these significant deficiencies and material weaknesses, we have taken the following steps to improve our internal controls and procedures over financial reporting:

•	We have added additional staff to our financial department and have assigned to our CEO some of the duties of our previous interim CFO as of March 2008.

•	We have added three additional accounting staff in 2008 to allow for sufficient segregation of duties. We have hired an interim corporate controller, who has public company reporting experience.

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

On October 31, 2007, we received a letter from the law firm representing our former Director of Operations, Larry Stevens in which claims were made for damages for wrongful termination in violation of public policy, breach of contract and other related claims.  We determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. We will defend ourselves vigorously against Mr. Stevens’ claims.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of the Security Holders

We held our Annual Meeting of Shareholders on September 8, 2008. At the meeting, our shareholders voted on the following three proposals and casted their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld
Tony Shum	256,804,463	204,699
Robert Cheney	256,799,893	209,269
Eric Chan	256,802,953	206,209
Sung Chun	256,802,943	206,219
Richard Gaston	256,801,653	207,509
Phillip Radlick	256,801,289	207,873

Proposal 2: To ratify the adoption of the 2007 Employee Option Plan for the issuance of 30,000,000 shares of common stock over the term of the option plan:

For	Against	Abstain
251,250,187	161,150	5,996

Proposal 3: To ratify the appointment of PMB Helin Donovan, LLP as our independent registered public accounting firm for the 2008 fiscal year:

For	Against	Abstain
256,903,251	94,804	11,106

ITEM 5.   Other Information

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the “Financing Documents”) with an accredited investor and shareholder of the Company pursuant to which we will issue a secured promissory note (the “Note”) in the principal amount of $6 million. The Note will bear interest at a rate of 10% per year and matures on November 10, 2009. The Note will have and be a general charge on all of our assets. Pursuant to the Financing Documents, the final definitive loan agreement will be concluded within 45 days from the signing of the Financing Documents. We intend to use the proceeds for general corporate purposes, including working capital and equipment purchases.

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

CARDIMA, INC.

November 13, 2008	By:	/s/ Robert Cheney

Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)