Form 10-K
period 2008-12-31
CARDIMA INC
filed 2009-03-19
CIK 1022570

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-22419

CARDIMA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3177883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47266 BENICIA STREET, FREMONT, CALIFORNIA 94538-7330
 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (510) 354-0300

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2008 was approximately $31,367,000.

As of February 28, 2009, the Company had outstanding 143,754,906 shares of Common Stock, $0.001 par value.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Cardima, Inc. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Overview

Cardima® is a medical device company focused on the diagnosis and treatment of cardiac arrhythmias.  Arrhythmias develop from abnormal electrical currents within the heart, and can be associated with fast, slow and/or irregular heartbeats.  Most arrhythmias are symptomatic, and some are associated with significant morbidity and even mortality.  Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias, atrial fibrillation (AF) and ventricular tachycardia (VT), with AF being of most of our clinical and commercial efforts.

Our products include the PATHFINDER®, TRACER™ and REVELATION® Series of diagnostic catheters, the VUEPORT® and NAVIPORT® Series of guiding catheters, the INTELLITEMP® Energy Management Device and the Surgical Ablation System.  All of these devices have received CE mark approval and U.S. Food and Drug Administration (FDA) 510(k) clearance.  The REVELATION® Series of ablation catheters with the INTELLITEMP® EP Energy Management Device, developed for the treatment of atrial fibrillation (AF), has received CE mark approval and is marketed in Europe.

PATHFINDER®, TRACER™, VUEPORT®, NAVIPORT®, REVELATION® and INTELLITEMP® are our registered trademarks.

The PATHFINDER Series of microcatheters are small, flexible wire based devices. Their unique design makes them the Go-To catheter for all difficult procedures when accessing and mapping in the coronary sinus. The linear ablation systems for EP and Surgical ablation deliver Controlled RF energy to create thin, continuous, linear, transmural lesions.

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

Once the electrical signal exits the Atrio-Ventricular node, it is rapidly conducted down the Bundle of His, a thin bundle of specialized cardiac muscle which conducts the electrical signals from the right atrium to the ventricles, and is distributed widely throughout both ventricles via the Purkinje Fibers, causing the ventricles to contract in unison. Since the ventricles pump blood to the lungs and the rest of the body, they consist of a much greater muscle mass than the atria.  The left ventricle, in particular, is the stronger of the two ventricles, generating higher pressure and working harder in order to pump oxygenated blood through the entire body.

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

If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions.  These lesions need to have adequate depth into atrial tissue, and be continuous, leaving no gaps. Cardima’s ablation systems for both inside and on top of the heart accomplish these goals. If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions. Therefore we developed the REVELATION Tx, REVELATION T-Flex and REVELATION Helix respectively, to mimic these required shapes.

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

Cardima’s Micro-catheter System Solution for Electrophysiologists

We believe our micro-catheter-based systems have the potential to offer the effectiveness of the open-heart surgical cure for AF (the “maze” procedure) but with less trauma, fewer complications, reduced pain, shorter hospital stays and lower procedure costs. In our quest to achieve those goals, we have designed micro-catheter systems that we believe provide more extensive and safe access to the arrhythmia-causing tissue.   All of our micro-catheter systems are designed to offer the following perceived advantages over existing, competitive catheters:

· Minimally invasive approach. Our micro-catheter systems are designed to provide greater access simply because they are smaller and more flexible than competitive technologies. Size constraints prevent other EP systems from reaching some small vessels that our micro-catheters can reach.  Our smaller surgical systems allow for easy port access into the chest and on top of the heart. We believe that this increased access results in decreased procedure time, shorter hospital stays, lower procedure costs and fewer complications than the procedures currently in use.

· Single micro-catheter that can both map and ablate. We initially developed micro-catheters for diagnosing arrhythmias. Our focus today is the refinement of therapeutic micro-catheters, which we call the REVELATION series of micro-catheters, capable of both mapping and ablating. Because our micro-catheter systems can both map and ablate, we believe that it will be able to decrease procedure times, improve treatment outcomes and enhance the overall safety of the procedure.  Cardima is launching multicenter EP clinical studies in Europe and in the US.  There will also be a focus on market awareness and development through seminars, tradeshows, and site visits.

· Enhanced access to the vasculature of the heart. Our micro-catheters are approximately one-third to one-fourth the size of standard electrophysiology catheters, and incorporate what is called variable stiffness technology. Variable stiffness technology involves our use of a tapered core guide wire as the basic building block of each catheter. We then attach a highly flexible, atraumatic tip to the leading end of each catheter. As a result of this variable stiffness technology, our micro-catheters are more torqueable and flexible than standard electrophysiology catheters and thus allow more extensive and less traumatic access to the vasculature of the heart. This variable stiffness technology also allows for our REVELATION series of mapping and ablation catheters to conform to the contours of the heart wall, with the goal of maintaining controlled, regular contact even in a fast-beating heart.

· Less tissue damage at safer power setting. Because our REVELATION series ablation catheters are smaller, we create thinner lesion lines while maintaining adequate depth of tissue penetration. This significant reduction in surface tissue damage may be important in lesion formation in and around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins) after conventional ablation therapy is an issue.  Our catheters also can create these lesions at lower power settings because of the effect of current density emitted from our smaller coiled electrodes. We believe that lower power has the potential to preserve more cardiac tissue and therefore more cardiac function when compared to conventional ablation.

· Reduced procedure and radiation exposure times. We believe that the dual functionality of our micro-catheter systems has the potential to reduce procedure times and enhance safety. Since the electro-physiologists must use x-rays to place and determine location of all catheters, faster procedures equate to decreased cumulative x-ray exposure to patients, physicians and lab personnel.

Cardima’s Surgical Ablation System- A Solution for Cardiothoracic Surgeons

Cardiothoracic surgeons continue to search for better options to treat atrial fibrillation.  As the number of patients with AF increases, Cardima has an opportunity to capture increased market share.  The features and benefits of the Surgical Ablation System include physician control, patient feedback, increased safety, and reduced procedure time and length of stay for the patient. In the first quarter of 2008, we had a limited market release of our surgical ablation system, which is based on the EP technology that has used in over 450 documented clinical cases.  It can be used in both open and closed-chest procedures.

· Physician Control. The Cardima Surgical System allows the physician to choose ablation length, ablation time, lesion shape and placement.  Competitive devices do not give the surgeon the flexibility of our system.

· Physician Feedback. Our system is also unique in the fact that it gives feedback directly to the user.  Tissue temperature is monitored by two thermocouples adjacent to each ablating electrode.  The thermocouples give direct feedback on the temperature of the tissue surface that is being ablated.  There is also a safety limit that is set.  This allows for an automatic shut off of the device so as not to cause any charring.  Charring leaves a “blackened” area and RF energy can no longer penetrate to achieve lesion formation.  Without depth, the ablation will not be complete.  Contact is also crucial to optimal lesion formation.  Our Surgical System provides feedback for each electrode that is being activated.  The user is aware when there is contact with the tissue.  These readings allow the surgeon to reposition if needed and maintain l contact throughout the ablation time.

· Safer Power Settings and Feedback to the Physician. Because the Surgical Probes are constructed with the same material and process as the EP catheters, we create thinner lesion lines while maintaining depth of tissue penetration. This reduction in surface tissue damage may be important in lesion formation around the pulmonary veins where pulmonary vein stenosis, (or the narrowing of the lumen of the pulmonary veins which restricts the flow of re-oxygenated blood returning to the heart from the lungs) after conventional ablation therapy is an issue. Our system also creates these lesions at lower power settings because of the effect of higher current density emitted from our smaller coiled electrodes.  We believe that lower power can potentially preserve more cardiac tissue and therefore more cardiac function when compared to conventional ablation.  The user receives feedback from the system on how much power (W) is being emitted by each electrode.

· Added Patient Safety.   Our Surgical Ablation systems feedback provides for additional patient safety.  Additionally a protective shield around the electrodes ensures only tissue in contact with the electrodes as selected by the surgeon will be ablated.  The surrounding tissue is shielded, therefore eliminating inadvertent ablation of non-cardiac tissue.

· Reduced procedure time and hospital stay for the patient. We believe that the procedure performed through two ports using a scope to visualize the access can potentially reduce procedure time for the patient and makes this a viable procedure for more patients who would not normally be able to have an open chest procedure.  The heart does not have to be arrested and the patient can go home after being monitored over night in the short stay unit.

REVELATION Catheters

Our REVELATION Series micro-catheter systems are designed to diagnose AF by creating long, thin, continuous, linear, transmural lesions. A new model of the REVELATION T-Flex, with an atraumatic ball-tip, available with 8 or 16 electrodes, received CE Mark approval in June 2005. Our REVELATION Helix micro-catheter system is designed to diagnose and treat AF that originates from the pulmonary veins, located in the left atria. The REVELATION Helix can both diagnose and treat focal, or localized, AF. The REVELATION Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain AF causing signals. A newer model, the REVELATION Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER, PATHFINDER mini and TRACER diagnostic micro-catheter systems for mapping VT are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to VT ablation should permit our micro-catheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER, PATHFINDER mini, and TRACER. We have temporary decided to focus our efforts on our AF program and postpone our work on the therapeutic VT program. These products are currently used to help localize placement of bi-ventricular pacing leads via CS access.

Our Business Strategy

Our objective is to develop innovative products that provide safer and more effective diagnosis and treatment of AF. We aim to commercialize all of our REVELATION series of ablation products for the treatment of AF in the electrophysiology market and to deliver a Controlled RF Surgical Ablation System to Cardiothoracic surgeons.

Our Controlled RF Surgical Ablation System a micro-catheter-based surgical probe coupled with the INTELLITEMP, an RF energy management device, received 510(k) clearance for use in the United States in January 2003. The FDA also awarded 510(k) clearance in May 2006 for a longer version of the surgical probe having an integrated stabilization sheath.

Our strategy incorporates the following key elements:

· Seek funding necessary to continue operations. Due to our limited cash resources, we plan to continue to seek additional funding. There can be no assurance that we will receive additional funding or that funding can be obtained on terms that are reasonable and acceptable to us.

· Continue Market Launch and Clinical Studies. We are launching the technology on several fronts.  In the US, our partnership with other companies and distributors who have close relationships with Cardiothoracic surgeons will be leveraged to initiate market development of the Surgical Ablation System.  We intend to penetrate the market by selecting key sites and developing them into Centers of Excellence (“COE”).  Once the COE are established, we will be able to penetrate the market with post-approval data, symposia presentations, major meeting/tradeshow strategies, and a registry database. In 2008, we achieved our objective and established regional COE. These centers will train new surgeons as we continue the launch of our Surgical Program. The EP System is being launched in the UK and Germany.  Once again we are developing the market by developing key COE.  Once the COE are established, they will act as peer-to-peer training sites.  We will continue to present at symposia and major meetings/tradeshows to establish our clinical excellence in the Electrophysiology Field.  Multi-center clinical studies are expected to begin in the UK and Germany followed by the US.  The additional data gained from these studies will assist in achieving FDA/PMA approval for the EP Ablation System.  We will also be launching our technology in Asia, including China and Japan.  We anticipate that funds will be needed to develop new markets, penetrate existing markets, and continue clinical studies world-wide. There can be no assurance that we will receive additional funding or that funding can be obtained on terms that are reasonable and acceptable to us.

· Enhance micro-catheter technology to address unmet clinical needs for both mapping and ablation. We are refining our micro-catheter systems to address new clinical needs by enhancing current technology and developing new technology for endocardial access and a treatment for AF.

· Provide micro-catheter systems that lower the cost of treating electrophysiological disorders. Our micro-catheter systems are designed to reduce the average time required for AF and the diagnostic and therapeutic procedures for VT. As a result, less time should be spent in high cost electrophysiology laboratories, reducing the overall cost of AF or VT treatments. The shorter procedure time that we believe will result from the use of our micro-catheter systems should enable physicians to perform a greater number of AF or VT procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our clinical studies to establish enhanced reimbursement for AF and VT procedures using our micro-catheter systems. We believe that our micro-catheter systems will appeal to patients and third-party payers seeking a cost-effective solution to the diagnosis and treatment of AF and VT.

· Provide Surgical Ablation System that lowers the cost of surgical ablation. Our Surgical Ablation System is designed to reduce the average time required for cardiac tissue ablation. As a result, less time should be spent in high cost operating rooms, and post procedure hospital stay.  We believe that the shorter procedure time will result in the physicians being able to perform a greater number of procedures and reduce the overall cost per procedure. In addition, we intend to use data derived from our post market data to establish enhanced reimbursement.  We believe that our Surgical Ablation System will appeal to patients and third-party payers seeking a cost-effective solution.

· Accelerate acceptance and adoption of our Ablation Systems by leading physicians.  We have formed relationships with leading physicians and medical centers in the United States, Europe, China, Thailand and Japan.  We believe that successful acceptance and adoption of these systems by widely recognized experts in the field of electrophysiology and cardiac surgery is an important step in the overall market acceptance of our Systems. We intend to continue to work with leading physicians and medical centers to demonstrate the safety and effectiveness.  We hope this will allow us to establish broad market acceptance of our products.  In addition, we intend to accelerate physician education through additional training with our clinical investigators and peer-reviewed publications.

Products

We are currently focused on market development of the micro-catheter systems for the diagnosis of AF and the Controlled RF Surgical Ablation System for the ablation of cardiac tissue. These systems are designed to access both the right and left atria.

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

Our Surgical Ablation System is a CONTROLLED RF delivery system.  As described previously, our management believes that user control, user feedback, and added patient safety along with our patented technology make it stand out from the competition.  The Probes incorporate irrigation, suction, and illumination.  This aids placement and lesion depth.  The small, flexible, design offers sole port-hole access, potentially decreasing procedure time, patient hospital stay, and patient discomfort.   .

The following table describes our major products and their intended indications and regulatory status:

Therapeutic Products	Description	Indication	U.S. Regulatory Status(1)	International Regulatory Status(1)
REVELATION Mapping Catheter	Eight-electrode micro-catheter designed to map in both right and left atria.	Mapping	510(k) (2) clearance obtained.	Approved in the European Economic Area (CE Mark) (3) and Canada.

REVELATION Tx	Guidewire based eight-electrode micro-catheter system with tissue temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the atrium.	Mapping and Ablation	No immediate plans	Approved in the European Economic Area (CE Mark) and Canada

REVELATION T-Flex	Deflectable and steerable eight-and sixteen-electrode micro-catheter system with temperature sensors designed to map and create long, thin, continuous, linear, transmural lesions in the right atrium.	Mapping and Ablation	Seeking FDA approval to treat AF. Currently in study trial design development.	Approved in the European Economic Area (CE Mark) and Canada

REVELATION Helix	Helical shaped guide-wire eight-electrode micro-catheter system with temperature sensors designed to map and create circumferential, focal linear lesions in the pulmonary vein ostia of the left atrium.	Mapping and Ablation	No immediate plans	Approved in the European Economic Area (CE Mark)

REVELATION Helix STX Surgical Ablation System INTELLITEMP and INTELLITEMP EP Radio Frequency (RF) Energy Management Device
Helical shaped guide-wire 16 -electrode micro-catheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.

Single use Cardima Surgical Ablation Probe with INTELLITEMP Radio Frequency(RF) Energy Management Device

		Pacing Mapping and Ablation Ablation using radiofrequency energy	No immediate plans 510(k) clearance obtained.	Probe is approved in European Economic Area (CE Mark), Thailand Approved in European Economic Area (CE Mark), China

Diagnostic Products
PATHFINDER	Guide-wire based multi-electrode micro-catheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada, Thailand and Japan

PATHFINDER mini	Smallest Cardima PATHFINDER® micro-catheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan, Thailand and Canada

(1)  The regulatory status of our micro-catheter systems reflects our current status of regulatory submission or approvals in the United States, Europe Japan, China and Thailand. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of micro-catheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-K.

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

(5)  PMA is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request approval to market, or to continue to market, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s).

In addition to the major products listed above, our other products are (i) Diagnostic products: TRACER; (ii) support products: VENAPORT, VUEPORT, and NAVIPORT.

Research and New Product Development

We believe that, assuming we obtain the funding necessary to continue operations, our future success will depend in large part on our ability to develop and introduce clinically advanced diagnostic and therapeutic systems that are effective, easy to use, safe and reliable. Our New Product Development department focuses on the continued development and refinement of our existing diagnostic devices, systems and procedures, as well as on the development of new devices, systems and procedures for treating cardiac arrhythmias. While the primary responsibility of the department is to develop new products and transfer them to manufacturing, the department also performs applied research to improve device performance during the earlier stages of product development. In late 2008, as part of gearing up for commercialization, Product Development and Pilot Production Departments also became actively focused on projects to improve product quality, increase production yields and decrease manufacturing times.

Ongoing R&D efforts are aimed at enhancing our suite of ablation devices and ancillary tools for the EP as well as surgical arenas, as well as developments leading to next generation products.

Research and development expenses for the years ended December 31, 2008 and 2007, were $4.4 million and $3.1 million, respectively.

Marketing and Distribution

We have a direct clinical sales team responsible for U.S. sales growth of our products, including the surgical ablation system for AF and the Pathfinder diagnostic catheters for mapping along with our series of guides.  We are focusing our efforts on expanding our domestic customer base working with a distribution network.  We believe that there are between 500 and 600 hospitals in the United States that perform electrophysiology procedures on a routine basis. Further, we believe there are over 800 board certified electro-physiologists practicing domestically.  There are 1,100 surgical centers that could be candidates for surgical AF ablation programs.

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

Our former distributor in Japan, Paramedic Co., Ltd., notified us in the first quarter of 2007 of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan during 2007 and 2008. We understand that the reapplication process takes approximately twelve to eighteen months. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  During the reapplication process, we may have no sales in Japan. We anticipate resuming commercial sales in the second quarter of 2009. However, there can be no assurance that we will be able to resume sales by that time.

In August, 2008, we received approval from the Food and Drug Administration, Ministry of Public Health, in Thailand, to market three main lines of products, including the diagnostic products, the EP therapeutic REVELATION line of products and the Surgical Ablation System.

In October 2008, we established a new strategic surgical relationship and renewed the electrophysiology sales and marketing contract with Biocore, a U.S. Eastern regional sales agent specializing in sales and customer training and support for Cardiac Devices. Biocore's staff will be directly supporting both surgical and cardiac cath lab procedures, as well as assisting cardiac surgeons and electrophysiologists with Cardima's solutions for patient care. Our management believes that this relationship will strengthen Cardima's Surgical Program commercial launch in the U.S.A. by leveraging the existing relationships Biocore has with physicians and hospitals in the eastern United States.

In November 2008, we engaged Peerless Medical Inc. as the distributor for the Cardima Surgical Ablation System in the Midwestern United States, including the St. Louis, Kansas City, Wichita, Topeka and Omaha markets. Peerless, which enjoys strong relationships with leading cardiac surgeons in these territories, will market Cardima's Surgical Ablation System and solutions for cardiac patient care.

In December 2008, we engaged Western Medical Inc. as a distributor for the Cardima Surgical Ablation System and the EP Pathfinder line of diagnostic catheters in the Southern California, Arizona and Nevada regions, including the Los Angeles, San Diego, Las Vegas, Phoenix and Tucson markets. Western Medical has a significant presence within the electrophysiology and surgical ablation community in these regions. The marketing program commenced immediately with the training of 35 Western Medical field sales representatives.

Manufacturing

We fabricate certain proprietary components of our products and assemble, inspect, test and package most into finished products. Designing and manufacturing our products from raw materials allows us to maintain greater control of quality, cost, and the ability to limit outside access to our proprietary technology. Cardima is certified to the exacting standards of the ISO 13485 Quality System Management requirement for Medical Devices.

We believe our custom-designed, proprietary processing equipment and lean tool techniques are important components of our manufacturing strategy.  Our technological expertise includes, but is not limited to, plastics extrusion, braiding, precision coil winding, materials surface preparation, electronics, machining, and hydrophilic coating applications.

 As we receive approval from regulatory agencies to market our products, we may need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. Other challenges include supplier based management, inventory supplies, and an adequately trained employee pool, which could have a material adverse effect on our ability to manufacture products and therefore on our business, financial condition and ability to test or market our products on a timely basis.

Our manufacturing facilities and operations are subject to periodic inspection from various regulatory authorities, and must meet FDA, ISO, and PMDA Quality Management System (QMS) compliance inspections, before we can market our products. We have obtained ISO 13485 Quality Systems certification from TUV Nord and have maintained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. In 2008, we successfully passed the FDA Quality System Inspection Technique, (or QSIT) Audit, of our Quality System, as well as passed a PMDA QMS inspection and an ISO 13485 compliance inspection conducted by our applicable notified bodies. Though successful in these inspections, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and maintain such compliance standards. See "Government Regulation."

Patents and Proprietary Rights

Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. Our strategy is to actively pursue patent protection in the United States and key foreign jurisdictions for technology we believe to be proprietary and which offers a potential competitive advantage for our products. We have filed and intend to continue to file patent applications, both in the United States and selected international markets, to seek protection for proprietary aspects of our technology. We also license intellectual property from commercial entities to obtain the rights to technology that is required for our research, development and commercialization activities.

In 2007, we were awarded an additional patent from the U.S. Patent and Trademark Office for the INTELLITEMP Energy Management Device.  This device is used to control the delivery of radiofrequency (RF) energy during ablation procedures in the EP and surgical markets.  The feedback system incorporates both temperature and impedance from CARDIMA’s full line of ablation microcatheters and surgical probes.  This patent reinforces the uniqueness of the INTELLITEMP’s modular architecture that controls RF energy delivery to any combination of up to 8 electrodes simultaneously along a linear ablation catheter or surgical probe.  In comparison to standard “drag and burn” ablation technologies, simultaneous ablation through multiple electrodes of our linear ablation catheter or surgical probe controlled by the INTELLITEMP shortens procedure time.  Furthermore, this process safely creates clean lesions that have penetrating depth, with no gaps along the linear trajectory.  The INTELLITEMP is marketed in the USA as part of the CARDIMA Surgical Ablation System, and CE Marked in the EU for both surgical and electrophysiology ablation applications.

As of December 31, 2008, we are the assignee to 25 issued United States patents and 5 pending United States patent applications. We also have 24 patents in major international markets that have been validated or granted, and 18 pending foreign applications.

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

In the surgical market, we believe we have advanced technology above and beyond our competition.  However, because our competition has been available for a longer period of time, and has an advantage in sales & marketing resources, Cardima will need to overcome manpower and financial hurdles to penetrate the market.  In the surgical market, patient safety, time, and results are driving market approval/penetration.  We believe our competitors lack the technology to continue market penetration once Cardima has established centers of excellence, developed peer-to-peer training, and has post market data to present at key meetings and symposia.  The major competitors include Atricure, Boston Scientific, and Medtronic.  Smaller startup companies include Estech and CTS Medical.  Again, whether they use RF, unipolar or bipolar, or laser energy, we believe they are unable to match the features and benefits of the Cardima Surgical Ablation System.

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

U.S. Regulation

A medical device may be marketed in the United States only with prior authorization from the U.S. FDA. Devices classified by the FDA as posing less risk are placed either in Class I or II. All Class II and some Class I devices require 510(k) clearance from the FDA prior to marketing. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a Class I or II device already legally on the market or to a "pre-amendment" Class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not required a premarket approval, or PMA, application. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not “substantially equivalent” to a legally marketed Class I or II device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, of which constitutes a major change in its intended use, may require another 510(k) clearance or may be classified as a Class III device. We believe that generally it takes approximately 4 to 12 months from the date of submission to obtain 510(k) clearance. The process may, however, take substantially longer, depending on the circumstances, and there can be no assurance that 510(k) clearance will ever be obtained.

To date, we have received 510(k) clearances from the FDA for our PATHFINDER, PATHFINDER mini and TRACER over-the-wire micro-catheter systems for mapping VT and REVELATION micro-catheter system for mapping AF. In addition, we have received 510(k) clearance for our line of VENAPORT, VUEPORT and NAVIPORT guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearances for a surgical probe, based on REVELATION catheter technology, for the ablation of cardiac tissue during surgery, as well as for a longer version of the surgical probe with an integrated stabilization sheath.

A device that does not qualify for Class I or II is placed in Class III, which is reserved for devices classified by the FDA as posing greater risk, e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device. A Class III device generally must go through the PMA application process to receive FDA approval. This process requires that the manufacturer establish the safety and effectiveness of the device to the FDA's satisfaction. This requires the manufacturer to provide extensive pre-clinical and clinical data, information about the manufacture of the device and its components and information about the labeling and promotional material. As part of the PMA application process, the FDA may inspect the manufacturer's facilities for compliance with the Quality System Regulations, which includes an extensive review of design, manufacturing, and process controls, documentation and other quality assurance procedures.

Upon submission of the PMA application, the FDA determines if the application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes six months to a year, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. Recently, the FDA has heightened its scrutiny of clinical trial data submitted in support of PMA applications. In addition, the FDA may visit an applicant’s facilities and/or its investigator’s sites to audit the clinical data and/or the data collection process and procedures. Near the completion of the PMA application process, an FDA advisory committee, typically a panel of clinicians, will generally be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision-making process and the panel’s recommendation is generally accepted.

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

We have confirmed that our ablation products, including the REVELATION® Tx, REVELATION® T-Flex and REVELATION® Helix for the treatment of certain arrhythmia conditions will be designated as Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

A clinical trial in support of a 510(k) submission or a PMA application often requires an Investigational Device Exemption (IDE) application approved in advance by the FDA to conduct a clinical trial .The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and by the appropriate institutional review boards at the clinical trial sites. During a clinical trial, we would be permitted to sell products used in the study for an amount that does not exceed recovery of the costs of manufacture, research, development and handling. Failure to adhere to regulatory requirements generally applicable to clinical trials and to the conditions of an IDE could result in a material adverse effect on us, including termination of the IDE and an inability to obtain marketing clearance or approval for our products.

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION® Tx micro-catheter system for AF in August 2000. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The FDA required additional clinical data using a randomized clinical trial design. Along with FDA dialogue, we are currently in the early stages of designing a new clinical study trial for use to seek FDA marketing approval.

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

Unanticipated changes in existing regulatory requirements, failure to comply with such requirements or adoption of new requirements could have a material adverse effect on us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, good manufacturing practices, environmental protection, fire hazard control and hazardous material disposal. There can be no assurance we will not incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

Foreign Regulation

In order for us to market our products in Europe and certain other foreign jurisdictions, we must comply with extensive regulations in those jurisdictions regarding safety, performance as well as product design and manufacturing processes. These regulations, including the requirements for regulatory approval and the time period required for regulatory review, vary from country to country. In addition, there may be foreign regulatory barriers other than pre-market approval. There can be no assurance we will obtain regulatory approvals or clearances in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals or clearances. Under certain circumstances, FDA approval is required for us to export our products. Delays in receipt of approvals to market our products, failure to receive these approvals or loss of previously received approvals could have a material adverse effect on our business, financial condition and results of operations.

The European Union has promulgated rules that require commercial medical products to bear the CE Mark. The CE Mark is recognized by the European Union as a symbol of adherence to strict quality systems requirements set forth in the ISO 13485 quality standards for medical devices, as well as compliance with 93/42/EEC, the Medical Device Directive. The CE Mark allows us to market our products throughout the European Economic Area. We received ISO 13485 Quality Systems certification for our manufacturing facility in Fremont, California, which was re-certified in January 2008. These certifications and repeated inspections are required in order to continue to affix the CE Mark to our approved products in Europe. In addition, ISO 13485 certification was obtained in March 2004 to include electrosurgical generators and associated equipment.

We have received regulatory approval to affix the CE Mark to our REVELATION, REVELATION Tx, REVELATION T-Flex and REVELATION Helix micro-catheters for treatment of AF as well as our PATHFINDER diagnostic family of micro-catheters. Failure to receive regulatory approval to affix the CE Mark would prohibit us from selling these products in member countries of the European Union.

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan during 2007 and 2008. We understand that the reapplication process takes approximately twelve to eighteen months. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  During the reapplication process, we may have no sales in Japan. We anticipate resuming commercial sales in the second quarter of 2009. However, there can be no assurance that we will be able to resume sales by that time.

In June 2008 we received regulatory approval from the SFDA and were granted a market access license for the INTELLITEMP and it is the first multichannel radiofrequency (RF) energy delivery device to receive approval for sale in China. The Company was previously awarded an INTELLITEMP patent by the State Intellectual Property Office in 2003.   Existing RF delivery systems currently marketed in China can deliver energy to only one ablation electrode at a time. The INTELLITEMP controls the delivery of RF energy for effective multi-electrode linear ablation in Cardima's systems, namely, the EP Ablation System and the Surgical Ablation System, both designed to treat atrial fibrillation ("AF"). Other Cardima products pending China SFDA approval are the EP ablation catheters and Surgical Ablation Probes.

A 2004 study from Peking University estimates that AF currently affects approximately 10 million patients in China. Published scientific literature in China shows that the percentage of hospital admissions for AF has increased at a faster rate than for cardiovascular admissions generally. As in other countries, the distribution of AF events in China progressively increases with age. China's population of people over the age of 50 will be 332 million in 2010 and will increase to 525 million by 2025, according to the International Institute for Applied Systems Analysis. Studies also show that the incidence of stroke among AF cases is high in China, yet it is difficult to enforce a drug regimen for preventing stroke in this patient population. Therefore, it will be a significant challenge for the public healthcare system in China to manage, control and treat the growing numbers of AF patients. China is one of the world's fastest growing medical markets and holds a high regard for medical products manufactured in the United States and Europe.

In August, 2008, we received approval from the Food and Drug Administration, Ministry of Public Health, in Thailand, to market its three main lines of products, including the diagnostic products, the EP therapeutic REVELATION line of products and the Surgical Ablation System.

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

The U. S. Congress had previously enacted and we received a “pass-through reimbursement allowance category” in March 2001 on all U.S. approved diagnostic and guiding catheter products including the PATHFINDER, REVELATION, TRACER, NAVIPORT, VUEPORT and VENAPORT. Pass-through reimbursement allowed for the direct charge of a specific product for reimbursement. The temporary category status expired on December 31, 2002. The products now sell without the need for such categorization.

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

Employees

At December 31, 2008, we had 77 employees, of whom 73 were full-time employees and 4 were part-time employees. Out of the 73 full-time employees, 11 were engaged directly in research and new product development, 6 in regulatory affairs, quality assurance and clinical activities, 41 in manufacturing, 6 in sales and marketing and 9 in finance and administration. We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Corporate History and Website Information

We were incorporated in Delaware in 1992. Our principal executive offices are located at 47266 Benicia Street, Fremont, California, 94538, and our main telephone number is (510) 354-0300. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.cardima.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission or SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We have adopted a code of ethics, which is part of our Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics is posted on our website at http://www.cardima.com/about/compliance/principles-and-ethics.

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

We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from recent months, management estimates that our cash balance as of December 31, 2008 will be sufficient to fund planned expenditures only for a limited period of time, although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

Our financing arrangements contain, and, if we succeed in closing future financings, those future financings will likely contain, terms which place substantial restrictions on our ability to raise additional funds, such as anti-dilution protection in the event of subsequent financings. We had negative cash flow from operations for the twelve months ended December 31, 2008 of $12 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Our failure to raise capital when needed would likely cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity securities, proceeds from our initial public offering in June 1997, loan facilities and the sale of certain of our patents and other intellectual property. Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future will likely include, terms that could impede our ability to raise additional funds, such as terms requiring the consent of certain security holders before we issue or register additional securities and anti-dilution protection giving those holders the right to receive additional shares of our common stock depending on the terms of our later financings. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

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

Our net losses were approximately $13.7 million for the year ended December 31, 2008 and approximately $42.6 million for the year ended December 31, 2007. As of December 31, 2008, our accumulated deficit was approximately $190.3 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

Our products are considered to be medical devices and are subject to regulation in the United States and internationally. These regulations are wide ranging and govern, among other things:

· Product design and development;
· Product testing;
· Product labeling;
· Product storage;
· Pre-market clearance and approval;
· Advertising and promotion; and
· Product sales and distribution

Before we can market any of our products in the United States or other countries, we must demonstrate that our products are safe and effective and obtain approval or clearance from the applicable governmental authorities. In the United States, we must obtain from the FDA 510(k) pre-market notification clearance for devices that are classified as Class II, or a PMA for devices classified as Class III, such as REVELATION T-Flex, in order to market a product. Currently, the FDA review process for 510(k) clearance requires approximately 120 days and PMA application review process requires approximately six to twelve months or longer. The PMA application review process is in addition to the time required to conduct clinical trials demonstrating safety and effectiveness. However, the timing of such processes can be uncertain and may involve significantly more time than we may anticipate. We cannot guarantee either the timing or receipt of regulatory approval or clearance for any of our products in development. The FDA may request extensive clinical data to support either 510(k) clearance or a PMA. The approval process, including any necessary clinical trials, can involve substantial expense. No assurance can be given that we will ever be able to obtain the necessary approvals for any of our products. Our failure to do so on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

To date, although we received 510(k) clearance for the use of the Surgical Ablation System (SAS) to ablate cardiac tissue, none of our electrophysiology products in development for the ablation of AF or VT has received regulatory approval in the United States. The SAS has received 510(k) clearance only for ablating cardiac tissue and not for any other purpose or any specified treatment. If we cannot gain U.S. regulatory approvals, our business will be materially harmed and we may be unable to secure the funding needed to continue operations. Even if we raise the funding necessary to continue operations, successfully develop our ablation products and obtain the required regulatory approvals, we cannot be certain that our ablation products and their associated procedures will ultimately gain market acceptance. Because our sole product focus is to design and market micro-catheter systems to map and ablate AF and VT, our failure to obtain regulatory approval for and successfully commercialize these systems would materially harm our business.

In the United States, we are required to seek a PMA for AF treatment claims using our ablation products, such as the REVELATION T-Flex micro-catheters, since they have been classified as Class III devices. The process of obtaining a PMA is expensive, lengthy and uncertain and requires clinical trials to demonstrate the safety and effectiveness of the product.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the FDA or other regulatory agency on a timely basis or at all. If the FDA does not approve our products for commercial sales, our business will be harmed.

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

We have a direct clinical sales team responsible for U.S. sales of our products, including the surgical ablation system for AF and the Pathfinder diagnostic catheters for mapping along with our series of guides.  We are focusing our efforts on expanding our domestic customer base working with a distribution network. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

We distribute our products internationally through third-party distribution channels in key target markets. Our European sales presence includes our own clinical research manager and a sales consultant. These on-going European distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, and Central and Eastern Europe. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful European business. Failure to do so would harm our business.

Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, REVELATION and TRACER micro-catheter systems are conducted through an exclusive distributor in Europe and Japan.   Paramedic Co., Ltd., our distributor in Japan, in the first quarter of 2007, notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER® in Japan. As a result, we had no sales in Japan during 2007. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  During the reapplication period, we may not have any sales in Japan. We anticipate resuming commercial sales in the second quarter of 2009. However, there can be no assurance that we will be able to resume sales by that time. Furthermore, we cannot be certain that our distributors will be able to effectively market and sell our products. In the past, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. Our failure to establish and maintain successful distribution relationships would harm our business.

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

The market for catheters to diagnose or treat AF and VT is highly competitive. Our micro-catheter systems for the mapping and ablation of AF and VT are new technologies. Safety, cost efficiency and effectiveness are the primary competitive factors in this market. Other competitive factors include the length of time required for products to be developed and receive regulatory approval and, in some cases, reimbursement approval. Existing treatments with which we must compete include:

·      Conventional catheters using the “drag and burn” or “dot to dot” technique;
·      Anti-arrhythmic and anti-coagulant drugs;
·      External electrical shock to restore normal heart rhythms and defibrillation;
·      Implantable defibrillators;
·      Purposeful destruction of the atrial-ventricular node followed by implantation of a pacemaker; and
·      Open-heart surgery known as the “maze” procedure

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

After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. Our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, and other regulatory agencies, including, but not limited to:

·      Fines;
·      Injunctions;
·      Recall or seizure of products;
·      Withdrawal of marketing approvals or clearances;
·      Refusal by the FDA to grant clearances or approvals; and
·      Civil and criminal penalties

We also are required to demonstrate and maintain compliance with the FDA’s Quality Systems Requirements for all of our products. The FDA enforces the QSR through periodic inspections, including a pre-approval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the QSR and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx, REVELATION Helix, TRACER micro-catheters  VUEPORT and NAVIPORT guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP radio frequency energy management devices during the first quarter of 2004.

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

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan during the first quarter of 2007. We understand that the reapplication process takes approximately twelve to eighteen months. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  During the reapplication process, we may have no sales in Japan. We anticipate resuming commercial sales in 2009. However, there can be no assurance that we will be able to resume sales by that time.

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

A component of our strategy is to expand our international sales revenues. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international risks we believe are most likely to affect us are:

· Export license requirements for our products;
· Exchange rate fluctuations or currency controls;
· Changes in the regulation of medical products by the European Union or other international regulatory agencies;
· The difficulty in managing a direct sales force from aboard;
· The financial condition, expertise and performance of our international distributors and any future international distributors;
· Domestic or international trade restrictions; and
· Changes in tariffs

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

Third-party payers may deny reimbursement if they determine that a prescribed device:

· Has not received appropriate regulatory clearances or approvals;
· Is not used in accordance with cost-effective treatment methods as determined by the payor; or
· Is experimental, unnecessary or inappropriate

If we receive FDA clearance or approval, third-party reimbursement also would depend upon decisions by the United States Health Care Financing Administration for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals may be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. There can be no assurance that:

· Reimbursement for our products will be available domestically or internationally;
· If available, that such reimbursement will be available in sufficient amounts in the United States or in international markets under either government or private reimbursement systems;
· Physicians will support and advocate reimbursement for procedures using our products

Failure by hospitals and other users of our products to obtain reimbursement from third-party payers or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products would harm our business. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We cannot be certain that we will be able to manufacture our products in high volumes at commercially reasonable costs.

We currently manufacture our micro-catheter systems in limited quantities for U.S. and international sales and for pre-clinical and clinical trials. However, we have limited experience manufacturing our products in the amounts necessary to achieve significant commercial sales. For example, we currently do not have the ability to manufacture one of the components of our SAS in substantial quantities. We expect that if U.S. sales of our PATHFINDER micro-catheter products, our REVELATION micro-catheter products, or our SAS increase or if we receive FDA clearance or approvals for other products, we will need to expend significant capital resources and develop additional manufacturing capacity to establish large-scale manufacturing capabilities. However, we could encounter problems related to:

· Capacity constraints;
· Production yields;
· Quality control; and
· Shortage of qualified personnel

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

The general economic downturn both in the US and worldwide may have a significant impact on our financial condition and operating results.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

We do not intend to pay cash dividends on our stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

We may be adversely affected by regulatory requirements, tax requirements and The Sarbanes-Oxley Act. We may not be able to implement Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis and we had identified material weakness in our system of internal controls.

We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company as well as numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens.

We will be subject to reporting on internal controls in accordance with Section 404 of The Sarbanes-Oxley Act for auditors attestation for fiscal years ending on or after December 15, 2009. The Company is currently unable to predict the cost or difficulties required to complete such certifications. We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to remediate these problems on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

·	The ability of the Board of Directors to alter our bylaws without stockholders’ approval;
·
The ability of the Board of Directors to issue, without stockholders’ approval, up to five million shares of preferred stock with rights set by the Board of Directors, which rights could be senior to those of our common stock; and

·	The elimination of the rights of stockholders to act by written consent

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 DESCRIPTION OF PROPERTY

We lease a 29,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet clean-room, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly, test and inspection areas, and a materials area. Our amended facility lease expires on May 31, 2010. We believe that we will be able to obtain additional commercial space if needed.

ITEM 3.                 LEGAL PROCEEDINGS

On March 3, 2008, Mr. Gabe Vegh, our former Chief Executive Officer and Chairman of the Board of Directors, filed a claim against us in the Superior Court in Alameda County, California, for violation of statues, breach of contract, bad faith, wrongful termination and damages. The action was commenced in connection with our termination of Mr. Vegh in August 2007. We are in the process of responding to the complaint and intend to defend ourselves vigorously.

On October 31, 2007, we received a letter from the law firm representing our former Director of Operations, Larry Stevens in which claims were made against us for damages due to wrongful termination in violation of public policy, breach of contract and other related claims.  We determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. In February 2009, we reached an agreement with Mr. Stevens to settle all disputes and release all claims against each other.

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

YEAR ENDED DECEMBER 31, 2008	High	Low
First Quarter	$0.71	$0.39
Second Quarter	2.14	0.58
Third Quarter	1.88	1.12
Fourth Quarter	1.73	1.30

YEAR ENDED DECEMBER 31, 2007
First Quarter	$1.80	$0.50
Second Quarter	1.70	0.40
Third Quarter	0.64	0.50
Fourth Quarter	0.60	0.41

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of December 31, 2008, we had approximately 86 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

In December 2007, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 18 million shares of our Common Stock in the aggregate principal amount of $9 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2.7 million shares of our Common Stock at an exercise price of $0.55 per share. At our option, we may force the Holder to exercise the Warrant at a price per share equal to $0.55 per share, provided that (i) our Common Stock is trading at a price equal to or greater than $1.00 for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares.  The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1.

In May 2008, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 8,474,992 shares of our Common Stock in the aggregate principal amount of $5.1 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 per share. At our option, we may force the Holder to exercise the Warrant at a price per share equal to $0.65 per share, provided that (i) our Common Stock is trading at a price equal to or greater than $1.00 per share for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares. We also issued 1,500,000 warrants to purchase shares of our common stock to Apix International, Limited (“APIX”) at an exercise price of $0.60 per share. The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1.

On February 28, 2009, we entered into a subscription agreement with an accredited investor providing for the sale of (i) a total of 18,518,518 shares of our Common Stock at a price equal to $1.08 per share, in the aggregate principal amount of $20 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share. At our option, we may force the Holder to exercise the Warrant at a price per share equal to $1.08, provided that (i) our Common Stock is trading at a price equal to or greater than $1.58 per share for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares. The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1.  APIX acted as placement agent.  We provided for up to $80,000 in expense reimbursements.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Apix International Limited

APIX is an entity that is solely owned by Robert Cheney who is also the CEO, CFO and a Director of our Company. Mr. Cheney was appointed as the CEO in June 2007. APIX acted as agent for all of our recent financing activities.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by Cardima stockholders	9,301,636	$0.93	21,365,971
Total	9,301,636	0.93	21,365,971

Equity compensation plans approved by our shareholders include our 1993, 1997, 2003 and 2007 Stock Option Plans.

ITEM 6.                      SELECTED FINANCIAL DATA

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended December 31, 2008. The financial data has been derived from our audited financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis and Results of Operations” and Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Sales	1,456	1,157	1,541	1,859	2,366
Cost of sales	2,481	1,613	2,023	1,999	2,608
Gross deficiency	(1,025)	(456)	(482)	(140)	(242)
Operating expenses	12,693	8,294	4,774	6,891	9,475
Operating loss	(13,718)	(8,750)	(5,256)	(7,031)	(9,717)
Interest income (expense)	115	(865)	(1,753)	(1,297)	4
Other income (expenses)	(121)	17	-	-	-
Other non-cash expenses	-	-	-	-	(33)
Loss on debt extinguishment	-	(15,182)	(2,256)	-	-
Loss on excess shares over authorized	-	(7,737)	(2,886)	-	-
Loss on debt settlement	-	(10,129)	-	-	-
Income tax	1	-	-	-	-
Net loss	(13,725)	(42,646)	(12,151)	(8,328)	(9,746)
Basic and diluted net loss per share	(0.11)	(1.31)	(1.19)	(0.08)	(0.11)
Weighted average shares outstanding	121,945	32,442	10,170	101,408	85,703

Balance Sheet Data:
Cash, cash equivalents and short-term investments	5,375	6,819	942	124	3,854
Working capital (deficit)	(338)	6,018	(12,986)	(4,088)	4,158
Total assets	8,791	8,004	2,217	1,746	6,537
Total current liabilities	8,144	1,563	14,852	5,481	1,946
Total liabilities	8,230	1,623	14,936	5,509	1,998
Total shareholders’ equity (deficit)	561	6,381	(12,719)	(3,763)	4,539

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-K. With respect to this discussion, the terms “Cardima,” “Company,” “we,” “us,” and “our” refer to Cardima, Inc. This discussion and analysis may contain forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

Since 2001, our efforts have primarily focused on developing differentiated products that diagnose and treat AF, including our REVELATION Tx micro-catheter for use in the electrophysiology (EP) market, and our Surgical Ablation System (SAS) for use in the surgical market.  Our EP products allow for the mapping (diagnosis) and ablation (treatment) of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia.

We have experienced significant operating losses since inception.  We expect that our operating losses will continue for the foreseeable future as we continue to invest substantial resources in product development, pre-clinical and clinical trials, seeking regulatory approval, sales and marketing and manufacturing. Because our cash resources are extremely limited, we must raise additional capital in the immediate future in order to continue to pursue FDA approval for our REVELATION Tx micro-catheter system, or seek to sell or otherwise consummate a strategic transaction involving our SAS or other operations.

On April 19, 2007, the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) recommended to not approve our REVELATION Tx Microcatheter System’s PMA.  We will consider our options regarding this decision in the U.S. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION T-Flex and the INTELLITEMP in the European Union and the rest of the world where we are licensed to promote and sell these products.

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

In May 2008, we raised an aggregate principal amount of $5.1 million through the sale of 8,474,992 shares of our Common Stock to certain accredited investors. We also issued warrants to the investors to purchase shares of our Common Stock. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the "Financing Documents") with an accredited investor and shareholder of our company (the “Note Holder”) pursuant to which we will issue a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder of the Note a general charge on all of our assets.

On February 28, 2009, we raised an aggregate principal amount of $20.0 million through the sale of 18,518,518 shares of our Common Stock to the Note Holder. The Note Holder agreed to convert the Advance into shares and waive all accrued interest.  We also issued warrants to purchase shares of our Common Stock. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

We intend to use the net proceeds of the offerings for general corporate purposes, including working capital and equipment purchase.

Results of Operations - Years Ended December 31, 2008 and 2007

The following table set forth, for the periods indicated, our results of operations expressed in dollar amounts and as percentage of total sales:

	Year ended December 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
	(dollar in thousands)
Sales	$1,456	100.0%	$1,157	100.0%
Cost of sales	2,481	170.4%	1,613	139.4%
Gross deficiency	(1,025)	-70.4%	(456)	39.4%

Operating expenses:
Research and development	4,381	300.9%	3,091	267.2%
Selling, general and administrative	8,312	570.9%	5,203	449.7%
Total operating expenses	12,693	871.8%	8,294	716.9%

Operating loss	(13,718)	-942.2%	(8,750)	-756.3%

Other income (expense)
Interest income and (expense), net	115	7.9%	(865)	-74.8%
Other income (expense)	(121)	-8.3%	17	1.5%
Loss on debt extinguishment	-	-	(15,182)	-1312.2%
Loss on excess shares over authorized	-	-	(7,737)	-668.7%
Loss on debt settlement	-	-	(10,129)	-875.4%
Total other income (expense)	(6)	-0.4%	(33,896)	-2929.6%

Total pre-tax loss	(13,724)	-942.6%	(42,646)	-3685.9%

Income tax	1	0.1%	-	-

Net loss	$(13,725)	-942.7%	$(42,646)	-3685.9%

Sales
    Sales were $1.5 million in 2008 as compared to $1.2 million in 2007 mostly due to increased sales of our surgical ablation products to our domestic customers and distributors.

    We had no sales to Japan during 2008 and 2007, as our former Japanese distributor failed to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. During the reapplication process, we may have limited or no sales in Japan. We anticipate resuming commercial sales in Japan the second quarter of 2009. However, there can be no assurance that we will be able to resume sales by that time.

Cost of Sales; gross deficiency

    Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold as a percentage to sales increased to 170% in 2008 as compared to 139% in 2007 due mostly to higher compensation costs of $878,000 from increased headcount in anticipation of the commercialization of the surgical line of products as well as the positioning of our PATHFINDER line of products in anticipation of shipments to Japan as soon as the Shonin Application is approved, which is expected in early 2009. In the fourth quarter of 2008, we had identified $261,000 of idle facility costs as certain plant operating costs as a result of an extended period of production down-time for maintenance of manufacturing equipment as well as down-time due to FDA audits. We expect the cost of goods sold as a percentage of sales to improve as sales volume increases.

Research and Development Expenses

    Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses in 2008 increased by $1.3 million as compared to the expenses in 2007 primarily due to higher compensation expense of $469,000 from increased headcount of 10 employees and higher outside consulting expenses of $694,000.

Selling, Marketing, General and Administrative Expenses

    Selling, general and administrative expenses increased by $3.1 million in 2008 as compared to 2007 largely attributable to (i) non-cash stock-based compensation expenses of $1.8 million, (ii) legal expenses of $442,000, (iii) compensation and consulting expenses of $367,000, (iv) investor relations expenses of $66,000, and (v) Sarbanes Oxley compliance expenses of $40,000, and (vi) offset in part by lower cost of fund raising expenses of $361,000.

Other income (expense)

    Other income, net of expense, in 2008 was $6,000 as compared to expenses of $33.9 million in 2007. The expenses in 2007 mainly included (i) charges from the recognition of the extinguishment of debt treatment of $15.2 million, (ii) $7.7 million arising from shares to settle convertible debt in excess of corporate authority, (iii) a loss of $10.1 million on non-cash conversion of debt in to equity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 and 2007, we had cash and cash equivalents of approximately $5.3 million and $4.8 million, respectively.  Our short-term investments were $50,000 and $2 million as of December 31, 2008 and 2007, respectively.

Net cash used in operating activities in 2008 was $11.9 million, an increase of $5.2 million over cash used in 2007. The cash used in 2008 was primarily due to increased product development, outside consultants, clinical, personnel related expenses.  We also increased inventory by $1.2 million in anticipation of the sale of our PATHFINDER products in Japan once the necessary regulatory approval is obtained, and for the commercialization of the surgical line of products.

Net cash provided by investing activities was $1.3 million in 2008 as compared to $2.2 million of cash used in investing activities in 2007.  The cash provided in 2008 was primarily due to the maturity of short-term investments. We continue to invest in capital expenditures primarily to acquire lab equipment, computer hardware and software to support the growth of our business. Our capital expenditures totaled $686,000 in 2008 as compared to $177,000 in 2007.

Recent Financing Transactions

Net cash provided by financing activities was $11.1 million in 2008 as compared to $12.7 million in 2007. We intend to use the net proceeds for general corporate purposes, including working capital and equipment purchase. During 2007, we raised $9 million from the sale of our Common Stock and $3.7 million from loan financing.

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, common stock, debt financing, and lease financing.

In May 2008, we raised an aggregate principal amount of $5.1 million through the sale of 8,474,992 shares of our Common Stock to certain accredited investors. We also issued warrants to the investors to purchase shares of our Common Stock. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the "Financing Documents") with an accredited investor and shareholder of our company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Note Holder a general charge on all of our assets. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

On February 28, 2009, we raised an aggregate principal amount of $20.0 million through the sale of 18,518,518 shares of our Common Stock to the Note Holder. The Note Holder agreed to convert the Advance into shares and waive all accrued interest.  We also issued warrants to purchase shares of our Common Stock. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

We believe our existing cash and cash equivalents and the additional capital raised in 2009 will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our products and services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

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

Allowance for Notes Receivable Loss. The reserve for doubtful notes represents management’s estimate of principal and accrued interest losses as of the balance sheet date. Determination of the reserve is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows. Also, specific reserves are established in cases where management has identified significant conditions or circumstances related to an individual’s credit that we believe indicates the note is uncollectible. Note losses are charged off against the reserve. Evaluations of the reserve balance are conducted quarterly.

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review our allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable.

Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead. We periodically review our inventory for excess, obsolescence or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would record a charge to cost of goods sold. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions.  If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Stock-Based Compensation. We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006. Prior to adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. Assumptions used for 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	2008	2007
Stock options:
Dividend yield	0.0%	0.0%
Volatility factor	159.6%	188.0%
Risk-free interest rate	3.6%	4.3%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods	$1.36	$0.44

In estimating the expected term, we considered our historical stock option exercise experience including forfeitures, our post vesting termination pattern and the term of the options outstanding. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. We based our determination of expected volatility on our historical stock price volatility over the expected term. Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data and is expected to be minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2008 fiscal year. The adoption of EITF Issue No. 06-11 did not have a significant impact on our financial position, results of operations or cash flows.

Also in June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our financial position and results of operations.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (SFAS No. 157)”. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to our financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active”, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We are currently evaluating the impact of adopting the remaining parts of SFAS No. 157 and FSP 157-3 in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) amends SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R). We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on our results of operations, financial condition or liquidity.

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

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Since our distributors in the Netherlands and England who distribute our products to the respective countries and invoice in Euros and British Pounds, we have exposure to exchange rate fluctuations between the Euro, British Pounds and the U.S. Dollar. Our foreign-currency-based sales to these countries have been insignificant in 2008 and 2007; as a result, the effect of the foreign exchange fluctuations on our financial results has not been significant.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF PMB HELIN DONOVAN, LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan
San Francisco, California

March 19, 2009

CARDIMA, INC.
BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,325	$4,811
Accounts receivable, net of allowances for doubtful accounts of $187 and $77, respectively	169	183
Short term investment	50	2,008
Inventories, net	1,566	402
Prepaid expenses	687	46
Other current assets	9	131
Total current assets	7,806	7,581

Property and equipment, net of accumulated depreciation of $2,988 and $3,428 at December 31, 2008 and 2007, respectively	924	362
Other assets	61	61
TOTAL ASSETS	$8,791	$8,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$443
Accrued liabilities	1,477	911
Deferred revenue	112	-
Loans payable	12	10
Capital leases – current portion	25	24
Notes payable to related-party – current portion	6,100	175
Total current liabilities	8,144	1,563

Loans payable – net of current portion	41	53
Capital leases – net of current portion	45	7
TOTAL LIABILITIES	8,230	1,623

Shareholders’ Equity:
Preferred stock, series A, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 125,134,721 and 116,316,311 shares issued and outstanding at December 31, 2008 and 2007, respectively	125	116
Additional paid-in-capital	190,220	182,324
Accumulated deficit	(190,284)	(176,559)
Total shareholders’ equity	561	6,381
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,791	$8,004

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007

Net sales	$1,456	$1,157
Cost of goods sold	2,481	1,613
Gross deficiency	(1,025)	(456)

Operating expenses
Research and development	4,381	3,091
Selling, general and administrative	8,312	5,203
Total operating expenses	12,693	8,294

Operating loss	(13,718)	(8,750)

Other income (expense)
Other income / (expense)	(121)	17
Interest income and (expense), net	115	(865)
Loss on debt extinguishment	-	(15,182)
Loss on excess shares over authorized	-	(7,737)
Loss on debt settlement	-	(10,129)
Total other income / (expense)	(6)	(33,896)

Loss before income taxes	(13,724)	(42,646)

Income taxes	1	-
Net loss	$(13,725)	$(42,646)

Basic and diluted net loss per share	$(0.11)	$(1.31)

Shares used in computing basic and diluted net loss per share	121,945	32,442

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
Statement of Shareholders’ Equity (deficit)
For the years ended December 31, 2008 and 2007
(In thousands)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-In-Capital		Total Shareholders’ Equity (deficit)
	Shares	Amount	Shares	Amount		Accumulated Deficit
Balance at December 31, 2006	-	$-	10,235	$9	$121,185	$(133,913)	$(12,719)
Common stock issued under employee stock plans		-	75	1	34	-	35
Common stock issued for services		-	6		3	-	3
Expense for vesting of stock options granted to employees and non-employees		-			488	-	488
Relative fair value of warrants issued and beneficial conversion feature		-			12,073	-	12,073
Warrants issued as compensation expense		-			1,234	-	1,234
Conversion of Debt to Common stock and repurchase of warrants		-	88,000	88	27,702	-	27,790
Sale of common stock		-	18,000	18	8,982	-	9,000
Preferred Stock issued for fees	5,000	500			-	-	500
Reclassification of derivative liability for excess shares to paid-in capital		-		-	10,623	-	10,623
Net Loss		-				(42,646)	(42,646)

Balance at December 31, 2007	5,000	$500	116,316	$116	$182,324	$(176,559)	$6,381
Common stock issued under employee stock plans		-	343	2	160	-	162
Expense for vesting of stock options granted to employees and non-employees		-			1,791	-	1,791
Warrants issued as compensation expense		-			868	-	868
Sale of common stock		-	8,475	7	5,077	-	5,084
Net Loss		-				(13,725)	(13,725)
Balance at December 31, 2008	5,000	$500	125,134	$125	$190,220	$(190,284)	$561

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,725)	$(42,646)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	190	97
Non-cash stock-based compensation	1,791	491
Non-cash compensation	868	1,234
Non-cash interest expense (income)	-	649
Loss on excess shares over authorized	-	7,737
Loss on debt extinguishment	-	15,182
Loss on debt settlement	-	10,129
Preferred shares issued for fees	-	500
Excess and obsolete inventory	-	37
Allowance for doubtful accounts	110	63
Changes in operating assets and liabilities:
Accounts receivable	(96)	168
Inventories	(1,164)	(116)
Prepaid and other assets	(519)	18
Accounts payable, accrued compensation and other liabilities	455	(112)
Deferred revenue	112	-
Accrued interest and fees	83	(111)
Net cash used in operating activities	(11,895)	(6,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(50)	(2,008)
Maturity of short-term investment	2,008	-
Purchase of property and equipment	(686)	(177)
Net cash provided by/(used in) investing activities	1,272	(2,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(24)	(15)
Proceeds from notes payable	5,990	-
Payments on notes payable	(75)	(6)
Net proceeds from loan financing	-	3,720
Net proceeds from sale of common stock	5,246	9,035
Net cash provided by financing activities	11,137	12,734

Change in cash and cash equivalents	514	3,869
Beginning cash and cash equivalents	4,811	942
Ending cash and cash equivalents	$5,325	$4,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$-
Cash paid for interest	$28	$10

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to equity	$-	$10,129
Equipment acquired under capital lease arrangements	$79	$-
Issuance of preferred stock to pay for accrued fees	$-	$500

The accompanying notes are an integral part of these financial statements.

CARDIMA, INC.
Notes to Financial Statements
December 31, 2008

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cardima, Inc., (“The Company”) was incorporated in the State of Delaware on November 12, 1992. We are a medical device company focused on the diagnosis and treatment of cardiac arrhythmias.  Arrhythmias develop from abnormal electrical currents within the heart, and can be associated with fast, slow and/or irregular heartbeats.  Most arrhythmias are symptomatic, and some are associated with significant morbidity and even mortality.  Our products have been developed for the diagnosis and treatment of the two most common forms of arrhythmias, atrial fibrillation (AF) and ventricular tachycardia (VT), with AF being the focus of our clinical and commercial efforts. We sell our products worldwide through distribution channels.

Reverse Stock split

Our Board of Directors authorized a one-for-ten reverse stock split which became effective on July 31, 2007 to shareholders of record. Based on approximately 102,354,679 pre-split shares of Common Stock issued and outstanding as of  June 30, 2007, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

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

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitled the holder thereof to one vote per share and is otherwise identical to one share of the Old Common Stock. The percentage ownership of management, the number of stockholders or any aspect of our business has not changed materially because of the Reverse Stock Split.

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

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition,” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Payment terms are either open trade credit or cash. We generally allow the customers to return defective, damaged and in certain cases expired products for credit. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and the risk of loss at the shipping point. The distributors do not have any price protection or return rights. We also have agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. We base our provisions for excess, obsolete or expired inventory primarily on a percentage based on our aged category and on our production levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, obsolete or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect the estimates related to excess and obsolete inventory. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Assets Held as Leasehold Improvements

Assets held as leasehold improvements are recorded at cost and included with property and equipment. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Cost of Goods Sold

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly, shipping and handling charges, testing costs and manufacturing overhead.

Research and Development

Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During the year ended December 31, 2008, we believe that there has been no indicator of impairment.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a Company recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We determined that there was no impact as a result of the adoption of FIN No. 48.

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations include compensation expense related to share-based awards granted prior to January 1, 2006 that have vested based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Net Loss per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Our common share equivalents consist of stock options, warrants, and convertible preferred shares.

The following outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders:

	2008	2007
Options to purchase common stock	9,301,636	5,988,496
Warrants to purchase common stock	9,228,656	6,561,994
Convertible preferred shares	1,000,000	1,000,000
Total	19,530,292	13,550,490

The following table presents the calculation of basic and diluted net loss per share: (in thousands, except per share amounts)

	2008	2007
Net loss available to common shareholders	$(13,725)	$(42,646)
Weighted average common shares outstanding	121,945	32,442
Basic and diluted net loss per share available to common shareholders	$(0.11)	$(1.31)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. In October 2008, the Federal Deposit Insurance Corporation announced the Term Policy Liquidity Guarantee Program which provides deposit insurance for funds in non-interest bearing transaction deposit accounts. As of December 31, 2008, we had cash and cash equivalents of $5.3 million.

Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We recognize allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowance for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable. For the period ended December 31, 2008 and 2007, we established an allowance for doubtful accounts of $187,000 and $77,000, respectively.

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

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2008 and 2007, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

Classification of Financial Instruments

In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, we have recorded the value of warrants issued and the outstanding shares of Preferred Stock Series A as a component of equity on the balance sheet.

Accounting for Convertible Debt Securities

We account for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, we use the Black Scholes model and the net present value of certain penalty amounts.

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

From the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the net present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. We had Amendments in February 2006 and June 2007 to the convertible promissory note and the related warrants issued to APIX, and substantial modification in terms of the convertible note occurred. Upon further analysis, we determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original convertible note and the new convertible note had occurred. Therefore, we extinguished the original convertible note, along with the related unamortized discounts and deferred loan costs, and recorded the new convertible note at its fair value. The extinguishments required us to record an extinguishment debt expense of $15.2 million in 2007.

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

Segment Reporting

We identify our operating segments based on how we evaluate separate financial information (if available), business activities and management responsibilities. We have determined that we operate in a single business segment, the manufacturing and sale of device-based medical therapies. All of our revenues have been derived from this business segment.

Fair Value of Financial Instruments

Our financial instruments at December 31, 2008 consist of cash, a short term investment, accounts receivable, inventory, accounts payable, other current liabilities, loan payable and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Off-Balance-Sheet Arrangements

As of December 31, 2008 and 2007, we did not have any off-balance sheet arrangements.

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

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit, quality financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, we routinely assesses the financial strength of our customers and, as a consequence, believe that the receivable credit risk exposure is limited.

Recent Accounting Pronouncements

 In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2008 fiscal year. The adoption of EITF Issue No. 06-11 did not have a significant impact on our financial position, results of operations or cash flows.

Also in June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our financial position and results of operations.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (SFAS No. 157)”. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to our financial statements. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We are currently evaluating the impact of adopting the remaining parts of SFAS No. 157 and FSP 157-3 in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) amends SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R). We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on our results of operations, financial condition or liquidity.

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

Private Placement

Apix International Limited (“APIX”) is an entity that is solely owned by Robert Cheney who is also the CEO, CFO and a Director of our Company. Mr. Cheney was appointed as the CEO in June 2007. APIX acted as agent for all of our recent financing activities.

In December 2007, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 18 million shares of our Common Stock in the aggregate principal amount of $9 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2.7 million shares of our Common Stock at an exercise price of $0.55 per share. At our option, we may force the Investors to exercise the Warrant at a price per share equal to $0.55, provided that (i) our Common Stock is trading at a price equal to or greater than $1.00 for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares.  The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1. We issued warrants to APIX to purchase an aggregate of 3 million shares of our Common Stock at an exercise price of $0.55 per share.  We provided for $75,000 in expense reimbursements.

In May 2008, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 8,474,992 shares of our Common Stock in the aggregate principal amount of $5.1 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 per share. At our option, we may force the Investors to exercise the Warrant at a price per share equal to $0.65, provided that (i) our Common Stock is trading at a price equal to or greater than $1.00 per share for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1. We provided for $80,000 in expense reimbursements.

On February 28, 2009, we entered into a subscription agreement with an accredited investor providing for the sale of (i) a total of 18,518,518 shares of our Common Stock at a price equal to $1.08 per share, in the aggregate principal amount of $20 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share. At our option, we may force the Holder to exercise the Warrant at a price per share equal to $1.08, provided that (i) our Common Stock is trading at a price equal to or greater than $1.58 per share for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the Holder in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares. The Warrants have an expiration date of 5 years from the date of issuance. Pursuant to the Subscription Agreement, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the Shares and Warrants, a registration statement on Form SB-2, now S-1.  We provided for up to $80,000 in expense reimbursements.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Extinguishment of debt

On February 14, 2006 we received an extension of our credit facility of $660,000 and an extension of the maturity date from February 28, 2006 to May 31, 2006, and were granted control of the exercise of warrants. At that date we were deemed no longer to be required to net cash settle the warrants or the convertible features of the debt. In exchange, we granted the lender an additional 3,180,000 (post split) warrants and reduced the exercise price from $0.10 to $0.06 per share. We also agreed to pay additional fees of $680,000 and give the lender convertibility of the principal portion of the debt. We determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction we recognized a loss of $2.3 million. The value of the beneficial conversion feature was recorded at its intrinsic value. The additional warrants were computed using the Black Scholes method assuming a 4.8% risk free interest rate, a life of 0.32 years, and a volatility rate of 92.29%.

On June 27, 2007 we received an additional extension of our credit facility and an extension of the maturity date from February to December 31, 2007 in conjunction with a plan to convert all of the existing debt to equity, as discussed in Note 1. In exchange we granted the lender an additional 14,160,000 warrants, reduced the exercise price from $0.06 to $0.04 per share. We also agreed to pay additional fees of $3.4 million. We determined that the transaction should be treated as an extinguishment of debt. In conjunction with the transaction, we recognized a loss of $15.2 million. The additional warrants were computed using the Black Scholes method assuming a 4.8% risk free interest rate, a life of 9.16 years, and a volatility rate of 160.39%.  At the same time we eliminated our derivative warrant liability as described in EITF 00-19. As the maturity date was short and within our fiscal year, we deemed that the additional fees were part of the extinguishment and included them as part of the loss as noted above.

As the conversion of debt to equity was pending, October 3, 2007, and within our fiscal year, we deemed that the additional fees were part of the extinguishment and included them as part of the loss. The facility fee of $500,000 was immediately converted to 5,000,000 shares of preferred stock series A.

2. Short term investment

As of December 31, 2008, and 2007, we had $50,000 and $2 million, respectively, in a certificate of deposit with maturity periods of less than twelve-months. The $50,000 certificate-of-deposit is used as a collateral for our corporate credit card.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2008	2007
Raw Materials	$736	$611
Work-In-Process	34	23
Finished Goods	1,024	384
Reserve for obsolescence	(228)	(616)
Inventories	$1,566	$402

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market.  The Company had allowances for excess and obsolete inventory of approximately $228,000 and $616,000 at December 31, 2008 and 2007, respectively.  The Company had inventories located in foreign countries, and held by our local distributors, of approximately $83,000 and $50,000 as of December 31, 2008 and 2007, respectively.

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

Pursuant to SAFA No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, or spoilage. Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In the fourth quarter of 2008, we had identified $261,000 of idle facility costs as certain plant operating costs as a result of an extended period of production down-time for maintenance of manufacturing equipment as well as down-time due to FDA audits. These are included in our research and development and general and administrative expenses on our statement of operations for 2008.

4. Property and Equipment

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was approximately $190,000 and $97,000 for fiscal years 2008 and 2007, respectively.

Property and equipment consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Equipment	$3,554	$3,520
Leasehold improvements	358	270
	3,912	3,790
Less accumulated depreciation and amortization	(2,988)	(3,428)
Property and equipment, net	$924	$362

Equipment includes property and equipment financed under capital leases, which amounts to approximately $79,000 at December 31, 2008. Accumulated amortization related to the leased assets is $16,000.  Equipment also includes $1,290,000 of fully depreciated idle equipment during 2008 and 2007.

5. Loans Payable

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and shareholder of our company pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million.  The Note bears interest at a rate of 10% per year and matures on November 10, 2009.  The Note includes a general security interest in all of our assets. APIX acted as placement agent for the transaction. We provided for $80,000 in expense reimbursements.

As previously disclosed, in December 2006, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, we recorded the discounted value of the note payable and note receivable of $232,287 and $162,022, respectively at December 31, 2006.  The net of these two values, or $53,000, is reported as $12,000 and $41,000 under current and non-current loans payable, as of December 31, 2008, respectively.

6.  Related Party Note Payable

In December 2007, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of 18 million shares of our Common Stock in the aggregate principal amount of $9 million. Per the Amended Funding Agreement, APIX waived its five-percent common share placement fee and accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the "Financing Documents") with an accredited investor and our largest individual shareholder of our company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder a general charge on all of our assets.

On February 28, 2009, we entered into a subscription agreement with the Note Holder providing for the sale of 18,518,518 shares of our Common Stock in the aggregate principal amount of $20 million. Under the terms of the agreement, the Note Holder agreed to convert the $6 million in aggregate principal amount of the Note into shares of common stock, in accordance with the same terms of the subscription agreement. The exchange relieves us from the need to retire the Note at its maturity.

7. Commitments and Contingencies

Commitments

We lease a facility under an operating lease, which has been extended through May 2010. We also lease certain equipment under non-cancelable capital lease agreements, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases		Capital Leases

2009		$272	$31
2010		$115	$31
2011		$-	$18
		$387	$80
Less amounts representing interest		$-	$(10)
Present Value of net minimum lease payments		$387	$70
Less short-term capital lease	$		$(25)
Long-term capital lease		$387	$45

 For the years ended December 31, 2008, and 2007, building rent expense under operating leases totaled $268,000 and $265,000, respectively.

Contingencies

 On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remained as a member of the Board of Directors until September 8, 2008.  On March 3, 2008, we received a letter from the law firm representing Mr. Vegh, who claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims.  We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. If we and Mr. Vegh do not agree on the terms of the severance package, we may face potential lawsuit arising from Mr. Vegh’s termination. We will defend ourselves vigorously against Mr. Vegh’s claims.

On October 31, 2007, we received a letter from the law firm representing our former Director of Operations, Mr. Larry Stevens. Mr. Stevens claimed for damages for wrongful termination in violation of public policy, breach of contract and related claims.  We determined that Mr. Stevens’ termination was “with cause” thus the severance provision of his employment agreement did not apply. In February 2009, we reached an agreement with Mr. Stevens to settle all disputes and release all claims against each other.

In addition, we are subject to numerous risks and uncertainties because of the nature and status of our operations and could be subject to claims and legal actions arising in the ordinary course of business. We maintain insurance coverage for events in amounts that are deemed appropriate. We believe that uninsured losses, if any, will not be materially adverse to our financial position or results of operations

8. Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Years Ended December 31,
	2008		2007

United States	$1,101	76%	$857	74%
Europe	354	24%	363	31%
Asia/Pacific	1	0%	(78)	(6	) %
Others	-	-	15	1%
Total Net Sales	$1,456	100%	$1,157	100%

During the first quarter of 2007, our Japanese distributor notified us of their failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan.  As a result, we had no sales in Japan in 2007 and 2008. We have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. We anticipate resuming commercial sales in Japan the second quarter of 2009. However, there can be no assurance that we will be able to resume sales by that time.

Our diagnostic product group, namely the Pathfinder family of micro-catheter systems, accounted for 50% and 62% of net sales for the years ended December 31, 2008 and 2007, respectively.

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

9. Stockholders’ Equity

We are authorized to have two classes of capital stock: Preferred Stock Series A and Common Stock. Holders of Common Stock are entitled to one vote for each share held. Holders of Series A Preferred Stock are required to vote as a single class with holders of Common Stock.

Preferred stock

We are authorized to issue 10,000,000 shares of Series A Preferred Stock. Our Board of Directors can authorize the issuance of Preferred stock in one or more series without obtaining further stockholder approval. In 2007, we entered into an agreement with APIX in which we issued convertible preferred stock in exchange for $500,000 of a loan facility fee due to APIX. On June 7, 2007, we issued 5 million shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $0.001 per share and a liquidation value of $500,000 ($0.10 per share), to APIX in full settlement of the $500,000 facility fee due to APIX. The Series A Preferred Stock is voting with a voting preference of 28 to 1 to an individual common share, and the Series A shareholders vote as a single class with the common shares. The Series A shareholders are entitled to receive dividends only if declared. As a result of the ten for one reverse stock that was effectuated on July 31, 2007, the Series A Preferred Stock is currently convertible into 1,000,000 shares of our common stock. We can redeem Series A shares at any time at a price of $0.10 per Series A share.

Common Stock

We are authorized to issue 300,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders. No dividends have been declared to date.

On June 30, 2007, our Board of Directors authorized a one-for-ten reverse stock split which became effective on July 31, 2007 to shareholders of record. Stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the change in par value of the shares arising from the reverse split.

            In June, 2007, we approved a stock issuance for 5,800 (post-split) shares of the common stock to a third party for its services. A non-cash stock compensation expense of $2,900 based on the fair value of the common stock issued was recorded in 2007.

In October 2007, we granted 58,870,183 shares of our Common Stock to APIX in full settlement of the $17.7 million outstanding related to the 10% convertible notes payable to APIX. We also repurchased from APIX warrants, which were convertible into 20,340,000 share of our Common Stock in exchange for 29,129,817 shares of our Common Stock.

In December 2007, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) a total of 18 million shares of our Common Stock in the aggregate principal amount of $9 million and (ii) warrants to purchase an aggregate of 2.7 million shares of our Common Stock at an exercise price of $0.55 per share. We have issued warrants to the placement agent to purchase an aggregate of 3 million shares of our Common Stock at an exercise price of $0.55 per share.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors in a private placement and issued a total of 8,474,992 shares of our Common Stock at a price equal to $0.60 per share, for an aggregate principal amount of $5.1 million.  In connection with the Subscription Agreements, we issued warrants to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 per share to the accredited investors and 1,500,000 warrants to purchase shares of our common stock to the placement agent at an exercise price of $0.60 per share..

During 2008, we issued 343,418 of common stock and received an aggregate principal amount of approximately $161,000 upon exercises of stock option grants issued under our Stock Option Plans by employees and consultants of the Company and through our Employee Stock Purchase Plan.

On February 28, 2009, we entered into a subscription agreement with an accredited investor providing for the sale by us of (i) a total of 18,518,518 shares of our Common Stock at a price equal to $1.08 per share, in the aggregate principal amount of $20 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share.

Repurchase of Warrants

In October 2007, our board of directors authorized the purchase of warrants convertible into 20,340,000 shares of the Company’s common stock at an exercise price of $0.40. These warrants were repurchased and subsequently cancelled. We issued 29,129,817 shares of our common stock having a quoted fair value of $12.5 million for the purchase of these warrants.

As of December 31, 2008, we had 125,134,721 outstanding shares of common stock, and there were 9,301,636 options outstanding and 9,228,656 warrants outstanding to purchase shares of common stock.

10. Stock Based Compensation

We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share Based Payment,” on January 1, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values. We use the Black-Scholes method to determine fair value of stock options granted.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant. For the years ended December 31, 2008 and 2007, the weighted average grant date fair value per option share was $1.24, and $0.44, respectively.

The total stock-based compensation expense under FAS 123R was approximately $1,369,000 and $491,000, for the years ended December 31, 2008 and 2007, respectively. This expense reduced our basic and diluted earnings per share by $0.01 and by $0.04 for the years ended December 31, 2008 and 2007, respectively.  Our unamortized stock compensation expense as of December 31, 2008 is approximately $6,120,000.

2007 Stock Option Plan

On September 14, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of the Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us. Options to purchase our Common Stock granted under the plan may be incentive stock options or non-statutory stock options as determined by our Board of Directors or its delegate. 30,000,000 shares of Common Stock were reserved for issuance over the term of the 2007 Stock Plan.

Under the plan in no event shall the option price per share be less than 85% of the fair market value of a share of Common Stock on the date of the grant. In case of incentive stock option, except options to 10% stockholders, the exercise price of the option will not be less than 100% of the fair value of the Common Stock at the grant date. Each option agreement specifies the term as to when the option is to become exercisable. Standard options vest at a rate of at least 20% of the underlying shares per year over 5 years and have a maximum term of 10 years. However, in no event shall an incentive stock option granted to a 10% stockholder under the plan shall have a maximum term in excess of more than 5 years from the date of the grant. Any optionee (as determined under Section 424 (d) of the Internal Revenue Code) who owns more than 10% of the combined voting power of all classes of outstanding stock of the Company, its Parent or Subsidiary is not eligible for the grant unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

Assumptions used for 2008 and 2007 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	2008	2007
Stock options:
Dividend yield	0.0%	0.0%
Volatility factor	159.6%	188.0%
Risk-free interest rate	3.6%	4.3%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods	$1.36	$0.44

The following table summarizes activities under the 2007 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2006	---	---	---	---
Shares Reserved in 2007	30,000,000	---	---	---
Options Granted in 2007	(5,815,000)	5,815,000	$0.44 - $0.55	$0.44
Balance as of 12/31/2007	24,185,000	5,815,000	$0.44 - $0.55	$0.44
Options Granted in 2008	(4,960,000)	4,960,000	$0.42 - $1.85	$1.24
Options Cancelled in 2008	1,393,333	(1,393,333)	$0.41 - $1.65	$0.52
Options Exercised in 2008	---	(214,445)	$0.44 - $0.62	$0.48
Balance as of 12/31/2008	20,618,333	9,167,222	$0.41 - $1.85	$0.86

Total options outstanding and exercisable at December 31, 2008, and 2007, were 9,167,222 and 5,815,000, respectively, under the 2007 Stock Plan. All options granted in 2008 and 2007 were granted at exercise price equal to or greater than the common stock’s fair value on the date of grant. The weighted average fair value of options granted in 2008 under the 2007 Stock Plan was $1.24 per share.

The following table summarizes information about stock options outstanding under the 2007 Stock Plan at December 31, 2008:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.62	6,117,222	8.83	$0.46	2,040,575	8.91	$0.48
	$1.25-$1.62	515,000	9.80	$1.43	-	-	-
	$1.65-$1.85	2,535,000	9.63	$1.70	-	-	-
	Total	9,167,222	9.11	$0.86	2,040,575	8.91	$0.48

As of December 31, 2008, vested options of 2,040,575 and non-vested options of 7,126,647 had an aggregate intrinsic value of approximately $2.3 million and $7.0 million, respectively.

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

The following table summarizes activities under the 2003 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2006	611,822	208,178	$0.50 - $12.40	$4.50
Options Granted in 2007	(4,700)	4,700	$0.55 - $0.60	$0.55
Options Cancelled in 2007	131,453	(131,453)	$0.50 - $10.40	$5.18
Balance as of 12/31/2007	738,575	81,425	$0.55 - $12.40	$3.17
Options Granted in 2008	-	-	-	-
Options Cancelled in 2008	9,063	(9,063)	$0.55 - $ 2.50	$0.65
Options Exercised in 2008	-	(4,791)	$0.55 - $0.60	$0.60
Balance as of 12/31/2008	747,638	67,571	$0.55 - $12.40	$3.69

At December 31, 2008 and 2007, 67,571 and 81,425 options were outstanding and exercisable under the 2003 Stock Plan, respectively.  There were no options granted in 2008 under the 2003 Plan.  All options granted in 2007 were granted at exercise price equal to the common stock’s fair value. The weighted average fair value of options granted under the Stock Plan was zero and $0.55 per share for 2008 and 2007, respectively.

The following table summarizes information about stock options outstanding under the 2003 Stock Plan at December 31, 2008:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price

2003	$0.55-$2.50	43,596	6.90	$0.62	33,263	6.88	$0.62
	$3.50-$12.40	23,975	5.27	$9.29	23,908	5.26	$9.31
	Total	67,571	6.32	$3.69	57,171	6.21	$4.25

As of December 31, 2008, vested options of 57,171 and non-vested options of 10,400 had an aggregate intrinsic value of approximately $33,000 and $10,000, respectively.

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

The following table summarizes activities under the 1993 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Balance as of 12/31/2006	-	268,486	$3.40 - $52.50	$11.80
Options Expired in 2007	(208,215)	-
Options Cancelled in 2007	208,215	(208,215)	$3.40 - $52.50	$12.01
Balance as of 12/31/2007	-	60,271	$3.40 - $46.30	$11.24
Options Expired in 2008	(19,028)	-
Options Cancelled in 2008	19,028	(19,028)	$3.40 - $46.30	$9.54
Balance as of 12/31/2008	-	41,243	$3.40 - $25.60	$12.03

At December 31, 2008 and 2007, 60,271 and 41,243 options were outstanding and exercisable under the 1993 Stock Plan, respectively. There were no options granted in 2008 and in 2007 under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan at December 31, 2008:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price

1993	$3.40-$10.30	19,651	3.81	$8.95	19,651	3.81	$8.95
	$11.60-$25.60	21,592	2.81	$14.83	21,592	2.81	$14.83
	Total	41,243	3.29	$12.03	41,243	3.29	$12.03

As of December 31, 2008, outstanding stock options under the 1993 Stock Plan did not have any intrinsic value.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 (post-split) shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company. The 1997 plan expired in 2007, and no additional grants were made under this plan.

The following table summarizes activity under the 1997 Director’s Stock Option Plan:

	Outstanding Options

	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Balance as of 12/31/2006	54,800	34,800	$0.30 - $14.50	$0.90
Options Granted in 2007	-	-
Options Cancelled in 2007	3,000	(3,000)	$0.30 - $0.50	$0.40
Balance as of 12/31/2007	57,800	31,800	$0.30 - $14.50	$0.90
Options Expired in 2008	(64,000)	-
Options Cancelled in 2008	6,200	(6,200)	$0.30 - $0.70	$0.67
Balance as of 12/31/2008	-	25,600	$0.50 - $14.50	$1.02

At December 31, 2008 and 2007, 25,600 and 31,800 options were outstanding and exercisable under the 1997 Directors’ Stock Plan, respectively.  No stock options were granted in 2008 and 2007.

The following table summarizes information about stock options outstanding under the 1997 Directors’ Stock Option Plan at December 31, 2007:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2008	Weighted avg. remaining contractual life	Weighted avg. exercise price

1997 Plan	$0.50-$0.70	19,600	7.48	$0.66	17,600	7.52	$0.68
	$1.00-$14.50	6,000	6.12	2.21	6,000	6.12	2.21
	Total	25,600	7.16	$1.02	23,600	7.16	$1.07

As of December 31, 2008, vested options of 23,600 and non-vested options of 2,000 had an aggregate intrinsic value of approximately $19,000 and $2,000, respectively.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the “Plan”), as amended, and reserved 2.5 million shares of common stock for issuance. On June 28, 2007, the shareholders authorized to increase the number of authorized shares of common stock issuable under the Plan to 3.5 million. The purchase plan is intended to provide an opportunity for eligible employees and our designated subsidiaries to acquire common stock on a favorable basis. The purchase plan is implemented by a series of offering periods of twelve months duration, with two consecutive purchase periods of six months in duration. New offering periods commence on or about February 1 and August 1 of each year (or at such other time or times as may be determined by the Board of Directors). Through periodic payroll deductions, which may not exceed $25,000 per offering period or 10% of any employee’s compensation, eligible employees may purchase common stock at a price equal to the lower of: (i) 85% of the fair market value of the common stock on the offering date; or (ii) 85% of the fair market value of the common stock on the purchase date. During the January and July 2008 offerings, 124,182 shares of common stock were issued under the purchase plan. In August 2008, our Board of Directors reviewed our stock-based compensation plans and decided to terminate the 1997 Employee Stock Purchase Plan. As of December 31, 2008, there were 420,958 shares issued under the Plan.

Share-Based Compensation to Non-Employees

We account for options issued to non-employees under SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, using the Black-Scholes option pricing model. The value of such non-employee options is periodically re-measured over their vesting terms. The fair value of options was re-measured at period-end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.87% to 4.1%, using applicable United States Treasury rates; a dividend yield of 0.0%; an annual volatility factor of 159.1% to 163.7%; and an average expected life based on the terms of the option grant or contractual term of the warrant of 5 to 10 years.  We granted 1,060,000 and 5,800 (post-split) shares to non-employees during years ended December 31, 2008 and 2007, respectively. Expense recognized related to options issued to non-employees was approximately $422,000 and $3,000 during the years ended December 31, 2008, and 2007, respectively.

11. Related-Party Transactions

We have entered into employment agreements with several of our key employees. The agreements specify various employment-related matters, including confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits in the event of termination without cause.

In December 2007, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 18 million shares of our Common Stock in the aggregate principal amount of $9 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2.7 million shares of our Common Stock at an exercise price of $0.55 per share. We provided for $75,000 in expense reimbursements. Per an Amended Funding Agreement, APIX waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) a total of 8,474,992 shares of our Common Stock in the aggregate principal amount of $5.1 million and (ii) warrants to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 per share. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. We provided for $80,000 in expense reimbursements.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the "Financing Documents") with an accredited investor and our largest individual shareholder of our company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder a general charge on all of our assets. APIX acted as placement agent for the transaction. We provided for $80,000 in expense reimbursements.

On February 28, 2009, we entered into a subscription agreement with the Note Holder providing for the sale of (i) 18,518,518 shares of our Common Stock in the aggregate principal amount of $20 million, and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share. APIX acted as placement agent. We provided for up to $80,000 in expense reimbursements. The Advance was converted into subscription of the shares. The Note Holder agreed to waive all interests accrued on the Advance. The Financing Documents were also terminated. As of February 28, 2009, the Note Holder owns 46.7% of our Company’s Common Stock.

12. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2008	2007
Current:
Federal	$-	$-
State	1	-
	1	-

Deferred:
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$1	$-

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

	December 31,
	2008	2007

Tax Benefit at expected federal rate	-34.0%	-34.0%
State, Net of Federal Benefit	-5.1%	-5.8%
Research and development credits	-1.5%	2.6%
Non-deductible expenses	2.4%	24.0%
Net operating benefit	38.0%	13.2%
Other, net	0.2%	0.0%
	0.0%	0.0%

At December 31, 2008, we had federal and state net operating loss carry forwards of approximately $68.3 million and $49.5 million, respectively.  The federal and state net operating loss carry forwards expire at various dates beginning in 2009 through 2028, if not utilized.

We also had federal and state research and development tax credit carry forwards of approximately $146,000 and $1.2 million, respectively. The federal research and development tax credits begin to expire in 2009. The state research and development tax credits carry forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of our deferred tax assets for federal and state income taxes as follows (in thousands):

	December 31,
	2008	2007
Net operating loss carry forwards	$26,127	$23,203
Research credits carry forwards (federal and state)	$954	$752
Manufacturing investment credit carry forwards	$78	$78
Capitalized research and development	$2,048	$1,555
Other, net	$1,927	$1,203

Total deferred tax assets	$31,134	$26,791
Valuation Allowance for deferred tax assets	$(31,134)	$(26,791)
	$-	$-

As of December 31, 2008 and 2007, we had deferred tax assets of approximately $ 31.1 million and $26.8 million, respectively.  Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The net valuation allowance increased by approximately $4.3 million and decreased $19.6 million during the years ended December 31, 2008 and 2007, respectively.  Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualified dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

The implementation of FIN 48 did not have a material impact on the Company's financial statements.  At January 1, 2008, we have not accrued an amount for tax liability from unrecognized tax benefits.  There were no unrecognized tax benefits recorded as of December 31, 2008 and 2007.

We do not believe the total amount of unrecognized benefit as of December 31, 2008 will increase or decrease significantly in the next twelve months.  Our Federal, California, Illinois and Wisconsin tax returns are subject to examination by the tax authorities.

13. License Rights

We have an exclusive royalty-free worldwide license to use Target Therapeutics’ technology and to make, use and sell or otherwise distribute products for the diagnosis and treatment of electrophysiological diseases in the body, other than in the central nervous system, including the brain. The exclusive license grant applied to any Target Therapeutics’ technology developed through May 1996 and will expire upon the expiration of the last of the patents relating to Target Therapeutics’ technology. We also have a royalty agreement with SurModics, Inc. for the non-exclusive use of licensed products and patents for products treated with photoreactive polyvinylpyrrolidone copolymer and non-photoreactive polyvinylpyrrolidone.

14. Retirement Benefit Plan

We have a 401(k) plan (“the 401(k) Plan”) whereby eligible employees may contribute a percentage of eligible compensation but not greater than 60% of their earnings up to the maximum as required by law. Company contributions are discretionary. No Company contributions have been made since inception of the 401(k) Plan.

15. Warrant Activity

The following table summarizes warrant activities for years 2008 and 2007:

	Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2006	7,579,353	7,579,353	$0.60 - $14.00	$3.20
Warrant Shares Granted in 2007	19,860,000	19,860,000	$0.30 - $0.55	$0.55
Warrant Shares Cancelled in 2007	(537,359)	(537,359)	$0.78 - $13.40	$10.60
Warrant Shares Exercised in 2007	(20,340,000)	(20,340,000)	$0.40	$0.40
Balance as of 12/31/2007	6,561,994	6,561,994	$0.55 - $14.00	$1.30
Warrant Shares Granted in 2008	2,771,247	2,771,247	$0.60 - $0.65	$0.62
Warrant Shares Cancelled in 2008	(104,585)	(104,585)	$7.79 - $12.38	$0.88
Warrant Shares Exercised in 2008	-	-	-	-
Balance as of 12/31/2008	9,228,656	9,228,656	$0.55 - $4.30	$0.88

The following table summarizes information about warrants outstanding at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrant Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrant Shares Exercisable	Weighted-Average Exercise Price
$0.55 - $0.65	8,471,247	4.1	$0.57	8,471,247	$0.57
$4.30	757,409	0.8	$4.30	757,409	$4.30
	9,228,656	3.8	$0.88	9,228,656	$0.88

Contractual Commitments:

Following is a schedule of future contractual commitments that are non-cancelable at December 31, 2008 (in thousands):

Fiscal Year	Operating Leases	Capital Leases

2009	$272	$31
2010	$115	$31
2011	$-	$18
	$387	$80
Less amounts representing interest	$-	$(10)
Present Value of net minimum lease payments	$387	$70
Less short-term capital lease	$-	$(25)
Long-term capital lease	$387	$45

16. Subsequent Events

On February 26, 2009, the Board of Directors of Cardima Inc. (the “Company”) approved and ratified an Executive Agreement with Paul Cheng dated as of November 24, 2008 (the “Agreement”). The Agreement provides for compensation to Mr. Cheng as Chief Accounting Officer of the Company of $180,000. In addition, the Agreement provides for the payment of salary for a period of 6 months in the event Mr. Cheng is terminated without cause (as defined in the Agreement). In the event of a termination for any other reason, including but not to, with cause (as defined in the Agreement), death, or disability or voluntary resignation, Mr. Cheng will be entitled to receive any earned but unpaid salary and vacation through the termination date. The Agreement also provides that in the vent of a change in control (as defined in the Agreement), all options issued to Mr. Cheng will immediately become vested.

On February 28, 2009, we entered into a subscription agreement with an accredited investor and largest individual shareholder (the “Investor”) providing for the sale of (i) a total of 18,518,518 shares of our Common Stock at a price equal to $1.08 per share, in the aggregate principal amount of $20.0 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share. The Investor agreed to convert the advance of $6.0 million received in November 2008 into shares of our Common Stock and waive all accrued interest.

On March 15, 2009, we executed consulting agreements with Tony Shum, Chairman of our Board of Directors and Robert Cheney, Chief Executive Officer, Chief Financial Officer and Director, whereby Mr. Shum and Mr. Cheney will continue to provide their services to us which are customarily associated with the positions of Chairman, Chief Executive Officer and Chief Financial Officer. To compensate for the services provided, we have agreed to pay at the net rate of $288,000 and $238,000 per year to Mr. Shum and Mr. Cheney, respectively. The term of each of the agreements is for thirty six months and can be extended for another thirty six months.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our auditors.

On October 19, 2007, Marc Lumer & Company resigned as our auditors. At the same time, our Board of Directors approved the engagement of PMB+Helin Donovan LLP as our independent certified public accountant.

ITEM 9A.           CONTROLS AND PROCEDURES

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

Our management, including the chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

Based on our assessment under the COSO Internal Control framework in -, the Company's management, including the chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes to the internal controls that have materially affected or that are reasonably likely to affect the internal controls.

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

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information regarding our directors and executive officers as of December 31, 2008:

Name of Director	Age	Title	Director Since
Tony Shum	39	Chairman of the Board of Directors	2006
Robert Cheney	50	Chief Executive Officer, Chief Financial Officer and Director	2006
Eric Chan, Ph.D.	50	Chief Technology Officer and Director	2007
Richard Gaston, M.D.	65	Director	2007
Phillip Radlick, Ph.D.	70	Director	1994
Sung Chun, M.D.	46	Director	2008

Tony Shum has been our Chairman since September 2007 and our directors since February 2006. Mr. Shum is a Business Development Executive for the global banking group HSBC since February 2006. From February 2001 to January 2006, Mr. Shum worked as a consultant providing business strategy and analysis services in Asia Pacific and Europe for businesses ranging from start-up ventures to multi-national corporations. Also Mr. Shum worked for Walt Disney Television International where he helped to establish its broadcast television business in the Asia-Pacific region. Mr. Shum is a Chartered Accountant and worked for Deloitte & Touche in Canada and Price Waterhouse in Hong Kong.

Robert Cheney has been our Chief Executive Officer and Interim Chief Financial Officer since August 2007 and has been one of our directors since February 2006. Mr. Cheney is a corporate consultant based in Hong Kong since January 2001. Mr. Cheney is also a director and shareholder of Apix International Limited. Mr. Cheney was previously the Chairman and CEO of a Hong Kong based telecommunications and Internet Services Company. Prior to his business career, Mr. Cheney was a corporate lawyer in private practice qualified in Hong Kong, Canada and Britain.

Eric Chan, co-inventor of Cardima’s INTELLITEMP Energy Management System, the Surgical Ablation Probe with Stabilization Sheath, and the REVELATION Helix catheter, has been our Senior Vice President of Product Development since February 2007.  Dr. Chan was promoted to Chief Technical Officer in September 2007. Dr. Chan received a B.S.E.E. from Purdue University, and both the M.S.E. and Ph.D. degrees in Biomedical Engineering from the University of Texas at Austin.  He also completed the Global Bio-Executive Program at the University of California, Berkeley, Haas School of Business.  He is a Senior Member of the Institute of Electrical and Electronic Engineers, and an elected Fellow of the European Society of Cardiology.

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

Sung Chun has been our Chief Medical Officer since November 2007. Since May 2004, Dr. Chun has been the Director of Cardiac Arrhythmia Service in the Palo Alto Medical Foundation. From May 2004 to December 2005, Dr. Chun was the Clinical Assistant Professor (Cardiovascular) in the Stanford University School of Medicine. From September 2001 to April 2004, Dr. Chun was the Program Director of Cardiac Electrophysiology Fellowship of the Stanford University of Medicine. Dr. Chun received a B.S. in Medical Microbiology from Stanford University and M.D. from George Washington University School of Medicine. Dr. Chun is currently a Board of Director of the Beautiful Mind Ensemble Charity Organization, a member of the Editorial & Advisory Committee, the Japanese Journal of Arrhythmia, and the editorial reviewer for Kluwer Academic Publishers.

Code of Ethics

We adopted a Code of Business Conduct and Ethics Policy that applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics and Business Conduct is available on our Web site, http://www.cardima.com/about/compliance/principles-and-ethics, or may be obtained upon request from us.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2008, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2008 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualifed Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Robert Cheney (1)	2008	-	-	-	241,226	-	-	79,333		320,559
	2007	-	-	-	40,422	-	-	-		40,422
	2006	-	-	-	1,746	-	-	-		1,746

Eric Chan (2)	2008	200,000	-	-	151,865	-	-	-		351,865
	2007	200,000	42,000	-	75,316	-	-	-		317,316
	2006	200,000	18,000	-	65,548	-	-	-		283,548

Paul Cheng	2008	12,584	-	-	-	-	-	161,840	(3)	174,424

(1) On September 26, 2007, Mr. Cheney was issued a 10 year option to purchase 1,000,000 shares of the Company’s common stock at an option price of $0.44 per share.  On August 28, 2008, Mr. Cheney was issued a 10-year option to purchase 500,000 shares of the Company’s common stock at an option price of $1.69.  Other Compensation includes fees earned under a consulting agreement executed on March 15, 2009..

(2) On September 26, 2007, Mr. Chan was issued a 10-year option to purchase 1,000,000 shares of the Company’s common stock at an option price of $0.44 per share.

(3) The amount represents payments to Mr. Cheng who provided service to the Company from June to November 2008 as a consultant.

            None of our named executive officers had shares of performance-based stock awards or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Employment Agreements

Effective as of November 24, 2008, our Board of Directors approved and ratified an Executive Agreement with Paul Cheng dated as of November 24, 2008. The Agreement provides for compensation to Mr. Cheng as Chief Accounting Officer of the Company of $180,000. In addition, the Agreement provides for the payment of salary for a period of 6 months in the event Mr. Cheng is terminated without cause (as defined in the Agreement). In the event of a termination for any other reason, including but not limited to, with cause (as defined in the Agreement), death, or disability or voluntary resignation, Mr. Cheng will be entitled to receive any earned but unpaid salary and vacation through the termination date. The Agreement also provides that in the event of a change in control (as defined in the Agreement), all options issued to Mr. Cheng will immediately become vested.

On March 15, 2009, we executed consulting agreements with Tony Shum, Chairman of our Board of Directors and Robert Cheney, Chief Executive Officer, Chief Financial Officer and Director, whereby Mr. Shum and Mr. Cheney will continue to provide their services to us which are customarily associated with the positions of Chairman, Chief Executive Officer and Chief Financial Officer. To compensate for the services provided, we have agreed to pay at the net rate of $288,000 and $238,000 per year to Mr. Shum and Mr. Cheney, respectively. The term of each of the agreements is for thirty six months and can be extended for another thirty six months.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Payout Value Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Cheney (1)	0	500,000		1.69	8/28/2018	-	-	-	-
(1)	333,334	666,666		0.44	9/26/2017	-	-	-	-
	5,200	0		0.70	7/27/2016	-	-	-	-
	1,000	1,000		0.50	2/13/2016	-	-	-	-

Eric Chan (1)	222,223	666,666		0.44	9/26/2017	-	-	-	-
(2)	19,271	5,729		0.60	11/10/2015	-	-	-	-
	6,875	0		10.40	2/12/2014	-	-	-	-
	8,125	0		10.40	2/12/2014	-	-	-	-
	1,080	0		10.30	3/5/2013	-	-	-	-
	13,921	0		10.30	3/5/2013	-	-	-	-
	16,224	0		15.00	2/6/2012	-	-	-	-
	2,500	0		3.40	4/6/2011	-	-	-	-
	2,500	0		12.20	10/4/2010	-	-	-	-
	0	0		11.60	6/2/2010	-	-	-	-
	300	0		19.10	7/6/2009	-	-	-	-
	500	0		19.10	7/6/2009	-	-	-	-
	0	0		25.60	4/28/2009	-	-	-	-
	0	0		25.60	4/28/2009	-	-	-	-

(1)	The option vests over three years in equal increments on each anniversary date from the date of grant.
(2)
The option vests over four years with one-eight (1/8th) of the shares of underlying common stock vesting on the sixth month anniversary of the grant date and one-forty-eight (1/48th) monthly thereafter.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	( c)	(d)	(e)
Robert Cheney	-	-	-	-

Eric Chan	111,111	128,889	-	-

Compensation of Directors:

Directors receive no cash remuneration for their services as directors at this time.  The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008:

NON-EMPLOYEE DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualifed Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c )	(d)	(e)	(f)	(g)	(j)
Tony Shum (2)	-	-	241,226	-	-	96,000	337,226
Phil Radlick (3)	-	-	38,185	-	-	-	38,185
Richard Gaston (4)	-	-	93,662	-	-	98,000	191,662
Sung Chun (5)	-	-	159,083	-	-	104,000	263,083
Gabriel Vegh (6)	-	-	15,295	-	-	-	15,295

(1)
The method of and assumptions used to calculate the value of the options granted to our directors is discussed in Note 1 of our notes to our financial statements included in our Annual Report on Form 10-K.

(2)
Tony Shum, director since 2006, was granted a 10-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.69 on August 28, 2008.  Mr. Shum owns options to purchase up to 1,507,200 of our common stock of which 339,534 are exercisable as of December 31, 2008. Other Compensation includes fees earned under a consulting agreement executed on March 15, 2009.

(3)
Phil Radlick, director since 1994, was granted a 10-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.69 on August 28, 2008.  Mr. Radlick owns options to purchase up to 216,200 of our common stock of which 16,200 are exercisable as of December 31, 2008.

(4)
Richard Gaston, director since 2007, was granted a 10-year option to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.69 on August 28, 2008.  Mr. Gaston owns options to purchase up to 550,000 of our common stock of which 83,334 are exercisable as of December 31, 2008. Other compensation includes consulting fees paid under Mr. Gaston’s consulting agreement.

(5)
Sung Chun, director since 2008, was granted 10-year options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.69 on August 28, 2008.  Mr. Chun owns options to purchase up to 750,000 of our common stock of which 50,000 are exercisable as of December 31, 2008. Other compensation includes consulting fees paid under Mr. Chun’s consulting agreement.

(6)	Gabriel Vegh, director from 2001 through August 2008, had no options granted in 2008. As of December 31, 2008 Mr. Vegh had no options outstanding with the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 28, 2009 by (i) each person who is known by us to own beneficially more than 5% of our common stock and (ii) all officers and directors as a group.

	Shares beneficially owned
Stockholder	Number of shares	Percentage of class (1)
Peter Yuan (2)	67,075,383	46.7%
NN 65 Tomson Villa
No. 1, Long Dong Ave.
Pudong, Shanghai, China

Victor Shui Kwai Lee & Agnes (3)	48,755,120	33.9%
54 LaSalle Road, 2nd Floor
Kowloon Tong
Kowloon, Hong Kong

Robert Cheney (4)	22,640,034	15.7%
Nelson Capital Corporation
24F Block 48
Baguio Villa
550 Victoria Road
Pokfulam, Hong Kong, China

Tony Shum	340,034	*	%

Eric Chan	405,913	*	%

Philip Radlick	16,200	*	%

Richard Gaston	83,334	*	%

Sung Chun	50,000	*	%

All executive officers and directors as a group (6 persons)	23,535,515	16.4%

(*) Less than one percent.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes 29,955,200 shares issued to Peter Yuan pursuant to a Debt Settlement Agreement entered in to between the Company and Apix International Limited, and 10,000,000 shares of common shares issued to Mr. Yuan in connection with the December 2007 financing.  Also includes 6,666,666 shares of common stock issued to Mr. Yuan in connection with the May 2008 financing and 18,518,518 shares of common stock issued in connection with the February 28, 2009 financing.  The number of shares also includes warrants to purchase 2,499,999 common shares exercisable within 60 days of February 28, 2009.

(3) Includes ownership contained on Form 4 filed with the SEC on March 9, 2009.  The number of shares also includes a warrant to purchase 602,499 common shares exercisable within 60 days of February 28, 2009.

(4) Includes 16,800,000 shares held by Nelson Capital Corporation of which Mr. Cheney is a director.  Also includes 1,000,000 shares issuable upon conversion of 5,000,000 shares of Series A Preferred Stock (the "Series A") held by Apix International Limited of which Mr. Cheney is a director and principal shareholder.  Also includes 4,500,000 warrants and 340,034 options exercisable within 60 days of February 28, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our Common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2008, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, other than the filings by (1) Eric Chan on (a) a Form 4 on November 25, 2008 to report the exercise and sale common stock, effective November 18, 2008, (b) a Form 4 on December 29, 2008 to report the sale of common stock, over the period of December 19 through 23, 2008, (2) Tony Shum on a Form 4 on December 22, 2008 to report the acquisition of derivative securities on September 26, 2007 and August 28, 2008 pursuant to stock options granted under the Company’s 2007 Stock Option Plan, (3) by Robert Cheney on (a) a Form 4 on January 22, 2008 to report the acquisition of a warrants to purchase common stock on December 31, 2007, (b) a Form 4 on March 16, 2009 to report the acquisition of three derivative securities on July 27, 2006, September 26, 2007 and August 28, 2008, (4) Philip Radlick on a Form 4 on December 22, 2008 to report the acquisition of three derivative securities on June 16, 2005, on July 27, 2006, and shares on August 28, 2008, (5) Paul Cheng on a Form 3 on January 9, 2009 to report the appointment of Mr. Cheng to Chief Accounting Officer on November 24, 2008, (6) Sung Chun on a Form 3 for his appointment to the Board of Directors and the acquisition of derivative securities on August 28, 2008 has not been filed, (7) Richard Gaston on a Form 3 on February 19, 2009 to report his appointment to the Board of Directors on October 5, 2007 and the acquisition of derivative securities on August 28, 2008, (8) Peter Yuan on (a) a Form 3 on March 7, 2008 as a result of becoming a holder of more than 10% of our common stock, (b) eleven Form 4 which were filed late between March 7, 2008 and December 31, 2008 which included 36 late transactions involving the purchase and acquisition of common stock and warrants, (9) Victor Lee on (a) a Form 3 filed on January 18, 2008 as a result of becoming a holder of more than 10% of our common stock, (b) twenty-five Form 4 were filed late between January 22, 2008 and January 5, 2009 which included 91 late transactions involving the purchase and acquisition of common stock and warrants.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these Forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As previously disclosed, our former President and Chief Operating Officer, William K. Wheeler, threatened to sue us for the recovery of $375,000 plus interest, which he claimed that was owed under the terms of his amended executive agreement. He made a settlement proposal, which would extinguish his repayment obligation on the loan that he had received from us in June 2000 and May 2001, in the total principal amount of $192,500. In December 2006, a settlement agreement was reached in principle, which we would pay $295,000 to Mr. Wheeler ($5,000 per month for 59 months). In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, the $295,000 note payable is discounted at 10% (same as the interest rate on the current loan financing) and the $192,500 note receivable is discounted at 6% (the original note’s interest rate). As of December 31, 2006, the discounted value of the note payable and note receivable was $232,287 and $162,022, respectively. As of December 31, 2008, the net of these two values payable to Mr. Wheeler is $53,379.

In December 2007, we entered into a series of Subscription Agreements (the “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”) providing for the sale of (i) a total of 18 million shares of our Common Stock in the aggregate principal amount of $9 million (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 2.7 million shares of our Common Stock at an exercise price of $0.55 per share. We provided for $75,000 in expense reimbursements. Per an Amended Funding Agreement, APIX waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors, certain of whom were existing shareholders of our Company, providing for the sale of (i) a total of 8,474,992 shares of our Common Stock in the aggregate principal amount of $5.1 million and (ii) warrants to purchase an aggregate of 1,271,247 shares of our Common Stock at an exercise price of $0.65 per share. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. We provided for $80,000 in expense reimbursements.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and shareholder of our company pursuant to which we issued a secured promissory note in the principal amount of $6 million. APIX acted as placement agent for the transaction.  We provided for $80,000 in expense reimbursements.

On February 28, 2009, we entered into a subscription agreement with an accredited investor and our largest individual shareholder, providing for the sale of (i) a total of 18,518,518 shares of our Common Stock at a price equal to $1.08 per share, in the aggregate principal amount of $20.0 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our Common Stock at an exercise price of $1.25 per share. APIX acted as placement agent. We provided for up to $80,000 in expense reimbursements. The Investor agreed to convert the advance of $6.0 million received in November 2008 into shares of our Common Stock and waive all accrued interest. As of February 28, 2009, the shareholder owns 46.7 % of our Company’s Common Stock.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2008 and 2007 by PMB Helin Donovan LLP and Mark Lumer & Company, our former accountant.

	Fiscal Years Ended December 31,
	2008	2007
Audit fees	$143,000	$137,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$143,000	$137,000

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services normally provided by our principal accounting firm in connection with statutory and regulatory filings or engagements, including registration statements

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” None were provided by our principal accounting firm.

(3)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).  These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.  None is provided by our principal accounting firm.

PART IV

ITEM 15.                      EXHIBITS

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

3.1c
Amended and Restated Certificate to set forth Designations, Voting powers, Preferences, Limitations, Restrictions, and Relative rights of Series A Convertible Preferred Stock (as incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2008)

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

10.12	Loan Facility Term Sheet (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.13	Debt Settlement Agreement dated October 3, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

10.14	Form of Subscription Agreement dated December 17, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.15	Funding Agreement dated October 5, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.16	Amendment to Funding Agreement dated December 14, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.17	Executive Agreement effective as of November 24, 2008 by and between Cardima, Inc. and Paul Cheng*

10.18	Consultant Agreement dated as of September 1, 2008 by and between Cardima, Inc. and Robert Cheney.*

10.19	Consultant Agreement dated as of September 1, 2008 by and between Cardima, Inc. and Tony Shum.*

10.20
Form of Subscription Agreement executed on February 28, 2009 (as incorporated by reference to the Company’s current      report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009)

16.1
Letter from Former Accountant dated as of September 22, 2005 (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005).

16.1
Letter from Former Accountant dated as of October 19, 2007 (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

March 19, 2009	By:	/s/ Robert Cheney
Robert Cheney
Chief Executive Officer and Chief Financial Officer

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

NAME	TITLE	DATE

/s/ Tony Shum	Chairman of the Board	March 19, 2009
Tony Shum

/s/ Robert Cheney	Chief Executive Officer	March 19, 2009
Robert Cheney

/s/ Eric Chan	Director	March 19, 2009
Eric Chan

/s/ Sung Chun	Director	March 19, 2009
Sung Chun

/s/ Richard Gaston	Director	March 19, 2009
Richard Gaston

/s/ Phillip Radlick	Director	March 19, 2009
Phillip Radlick