Form 10-Q
period 2009-03-31
CARDIMA INC
filed 2009-05-14
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

There were 143,768,240 shares of the registrant's common stock, par value $0.001, issued and outstanding as of April 30, 2009.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		25

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

ASSETS	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$467	$5,325
Accounts receivable, net of allowances for doubtful accounts of $190 and $187, as of March 31, 2009 and December 31, 2008, respectively	233	169
Short term investment	15,197	50
Inventories	1,548	1,566
Prepaid expenses	561	687
Other current assets	13	9
Total current assets	18,019	7,806

Property and equipment, net of accumulated depreciation of $3,029 and $2,988 as of March 31, 2009 and December 31, 2008, respectively	1,211	924
Other assets	61	61
TOTAL ASSETS	$19,291	$8,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$438	$418
Accrued liabilities	1,691	1,477
Deferred revenue	112	112
Loans payable	12	6,012
Capital leases - current portion	25	25
Notes payable to related-party - current portion	-	100
Total current liabilities	2,278	8,144

Loans payable - net of current portion	38	41
Capital leases - net of current portion	39	45
TOTAL LIABILITIES	2,355	8,230

Shareholders' Equity:
Preferred stock, series A, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding at March 31, 2009 and December 31, 2008	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 143,768,240 and 125,134,721 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	144	125
Additional paid-in-capital	210,881	190,220
Accumulated deficit	(194,589)	(190,284)
Total Shareholders' Equity	16,936	561
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,291	$8,791

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended March 31,
	2009	2008
Net sales	$361	$417
Cost of goods sold	866	456
Gross margin deficiency	(505)	(39)

Operating expenses:
Research and development	1,705	1,071
Selling, marketing, and general and administrative	2,037	1,266
Total operating expenses	3,742	2,337

Operating loss	(4,247)	(2,376)

Other income/(expense):
Interest income / (expense), net	(58)	63
Other income / (expense)	1	(3)
Total other income / (expense)	(57)	60

Loss before income taxes	(4,304)	(2,316)
Income taxes	1	-
Net loss	$(4,305)	$(2,316)

Basic and diluted net loss per share	$(0.03)	$(0.02)
Shares used in computing basic and diluted net loss per share	131,589	116,365

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,305)	$(2,316)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	79	27
Non-cash stock-based compensation	448	247
Disposal of assets	-	2
Excess and obsolete inventory	(232)	(186)
Allowance for doubtful accounts	2	-
Changes in operating assets and liabilities:
Accounts receivable	(66)	(114)
Inventories	250	(155)
Prepaid and other assets	122	(595)
Accounts payable, accrued compensation and other liabilities	155	385
Accrued interest and fees	263	-
Net cash used in operating activities	(3,284)	(2,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(15,147)	(77)
Purchase of property and equipment	(366)	(290)
Net cash used in investing activities	(15,513)	(367)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(6)	(12)
Payments on notes payable	(3)	(2)
Payments on notes payable to related party	(100)	(75)
Net proceeds from sale of common stock	14,048	32
Net cash provided by (used in) financing activities	13,939	(57)

Change in cash and cash equivalents	(4,858)	(3,129)
Beginning cash and cash equivalents	5,325	4,811
Ending cash and cash equivalents	$467	$1,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$1
Cash paid for interest	$7	$7

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$-	$22
Conversion of accrued interest into common stock	$183	$-
Conversion of $6 million note into common stock	$6,000	$-

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto filed on our annual report on Form-10K with the SEC on March 19, 2009. While we believe the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2009, compared to what was previously disclosed in our Annual Report on 10-K for the year ended December 31, 2008.

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

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2009 and 2008, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations for 2009 and 2008 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense for the share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2009 and 2008, no excess tax benefits were generated.

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

Since January 2009, we have recognized stock-based compensation expense in our statement of operations in their respective cost centers as compared to recognizing all the compensation costs in general and administrative expense prior to 2009. The table below shows the compensation costs included in the statement of operations for the three months ended March 31, 2009 and 2008 by line item. The 2008 statement of operations have been reclassified to reflect the below changes to conform to the current year presentation. (unaudited, in thousands):

	Three Months ended March 31,
	2009	2008
Stock-based compensation expense by caption:
Cost of goods sold	$54	$19
Research and development	$107	$88
Selling, general and administrative	$287	$140
Total stock-based compensation expense	$448	$247

STOCK WARRANTS ISSUED TO THIRD PARTIES

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in the three months ended March 31, 2009 or 2008.

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	March 31,
	2009	2008

Warrants	14,784,211	6,745,759
Stock Options	9,436,635	6,926,683
Preferred Shares, common stock equivalent	1,000,000	1,000,000
Total Warrants, Options and Preferred Shares	25,220,846	14,672,442

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to our financial statements. We are currently evaluating the impact of adopting the remaining parts of SFAS No. 157 in fiscal year 2009 in accordance with FSP SFAS No. 157-2.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R).

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

5.	CASH AND CASH EQUIVALENTS

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  As of March 31, 2009, we had cash and cash equivalents of approximately of $467,000. In October 2008, the Federal Deposit Insurance Corporation announced the Term Policy Liquidity Guarantee Program which provides deposit insurance for funds in non-interest bearing transaction deposit accounts.

6.	SHORT TERM INVESTMENTS

Short-term investments consist of certificates of deposit with maturities of less than a year.  As of March 31, 2009, we had short-term investments of approximately $15.2 million.

7.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Raw Materials	$644	$736
Work-In-Process	414	34
Finished Goods	873	1,024
Reserve for obsolescence	(383)	(228)
	$1,548	$1,566

Prior to 2009, we have included our INTELLITEMP products in inventory. In the first quarter of 2009, we have reclassified $245,000 worth of INTELLITEMP products into capital assets as a result of a change in our sales strategy to facilitate sales of our surgical line of products. Depreciation for these capitalized assets will be included in cost of goods sold as the INTELLITEMPs are shipped to our customers.

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

Pursuant to SAFA No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, or spoilage. Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In the first quarter of 2009, we have identified $4,000 of idle facility costs as certain plant operating costs as a result of an extended period of production down-time due to facilities maintenance. This was included in general and administrative expenses on our statement of operations for the three months ended March 31, 2009.

8.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $79,000 and $27,000 for the three months ended March 31, 2009 and 2008, respectively.

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Equipment	$3,874	$3,554
Leasehold improvements	366	358
	4,240	3,912
Less accumulated depreciation and amortization	(3,029)	(2,988)
Property and equipment, net	$1,211	$924

9.	RECENT FINANCING

On February 28, 2009, we issued and sold in a private placement (the "Financing") (i) an aggregate of 18,518,518 shares (the "Shares") of our common stock at a purchase price per share of $1.08, for an aggregate purchase price of approximately $20 million ($14 million in cash and $6 million of a note payable), (ii) warrants (the "Warrants") to purchase an aggregate of 5,555,555 shares of our common stock for an exercise price of $1.25 per share. The Shares and Warrants were issued pursuant to a Common Stock and Warrant Purchase Agreement (the "Purchase Agreement"), dated as of February 28, 2009, with a shareholder, who is an accredited investors identified in the Purchase Agreement.

The Warrants expire five years from the date of the closing of the Financing and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends. In addition, at our option, we may force the purchaser  to exercise the Warrant at a price per share equal to $1.08, provided that (i) our Common Stock is trading at a price equal to or greater than $1.58 per share for a period of fifteen (15) consecutive trading days ending on the date preceding the date we send a notice to the investor in which we announce our intention to force the exercise of the Warrants and (ii) a registration statement is in effect with respect to the Warrant Shares.

The offer, sale and issuance to the Purchasers of the Shares, the Warrants and the shares of common stock issuable upon the exercise of the Warrants have been made in reliance on the statutory exemption from registration pursuant to Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933, as amended. The Shares and the Warrants have not been registered under the Securities Act of 1933, as amended, and, unless so registered, may not be offered or sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. We are not required to register for resale under the Securities Act the Shares and the shares issuable upon the exercise of the Warrants. APIX International, Ltd., acted as the placement agent. We provided for up to $80,000 in expense reimbursements.

10.	RELATED PARTY TRANSACTIONS

APIX International Ltd. (“APIX”) is an entity that is solely owned by Robert Cheney who is also the CEO, CFO and a Director of our Company. Mr. Cheney was appointed as the CEO in June 2007. APIX acted as agent for all of our recent financing activities. During the three months ended March 31, 2009, we reimbursed APIX for $80,000 of expenses related to the loan executed on November 11, 2008.

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors. The agreement was extended in February 2009 through February 2010. Per the agreement, Dr. Gaston is paid a monthly fee in exchange for advisory services to our Sales and Marketing departments. During the first three months ended March 31, 2009 and 2008, total payments made under the agreement were $24,000 and $21,000, respectively.

11.	NOTE PAYABLE TO RELATED PARTIES

 In December 2007, we had entered into a series of Subscription Agreements with certain accredited investors providing for the sale of 18 million shares of our Common Stock in the aggregate principal amount of $9 million. Per the Amended Funding Agreement, APIX waived its five-percent common share placement fee and accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

12.	LOANS PAYABLE

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter (the "Financing Documents") with an accredited investor and the largest individual shareholder of our Company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder a general charge on all of our assets.

On February 28, 2009, we entered into a subscription agreement with the Note Holder providing for the sale of 18,518,518 shares of our Common Stock in the aggregate principal amount of $20 million. Under the terms of the agreement, the Note Holder and us agreed to convert the $6 million in aggregate principal amount of the Note into shares of common stock, in accordance with the same terms of the subscription agreement.

As previously disclosed, in December 2006, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  In accordance with the Accounting Principle Board (“APB”) No. 21, “Interest on Receivables and Payables”, we recorded the discounted value of the note payable and note receivable of $232,287 and $162,022, respectively at December 31, 2006.  The net of these two values, or $50,000, is reported as $12,000 and $38,000 under current and non-current loans payable, as of March 31, 2009, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease facilities under an operating lease, which has been extended through May 2010.  We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at March 31, 2009 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2009	$205	$23
2010	115	31
2011	-	18
Total minimum lease payments	$320	$72
Less amounts representing interest	-	(8)
Present value of net minimum lease payments	$320	$64
Short-Term	-	$(25)
Long-Term	-	$39

Royalty Agreement

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

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for a term of one year and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is either cash or stock options, or a combination of both.

Contingencies

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remained as a member of the Board of Directors until September 8, 2008.  On March 3, 2008, we received a letter from the law firm representing Mr. Vegh, who claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims.  We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. In April 2009, we reached an agreement with Mr. Vegh to settle all disputes and release all claims against each other.

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

14.	INCOME TAXES

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

15. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
United States	$301	83%	$258	62%
Europe	58	16%	155	37%
Asia/Pacific	2	1%	1	-
Others	-	-	3	1%
Total Net Sales	$361	100%	$417	100%

Our diagnostic product group, namely the PATHFINDER family of micro-catheter systems, accounted for 60% and 70% of net sales for the three months ended March 31, 2009 and 2008, respectively.

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

16.	STOCK-BASED COMPENSATION

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

Valuation Assumptions

Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data.  The rate used in the three months ended March 31, 2009 and 2008 was minimal.

The assumptions used for the three months ended March 31, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three months ended March 31,
	2009	2008
Employee stock options:
Dividend yield	0.0%	0.0%
Volatility factor	154.9%	164.0%
Risk-free interest rate	2.5%	3.5%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods	$1.16	$0.50

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

The stock based compensation expense under SFAS123R that has been reported in the statements of operations is as follow:

	Three Months ended March 31,
	2009	2008
Stock-based compensation expense by caption:
Cost of goods sold	$54	$19
Research and development	$107	$88
Selling, general and administrative	$287	$140
Total stock-based compensation expense	$448	$247

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of March 31, 2009, there was $5.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.  There were approximately 95,000 and 53,000 options that became vested during the three months ended March 31, 2009 and 2008, respectively.

Since we have a full valuation allowance for our deferred tax assets, there was no impact to our cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Options Outstanding	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2008	9,167,222	$0.86	$7,034,211
	Granted	250,000	-	-
	Exercised	(115,001)	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2009	9,302,221	$0.87	$4,106,660

2003	Outstanding December 31, 2008	67,571	$3.69	$43,191
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2009	67,571	$3.69	$23,753

1993	Outstanding December 31, 2008	41,243	$12.03	-
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2009	41,243	$12.03	-

1997 Director's Plan	Outstanding December 31, 2008	25,600	$1.02	$21,560
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2009	25,600	$1.02	$10,400

As of March 31, 2009, there were 2,243,892 vested and exercisable shares and 7,192,743 unvested and expected to vest shares.

During the three months ended March 31, 2009, 115,001 options to purchase shares of common stock were exercised. No options were exercised in the three months ended March 31, 2008.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of March 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of March 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.62	6,002,221	8.58	$0.47	2,118,079	8.68	$0.49
	$1.15-$1.62	765,000	9.66	$1.36	-	-	-
	$1.65-$1.85	2,535,000	9.39	$1.70	-	-	-
	Total	9,302,221	8.89	$0.87	2,118,079	8.68	$0.49

2003	$0.55-$2.50	43,596	6.65	$0.62	35,995	6.64	$0.62
	$3.50-$12.40	23,975	5.02	$9.29	23,975	5.02	$9.29
	Total	67,571	6.07	$3.69	59,970	5.99	$4.09

1993	$3.40-$10.30	19,651	3.57	$8.95	19,651	3.57	$8.95
	$11.60-$25.60	21,592	2.56	$14.83	21,592	2.56	$14.83
	Total	41,243	3.04	$12.03	41,243	3.04	$12.03

1997 Director's Plan	$0.50-$0.70	19,600	7.23	$0.66	18,600	7.25	$0.67
	$8.40-$14.50	6,000	5.87	$2.21	6,000	5.87	$2.21
	Total	25,600	6.91	$1.02	24,600	6.91	$1.04

Non-employee Compensation

The Company accounts for options and warrants issued to non-employees under SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using the Black-Scholes option-pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms and the Company must recognize compensation as the option vests.  During the first three months of 2009, we reversed $164,000 of accrued stock compensation expense for an option granted in 2008 to a consultant.  The option had a performance based vesting which was not met.  During the first three months of 2009, we did not grant options to purchase shares of our common stock to non-employees.

17.	WARRANTS

The following table summarizes warrants for the years 2009 and 2008:

	Outstanding Warrants
	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	6,561,994	$0.55 - $14.00	$1.30
Warrant Shares Granted in 2008	2,771,247	$0.60 - $0.65	$0.62
Warrant Shares Cancelled in 2008	(104,585)	$7.79 - $12.38	$0.88
Warrant Shares Exercised in 2008	-	-	-
Balance as of 12/31/2008	9,228,656	$0.55 - $4.30	$0.88
Warrant Shares Granted	5,555,555	$1.25	$1.25
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 3/31/2009	14,784,211	$0.55 - $4.30	$1.02

        The following table summarizes information about warrants outstanding and exercisable at March 31, 2009:

Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Avg. Remaining Contractual Life (Yrs.)	Weighted Avg. Exercise Price
$4.30	757,409	0.6	$4.30
$0.55 - $1.25	14,026,802	4.3	$0.84
	14,784,211	4.1	$1.02

No warrants were exercised during the three months ended March 31, 2009 and 2008.

18.	PREFERRED SHARES

In 2007 we issued five million shares of convertible preferred stock to APIX Corporation.  APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 1 million shares of our common stock.  The Series A Preferred votes together with the Common Stock and will continue to carry 28 votes for each share of Preferred Stock.

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

Overview

Our corporate strategy involves attaining certain key goals in these significant areas: product commercialization, manufacturing capabilities, research and development and marketing strategies. These areas are discussed in detail in the following sections.

Product Commercialization

We are committed to the commercialization of our surgical and electrophysiological products worldwide.  In order to attain this goal, we have and will continue to add key marketing resources and personnel in the US and align ourselves with sales organizations capable of representing our products in other markets. In the second quarter of 2008, we received product registration approval from the State Food and Drug Administration in China for the INTELLITEMP product.  In the third quarter of 2008, we received product registration approval in Thailand for all of our products. In the first quarter of 2009, we received CE Mark approval for our Surgical Ablation System with Stabilization Sheath. All components of our Surgical Ablation System are now approved for marketing in European countries recognizing CE Mark approval.

In the immediate term, domestically, we are focusing our efforts on the commercialization of our FDA 510K cleared Surgical Ablation System.  In the European Union, we will start to develop Surgical Centers of Excellence, which specialize in special procedures and programs, in the second quarter of 2009.  The Chinese market is promising for us as it has a large population of untreated patients, a significant body of trained electrophysiologists and cardiac surgeons, and several cardiac centers that routinely perform both EP and surgical ablations.  In the second half of 2009, dependent on regulatory approval, we intend to re-enter the Japanese diagnostic market and are reviewing Japanese regulatory requirements for our surgical and EP ablation products.

As we commercialize our products, we shall identify key opinion leaders to become “product champions” and will certify certain leading cardiology programs as Cardima Centers of Excellence.  We shall also continue to add leading electrophysiologists and cardiac surgeons as consultants and advisors to improve our products and the procedure designs.  We are also identifying appropriate independent distributors that will be engaged to train, support and distribute our products in key markets.

Manufacturing Capabilities

We have focused on improving our ability to manufacture, in commercial quantities, high quality reliable products.  The entire organization is committed to providing the best surgical and EP products possible.  This has entailed adding key individuals, improving design processes, adding test and quality control measures above those required and implementing training and support systems to ensure high levels of staff performance and product quality.  We have made great strides in achieving new manufacturing goals and standards in 2009 and beyond.

Research and Development

We continued to evaluate the present INTELLITEMP design, and have also been developing improvements for its use in cardiac electrophysiology applications, based on in vitro and in vivo testing results.  We are also in the process of developing and formalizing hardware and software specifications for this next generation Energy Management Device, and focusing resources to engage in this project launch.

We are in the process of implementing a number of product improvements to improve the quality, robustness and user-friendliness of the Surgical Ablation Probe.  Other probe improvements will be slated for the product pipeline, in answer to user needs that we are learning from the field, as our customer base increases.

Sales and Marketing

We have continued to follow our strategic sales and marketing plans as previously reported.  Staffing for clinical site and case support for US surgical procedures has been increased. Our marketing team has redesigned our Web site to a state-of-the-art portal which allows patients, doctors and investors to view a broad range of clinical and product information including company milestones that have been met.  We are continuing to bolster our resources and personnel in sales and marketing as well as customer training/support throughout 2009.

We will continue to identify higher volume surgical ablation centers whose surgeons are experienced in the techniques of ablation.  Some of these sites will become Cardima Centers of Excellence and conduct peer-to peer physician training. It is anticipated that this strategy will aid our U.S. commercial efforts for surgical ablation, both open chest and minimally invasive, throughout 2009 and beyond.

We continue to appoint distribution partners worldwide. We have engaged distributors covering major markets in the United Kingdom, Europe, Japan, and Thailand. We anticipate strategic contracts will be in place prior to registration approvals of products in all key world markets throughout 2009. In Europe, Dot Medical and other strategic regional sales agents have been engaged to partner with us in developing centers of excellence. These centers will also serve as training sites for other surgeons in the EU.

We are in discussions with potential marketing partners for the China market to cover both electrophysiology and surgical products. We have also met with key physicians and opinion leaders in the industry to prepare for an appropriate market launch in China. Furthermore, in June 2008, we received approval from China’s State Food and Drug Administration to market the INTELLITEMP Energy Management Device in the People’s Republic of China.

We received product registration in Thailand and selected a key distribution partner to start Centers of Excellence in Thailand.  Dr. Li Poa has completed surgeon training at the Ramathibodi Hospital in Bangkok. This center will serve as a teaching institution for other surgeons. We are also working with the Thai ministry of health to achieve implementation of the Cardima surgical ablation procedure into their healthcare system.

In the field of electrophysiology, we are focusing developing next generation technologies of our probes and energy management device, with the goal of attaining an effective EP ablation procedure completed in less than 2 hours. In the meantime, we will be working with a few key European EP centers using our current system to develop procedures and protocols. We hope to receive CE Mark approval in late 2009 or early 2010. We are in the process of selecting marketing partners, training the field representatives and supporting customer centers that will develop into EP Centers of Excellence. These Centers of Excellence will also conduct peer-to peer physician training; aiding Cardima in EP sales and marketing efforts.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended March 31,
Net sales	2009	2008
United States	$301	$258
Europe	58	155
Asia/Pacific	2	1
Other	-	3
Total net sales	$361	$417

Sales for the three months ended March 31, 2009 were $361,000 as compared to $417,000 for the same period in 2008. Domestic sales of $301,000, which represents 83% of total sales, increased slightly over sales to the same region in the first three months of 2008 of $258,000, or 62% of total sales, due to higher shipments of our surgical ablation products. The higher sales to domestic channels were offset in part by lower shipments of our diagnostic products to our European customers.

We had no sales to Japan during 2008 and in the first three months of 2009, as our former Japanese distributor failed to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. Together with our new Japanese distributor, we have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. We anticipate resuming commercial sales in Japan sometime in early third quarter of 2009.

Cost of Goods Sold; gross margin deficiency

	(unaudited, in thousands)
	Three months ended March 31,
	2009	2008
Sales	$361	$417
Cost of goods sold	866	456
Gross margin deficiency	$(505)	$(39)

Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold for the three months ended March 31, 2009 were $866,000, or 240% of sales, as compared to $456,000, or 109% of sales, for the same period in 2008. The higher cost of goods sold in 2009 included a provision for potential obsolete inventory of certain products pending further clinical trials of $151,000, a one-time adjustment of cost related to our INTELLITEMP products of $118,000 and higher share-based compensation expense of $35,000. Compensation expenses were also higher in the three months of 2009 by $254,000 as compared to the same period in 2008 as we prepared for the commercialization of the surgical line of products as well as the positioning of our PATHFINDER line of products in anticipation of shipments to Japan as soon as the Shonin Application is approved. We expect cost of sales as a percentage to sales to improve as sales volume increases.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended March 31,
	2009	2008
Research and development	$1,705	$1,071

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses for the three months ended March 31, 2009 were $1.7 million, or 472% of sales, as compared to $1.1 million, or 257% of sales, for the same period in 2008. The increase was primarily related to higher compensation expenses of $319,000 due to headcount increase of 10 employees to support the new product commercialization initiative, higher cost of supplies of $77,000, and outside services and patent fees of $120,000.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended March 31,
	2009	2008
Selling, general and administrative	$2,037	$1,266

Selling, marketing, general and administrative expenses for the three months ended March 31, 2009 were $2.0 million, or 564% of sales, as compared to $1.3 million, or 303% of sales, for the same period in 2008.

Selling and marketing expenses for the three months ended March 31, 2009 increased slightly over the same period in 2008. General and administrative expenses for the three months ended March 31, 2009 increased by $682,000 over the same period in 2008. The increase was primarily due to higher compensation, due to headcount increase of 2 employees, and consulting expenses of $283,000, higher legal expenses of $207,000 and share-based compensation expenses of $147,000.

Total Other Income/( Expense)

Total other income/expense for the three months ended March 31, 2009 was $57,000 as compared to an interest income of $60,000 for the same period in 2008 mainly due to $100,000 of interest expense recorded in the first quarter of 2009 on the $6 million loan executed in November 2008. The loan was converted to equity in February 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $467,000 and $5.3 million as of March 31, 2009 and December 31, 2008, respectively. We also had $15.2 million in short-term investments as of March 31, 2009. Our working capital was $15.7 million as of March 31, 2009 as compared to a negative working capital of $338,000 as of December 31, 2008 due to a $6.0 million note payable, which was executed in November 2008 and converted to equity in February 2009.

The cash used in operating activities in the three months ended March 31, 2009 was $3.3 million, which reflected primarily a net loss of $4.3 million and non-cash charges of $527,000 consisting primarily of depreciation expense and stock-based compensation, offset partially by an increase in accounts payable and accrued liabilities of $418,000 due to the timing of payments. The cash used in operating activities in the three months ended March 31, 2008 was $2.7 million, which was essentially due to a net loss of $2.3 million, non-cash charges of $274,000 consisting primarily of depreciation expense and stock-based compensation, an increase in inventory of $341,000 and prepaid expenses of $595,000, offset in part by an increase in accounts payable and accrued liabilities of $385,000 due to timing of payments.

Net cash used in investing activities of $15.5 million in the three months ended March 31, 2009 was primarily for the purchase of short-term investments of $15.1 million consisting of certificates of deposit and our investment in capital expenditures of $366,000. This compares to capital expenditures of $290,000 in the same period of 2008. We continue to invest in capital expenditures chiefly to acquire lab equipment, computer hardware and software to support the growth of our business.

Net cash provided by financing activities was $13.9 million in the three months ended March 31, 2009. We have funded our operations primarily with proceeds from issuances of common stock, debt financing, and lease financing. In November 2008, we obtained approximately $6 million in debt financing. In February 2009, we obtained an additional $14 million in equity capital financing. The note holder of the $6 million we obtained in November 2008 converted the principal into equity in February 2009.

We believe our existing cash and cash equivalents and the additional capital raised in 2009 will be sufficient to meet our anticipated cash needs for at least nine to twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our products and services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. If additional funding is required, there can be no assurance what we may be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Since our distributors in the Netherlands and England who distribute our products to the respective countries and invoice in Euros and British Pounds, we have exposure to exchange rate fluctuations between the Euro, British Pounds and the U.S. Dollar. Our foreign-currency-based sales to these countries have been insignificant; as a result, the effect of the foreign exchange fluctuations on our financial results has not been significant.

ITEM 4. Controls and Procedures

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

Our management, including the chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

Based on our assessment under the COSO Internal Control framework, the Company's management, including the chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was effective as of March 31, 2009.

Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There were no changes to the internal controls that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and Principal Financial Officer concluded that our company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On August 31, 2007, our Board of Directors terminated the employment of our Chief Executive Officer and Acting Chief Financial Officer, Mr. Gabriel Vegh.  Mr. Vegh remained as a member of the Board of Directors until September 8, 2008.  On March 3, 2008, we received a letter from the law firm representing Mr. Vegh, who claimed for damages for wrongful termination in violation of statutes, breach of contract and related claims. We determined that Mr. Vegh’s termination was “with cause” thus the severance provision of his employment agreement did not apply. In April 2009, we reached an agreement with Mr. Vegh to settle all disputes and release all claims against each other.

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

ITEM 1A.	Risk factors

For the period between January 1, 2009 and March 31, 2009, we do not have any material change to report from risk factors as previously disclosed in our annual report on Form 10-K for the period ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The above offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of the Security Holders

None.

ITEM 5.	Other Information

We lease a 29,000 square feet facility in Fremont, California, which expires on May 31, 2010. On May 12, 2009, we extended the lease for sixty two months from June 2009 through July 2014. Under the terms of the extension, we have one option to renew the lease for a term of five more years at the then current fair market rental for comparable space.

ITEM 6.	Exhibits

10.21	Amendment to building lease *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardima furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *  Filed herewith

CARDIMA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

May 14, 2009	By:	/s/ Robert Cheney
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)