Form 10-Q
period 2009-06-30
CARDIMA INC
filed 2009-08-13
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 143,814,908 shares of the registrant's common stock, par value $0.001, issued and outstanding as of August 5, 2009.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

ASSETS	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$879	$5,325
Accounts receivable, net of allowances for doubtful accounts of $196 and $187, as of June 30, 2009 and December 31, 2008, respectively	216	169
Short term investment	11,555	50
Inventories	2,087	1,566
Prepaid expenses	358	687
Other current assets	31	9
Total current assets	15,126	7,806

Property and equipment, net of accumulated depreciation of $3,123 and $2,988 as of June 30, 2009 and December 31, 2008, respectively	1,326	924
Other assets	61	61
TOTAL ASSETS	$16,513	$8,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$296	$418
Accrued liabilities	791	1,477
Deferred Revenue	768	112
Loans Payable	14	6,012
Capital leases - current portion	26	25
Notes payable to related-party - current portion	-	100
Total current liabilities	1,895	8,144

Loans payable - net of current portion	34	41
Capital leases - net of current portion	32	45
TOTAL LIABILITIES	1,961	8,230

Shareholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 143,814,908 and 125,134,721 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	144	125
Additional paid-in-capital	211,492	190,220
Accumulated deficit	(197,584)	(190,284)
Total Shareholders' Equity	14,552	561
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,513	$8,791

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$415	$280	$776	$697
Cost of goods sold	465	878	1,331	1,334
Gross margin deficiency	(50)	(598)	(555)	(637)

Operating expenses:
Research and development	1,474	1,346	3,179	2,417
Selling, marketing, and general and administrative	1,537	2,262	3,574	3,528
Total operating expenses	3,011	3,608	6,753	5,945

Operating loss	(3,061)	(4,206)	(7,308)	(6,582)

Other income/(expenses):
Interest income	66	21	8	84
Other income/(expenses)	-	(3)	1	(6)
Total other income	66	18	9	78

Loss before income taxes	(2,995)	(4,188)	(7,299)	(6,504)

Income taxes	-	1	1	1
Net loss	$(2,995)	$(4,189)	$(7,300)	$(6,505)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Shares used in computing basic and diluted net loss per share	143,783	121,419	137,720	118,892

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,300)	$(6,505)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	173	67
Non-cash stock-based compensation	1,033	567
Non-cash compensation	-	868
Excess and obsolete inventory	167	-
Allowance for doubtful accounts	9	54
Changes in operating assets and liabilities:
Accounts receivable	(56)	(70)
Inventories	(933)	(450)
Prepaid and other assets	90	(433)
Accounts payable, accrued compensation and other liabilities	(888)	131
Deferred revenue	656	-
Accrued interest and fees	263	-
Net cash used in operating activities	(6,786)	(5,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(11,505)	-
Maturity of short-term investment	-	1,958
Purchase of property and equipment	(112)	(354)
Net cash provided by/(used in) investing activities	(11,617)	1,604

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(12)	(15)
Expense Reimbursement	-	(75)
Payment on notes payable	(6)	-
Payments on notes payable to related party	(100)	(4)
Net proceeds from sale of common stock	14,075	5,117
Net cash provided by financing activities	13,957	5,023

Change in cash and cash equivalents	(4,446)	856
Beginning cash and cash equivalents	5,325	4,811
Ending cash and cash equivalents	$879	$5,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$1
Cash paid for interest	$7	$14

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$-	$45
Conversion of accrued interest into common stock	$183	$-
Conversion of $6 million note into common stock	$6,000	$-
Warrants issued for loan financing	$-	$1,603

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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

The accompanying unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain all of the information included in our annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

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

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2009, compared to what was previously disclosed in our Annual Report on 10-K for the year ended December 31, 2008.

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

We typically do not receive advance payments from our customers in connection with the sale of our products. We occasionally enter into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, we may negotiate an advance payment from these customers. Advance payments from a customer aggregating $768,000 as of June 30, 2009 is included in deferred income on our consolidated balance sheets. Revenue recognition for customer orders that include advance payments is consistent with our revenue recognition policy described above.

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

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2009 and 2008, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in our statements of operations for 2009 and 2008 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense for the share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2009 and 2008, no excess tax benefits were generated.

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

Since January 2009, we have recognized stock-based compensation expense in our statement of operations in their respective cost centers as compared to recognizing all the compensation costs in general and administrative expense prior to 2009. The table below shows the compensation costs included in the statement of operations for the three and six months ended June 30, 2009 and 2008 by line item. The 2008 statement of operations have been reclassified to reflect the below changes to conform to the current year presentation. (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Cost of goods sold	$56	$18	$110	$37
Research and development	272	218	379	306
Selling, general and administrative	257	85	544	225
Total stock-based compensation expense	$585	$321	$1,033	$568

STOCK WARRANTS ISSUED TO THIRD PARTIES

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in the three and six months ended June 30, 2009 or 2008.

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	June 30,
	2009	2008
Warrants	14,784,211	9,333,241
Stock Options	8,049,630	7,059,005
Preferred Shares, common stock equivalent	1,000,000	1,000,000
Total Warrants, Options and Preferred Shares	23,833,841	17,392,246

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4)”, and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods . These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. We have determined that FSP 157-4 and FSP 115-2 do not currently apply to our activities and have adopted the disclosure requirements of FSP 107-1.

During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), “Subsequent Events”. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 in fiscal 2010 and are evaluating the impact it will have on our consolidated results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We will adopt SFAS 167 in fiscal 2010 and are evaluating the impact it will have on our consolidated results.

In June 2009, through the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US generally accepted accounting principles (“US GAAP”) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2009. This will not have an impact on the consolidated results of our Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

5.	CASH AND CASH EQUIVALENTS

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  As of June 30, 2009, we had cash and cash equivalents of $879,000.  At times we may exceed the federally insured limits.

6.	SHORT TERM INVESTMENTS

Short-term investments consist of certificates of deposit with maturities of less than a year.  As of June 30, 2009, we had short-term investments of approximately $11.6 million.

7.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Raw Materials	$812	$736
Work-In-Process	486	34
Finished Goods	1,183	1,024
Reserve for obsolescence	(394)	(228)
	$2,087	$1,566

Prior to 2009, we have included our INTELLITEMP products in inventory. In the first quarter of 2009, we have reclassified our INTELLITEMP products into capital assets as a result of a change in our sales strategy to facilitate sales of our surgical line of products. Depreciation for these capitalized assets will be included in cost of goods sold as the INTELLITEMPs are shipped to our customers. As of December 31, 2008, we had $261,000 worth of INTELLITEMPs included in finished goods inventory.

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

Pursuant to SAFA No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, or spoilage. Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight and re-handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. In the first six months of 2009, we have identified $4,000 of idle facility costs as certain plant operating costs as a result of an extended period of production down-time due to facilities maintenance. This was included in general and administrative expenses on our statement of operations.

8.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $94,000 and $173,000 for the three and six months ended June 30, 2009, respectively, as compared to $39,000 and $67,000 for the same periods in 2008, respectively.

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment	$4,066	$3,554
Leasehold improvements	383	358
	4,449	3,912
Less accumulated depreciation and amortization	(3,123)	(2,988)
Property and equipment, net	$1,326	$924

9.	RELATED PARTY TRANSACTIONS

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was extended in February 2009 through February 2010.  Per the agreement, Dr. Gaston is paid a monthly fee in exchange for advisory services to our Sales and Marketing departments.  During the six months ended June 30, 2009 and 2008, total fees earned under the agreement were $48,000 and $40,000, respectively.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was extended in September 2008 through September 2009. Dr. Chun is paid a monthly fee in exchange for the services he provides as our Chief Medical Officer. During the six months ended June 30, 2009 and 2008, total fees earned under the agreement were $60,000 and $48,000, respectively.

10.	LOANS PAYABLE

As previously disclosed, in December 2006, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  We have netted the notes receivable and payable in accordance with FASB Technical Bulletin 88-2.  The short-term and long-term payable balance amounted to $14,000 and $34,000, as of June 30, 2009, respectively.  The short-term and long-term payable balance amounted to $12,000 and $41,000, as of December 31, 2008, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease a 29,000 square feet facility in Fremont, California under an operating lease. On May 12, 2009, we extended the lease for sixty two months from June 2009 through July 2014. Under the terms of the extension, we have one option to renew the lease for a term of five more years at the then current fair market rental for comparable space.  We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at June 30, 2009 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2009	$104	$16
2010	208	31
2011	208	18
2012	208	-
2013	208	-
2014	121	-
Total minimum lease payments	$1,057	$65
Less amounts representing interest	-	(7)
Present value of net minimum lease payments	$1,057	$58

Short-Term	$-	$(26)
Long-Term	$-	$32

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

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for a term of one year and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is either cash, stock options, or a combination of both.

Contingencies

We are subject to numerous risks and uncertainties because of the nature and status of our operations and could be subject to claims and legal actions arising in the ordinary course of business. We are not currently involved in any litigation which, in our opinion, would have a material adverse effect on our business, operating results, cash flow or financial condition. However, there can be no assurance that any such proceeding will not escalate or otherwise become material to our business in the future. We maintain insurance coverage for events in amounts that we deem appropriate. We believe that uninsured losses, if any, will not be materially adverse to our financial position or results of operations.

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

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
United States	$295	71%	$196	70%	$596	77%	$462	66%
Europe	119	29%	84	30%	177	23%	234	34%
Asia/Pacific	1	-	-	-	3	-	1	-
Total Net Sales	$415	100%	$280	100%	$776	100%	$697	100%

Our diagnostic product group, namely the PATHFINDER family of micro-catheter systems, accounted for 57% and 58% of net sales for the three and six months ended June 30, 2009, respectively, as compared to 62% and 67% for the same periods in 2008, respectively.

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

Under the 2003 Stock Option Plan, 820,000 shares of Common Stock were reserved for issuance. Under the plan, any optionee who owns more than 10% of the combined voting power of all classes of outstanding stock is not eligible for the grant of an incentive stock option unless the exercise price of the option is at least 110% of the fair market value of the Common Stock on the date of the grant.

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

Valuation Assumptions

We estimate the forfeiture rate based on past turnover data.  The rate used in the three and six months ended June 30, 2009 and 2008 was minimal.  Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.

The assumptions used for the three and six months ended June 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Employee stock options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	155.0%	163%	154.9%	163%
Risk-free interest rate	2.5%	4.05%	2.5%	4.05%
Expected term (years)	7	7	7	7
Weighted-average fair value of options granted during the periods	$1.06	$1.28	$1.15	$0.73

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

The stock based compensation expense under SFAS123R that has been reported in the statements of operations is as follow:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Cost of sales	$56	$18	$110	$37
Research and development	272	218	379	306
Selling, general and administrative	257	85	544	225
Total stock-based compensation expense	$585	$321	$1,033	$568

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of June 30, 2009, there was $4.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.1 years.  There were approximately 289,000 and 27,000 options that became vested during the six months ended June 30, 2009 and 2008, respectively.

Since we have a full valuation allowance for our deferred tax assets, there was no impact to our cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Shares Available	Options Outstanding	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2008	20,618,333	9,167,222	$0.86	$7,034,211
	Granted	(250,000)	250,000
	Exercised	-	(115,001)
	Cancelled/expired	-	-
	Outstanding March 31, 2009	20,368,333	9,302,221	$0.87	$4,106,660
	Granted	(45,000)	45,000
	Exercised	-	(46,668)
	Cancelled/expired	1,381,666	(1,381,666)
	Outstanding June 30, 2009	21,704,999	7,918,887	$0.88	$2,567,132

2003	Outstanding December 31, 2008	747,638	67,571	$3.69	43,191
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	-
	Outstanding March 31, 2009	747,638	67,571	$3.69	$23,753
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	3,646	(3,646)
	Outstanding June 30, 2009	751,284	63,925	$3.87	$15,024

1993	Outstanding December 31, 2008	-	41,243	$12.03	-
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	-
	Outstanding March 31, 2009	-	41,243	$12.03	$-
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	(25)
	Outstanding June 30, 2009	-	41,218	$12.02	$-

1997 Director's Plan	Outstanding December 31, 2008	-	25,600	$1.02	$21,560
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	-
	Outstanding March 31, 2009	-	25,600	$1.02	$10,400
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	-
	Outstanding June 30, 2009	-	25,600	$1.02	$6,288

As of June 30, 2009, there were 2,403,201 vested and exercisable shares and 5,646,429 unvested and expected to vest shares.

During the three months ended June 30, 2009, 46,668 options to purchase shares of common stock were exercised. No options were exercised in the three months ended June 30, 2008.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of June 30, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of June 30, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.62	5,038,887	8.63	$0.47	2,215,580	8.68	$0.49
	$1.10-$1.62	810,000	9.13	$1.28	-	-	-
	$1.65-$1.85	2,070,000	9.39	$1.70	60,001	9.22	$1.85
	Total	7,918,887	8.88	$0.88	2,275,581	8.70	$0.52

2003	$0.55-$2.50	39,950	6.65	$0.62	37,827	6.64	$0.62
	$3.50-$12.40	23,975	5.02	$9.29	23,975	5.02	$9.29
	Total	63,925	6.04	$3.87	61,802	6.01	$3.98

1993	$3.40-$10.30	19,651	3.57	$8.95	19,651	3.57	$8.95
	$11.60-$19.40	21,567	2.57	$14.82	21,567	2.57	$14.82
	Total	41,218	3.04	$12.02	41,218	3.04	$12.02

1997 Director's	$0.50-$1.00	24,800	7.01	$0.73	23,800	7.02	$0.74
Plan	$8.40-$14.50	800	3.67	$10.10	800	3.67	$10.10
	Total	25,600	6.91	$1.02	24,600	6.91	$1.04

Non-employee Compensation

The Company accounts for options and warrants issued to non-employees under SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using the Black-Scholes option-pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms and the Company must recognize compensation as the option vests.  During the first six months of 2009, we reversed $164,000 of accrued stock compensation expense for an option granted in 2008 to a consultant.  The option had a performance based vesting which was not met.  During the first six months of 2009, we did not grant options to purchase shares of our common stock to non-employees.

15.	WARRANTS

The following table summarizes warrants for the years 2009 and 2008:

	Outstanding Warrants
	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	6,561,994	$0.55 - $14.00	$1.30
Warrant Shares Granted in 2008	2,771,247	$0.60 - $0.65	$0.62
Warrant Shares Cancelled in 2008	(104,585)	$7.79 - $12.38	$0.88
Warrant Shares Exercised in 2008	-	-	-
Balance as of 12/31/2008	9,228,656	$0.55 - $4.30	$0.88
Warrant Shares Granted	5,555,555	$1.25	$1.25
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 3/31/2009	14,784,211	$0.55 - $4.30	$1.02
Warrant Shares Granted	-	-	-
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 6/30/2009	14,784,211	$0.55 - $4.30	$1.02

 The following table summarizes information about warrants outstanding and exercisable at June 30, 2009:

Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Avg. Remaining Contractual Life (Yrs.)	Weighted Avg. Exercise Price
$4.30	757,409	0.3	$4.30
$0.55 - $1.25	14,026,802	4.0	$0.84
	14,784,211	3.8	$1.02

No warrants were exercised during the six months ended June 30, 2009 and 2008.

16.	PREFERRED SHARES

In 2007 we issued five million shares of convertible preferred stock to APIX Corporation.  APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 1 million shares of our common stock.  The Series A Preferred votes together with the Common Stock and will continue to carry 28 votes for each share of Preferred Stock. APIX International is an entity that is solely owned by Robert Cheney, who is also our CEO, CFO and a Director.

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

Our corporate strategy involves attaining certain key goals in the following areas:

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

In the immediate term, domestically, we are focusing our efforts on the commercialization of our FDA 510K cleared Surgical Ablation System.  In the European Union, we are in the process of developing Surgical Centers of Excellence, which specialize in special procedures and programs.  Management believes that the Chinese market is promising for us as it has a large population of untreated patients, a significant body of trained electrophysiologists and cardiac surgeons, and several cardiac centers that routinely perform both EP and surgical ablations.  In the second half of 2009, subject to obtaining regulatory approval, we intend to re-enter the Japanese diagnostic market and are reviewing Japanese regulatory requirements for our surgical and EP ablation products.

As we commercialize our products, we intend to identify key opinion leaders to become “product champions” and to certify certain leading cardiology programs as Cardima Centers of Excellence.  We intend to also continue to add leading electrophysiologists and cardiac surgeons as consultants and advisors to improve our products and the procedure designs.  We are also identifying appropriate independent distributors that will be engaged to train, support and distribute our products in key markets.

Manufacturing Capabilities

We have focused on improving our ability to manufacture, in commercial quantities, high quality reliable products and are committed to providing the best surgical and EP products possible.  This has entailed adding key individuals, improving design processes, adding test and quality control measures above those required and implementing training and support systems to ensure high levels of staff performance and product quality.  We believe we have made great strides in achieving new manufacturing goals and standards in 2009 and beyond.

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

Sales and Marketing

We have continued to follow our strategic sales and marketing plans as previously reported.  Also, staffing for clinical site and case support for US surgical procedures has been increased. Our redesigned Web site allows patients, doctors and investors to view a broad range of clinical and product information including company milestones that have been met.  We are continuing to bolster our resources and personnel in sales and marketing as well as customer training/support throughout 2009.

We will continue to identify higher volume surgical ablation centers whose surgeons are experienced in the techniques of ablation.  Some of these sites will become Cardima Centers of Excellence and conduct peer-to peer physician training. Our management anticipates that this strategy will aid our U.S. commercial efforts for surgical ablation, both open chest and minimally invasive, throughout 2009 and beyond.

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

In the field of electrophysiology, we are focusing on developing the next generation technologies of our probes and energy management device, with the goal of attaining an effective EP ablation procedure completed in less than 2 hours. In the meantime, we will be working with a few key European EP centers using our current system to develop procedures and protocols. We hope to receive CE Mark approval in late 2009 or early 2010. We are in the process of selecting marketing partners, training the field representatives and supporting customer centers that will develop into EP Centers of Excellence. These Centers of Excellence will also conduct peer-to peer physician training; aiding Cardima in EP sales and marketing efforts.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended		Six months ended
Net sales	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
United States	$295	$196	$596	$462
Europe	119	84	177	234
Asia/Pacific	1	-	3	1
Total net sales	$415	$280	$776	$697

Sales for the three months ended June 30, 2009 were $415,000 as compared to $280,000 for the same period in 2008.  For the six months ended June 30, 2009, net sales were $776,000 as compared to $697,000 for the same period in 2008.

Domestic sales of $295,000 and $596,000, for the three and six months ended June 30, 2009, respectively, represents 71% and 77% of total sales.  Domestic sales of $196,000 and $462,000, for the three and six months ended June 30, 2008, respectively, represent 70% and 66% of total sales.  The slight increase in domestic sales over the same periods last year was primarily due to higher shipments of our surgical ablation products.

We had no sales to Japan during 2008 and in the first six months of 2009, as our former Japanese distributor failed to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. Together with our new Japanese distributor, we have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. We anticipate resuming commercial sales in Japan in the second half of 2009.

Cost of goods sold; gross margin (deficiency)

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$415	$280	$776	$697
Cost of sales	465	878	1,331	1,334
Gross margin (deficiency)	$(50)	$(598)	$(555)	$(637)

Cost of goods sold for the three months ended June 30, 2009 were $465,000, or 112% of sales, as compared to $878,000, or 314% of sales for the same period in 2008. The improved cost of goods sold percentage was mainly due to cost controls, better utilization of labor and higher output of our PATHFINDER line of diagnostic catheters. Cost of goods sold for the three months ended June 30, 2009 also included $145,000 of materials scrapped during the quarter.  For the six months ended June 30, 2009, costs of goods sold were $1.3 million, or 172% of sales, as compared to $1.3 million, or 191% of sales. The improvement was mainly due to the efficiencies achieved in the second quarter of 2009, offset partially by the $145,000 of scrapped materials.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Research and development	$1,474	$1,346	$3,179	$2,417

Research and development expenses for the three months ended June 30, 2009 were $1.5 million, or 355% of sales, as compared to $1.3 million, or 481% of sales, for the same period in 2008. The increase was primarily related to higher compensation expenses of $424,000 due to headcount increase of 13 additional employees to support our new product commercialization initiative, partially offset by lower outside consulting expenses of $310,000. For the six months ended June 30, 2009, research and development expenses were $3.2 million, or 410% of sales, as compared to $2.4 million, or 347% of sales, in the same period of 2008. The higher expenses were largely attributable to increased compensation expenses of $850,000 due to increased headcount, offset in part by lower outside consulting expenses of $187,000.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Selling, general and administrative	$1,537	$2,262	$3,574	$3,528

Selling, marketing, general and administrative expenses for the three months ended June 30, 2009 were $1.5 million, or 370% of sales, as compared to $2.3 million, or 808% of sales, for the same period in 2008. Selling and marketing expenses were primarily flat for the three months period in 2009 as compared to 2008. General and administrative expenses for the three months ended June 30, 2009 were lower by $831,000 as compared to the same period in 2008 due mainly to a non-cash compensation cost of $868,000, accounted for under the Black-Scholes option-pricing model, for warrants granted to APIX in consideration of their services provided in the arrangement of the funding during the second quarter of 2008 of $5.1 million from accredited investors, and payment of $80,000 to APIX to facilitate the funding arrangement.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2009 were $3.6 million, or 461% of sales, as compared to $3.5 million, or 506% of sales, for the same period in 2008. Selling and marketing expenses were essentially the same for the six months period in 2009 as compared to 2008. General and administrative expenses were also flat for the six months period in 2009 as compared to 2008 with higher compensation, due to higher headcount, and consulting expenses of $596,000, and higher legal expenses of $200,000, offset partially by lower non-cash compensation cost of $868,000, which was incurred in the second quarter of 2008.

Total other income/(expense)

Total other income for the three months ended June 30, 2009 was $66,000 as compared to an income of $18,000 for the same period in 2008 mainly due to interest income from our $11.6 million short-term investment. Total other income for the six months ended June 30, 2009 was $9,000 as compared to $78,000 for the same period in 2008 due mostly to an interest income of $109,000 from short-term investment, offset in part by $100,000 of interest expense recorded in the first quarter of 2009 on the November 2008 $6 million loan. The loan was converted to equity in February 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $879,000 and $5.3 million as of June 30, 2009 and December 31, 2008, respectively. We also had $11.6 million in short-term investments as of June 30, 2009. Our working capital was $13.2 million as of June 30, 2009 as compared to a negative working capital of $338,000 as of December 31, 2008 due to a $6.0 million note payable, which was executed in November 2008 and converted to equity in February 2009.

The cash used in operating activities in the six months ended June 30, 2009 was $6.8 million, which reflected primarily a net loss of $7.3 million and non-cash charges of $1.2 million consisting primarily of depreciation expense and stock-based compensation, a decrease in accounts payable and accrued liabilities of $625,000 due to the timing of payments and an increase in inventory of $766,000, offset in part by deferred revenue of $656,000. The cash used in operating activities in the six months ended June 30, 2008 was $5.8 million, which was essentially due to a net loss of $6.5 million, non-cash charges of $634,000 consisting primarily of depreciation expense and stock-based compensation, an increase in inventory of $450,000 and prepaid expenses of $433,000, offset in part by the recognition of a non-cash compensation expense of $868,000 resulted from the issuance of warrants for the sales of our common stock in May 2008.

Net cash used in investing activities of $11.6 million in the six months ended June 30, 2009 was primarily for the purchase of short-term investments of $11.5 million consisting of certificates of deposit and our investment in capital expenditures of $113,000. This compares to capital expenditures of $376,000 in the same period of 2008 and a maturity of short-term investment of $2 million, which was liquidated to support our operating needs. We continue to invest in capital expenditures mainly to acquire lab equipment, computer hardware and software to support the growth of our business.

Net cash provided by financing activities was $14.0 million in the six months ended June 30, 2009 as compared to $5.0 million in the same period in 2008. We have funded our operations primarily with proceeds from issuances of common stock, debt financing, and lease financing. In November 2008, we obtained approximately $6 million in debt financing. In February 2009, we obtained an additional $14 million in equity capital financing. The note holder of the $6 million we obtained in November 2008 converted the principal into equity in February 2009.

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

Our management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

Based on our assessment under the COSO Internal Control framework, the Company's management, including the chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk factors

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended December 31, 2008 filed with the SEC on March 19, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of the Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
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

CARDIMA, INC.

August 13, 2009	By:	/s/ Robert Cheney

Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)