Form 10-Q
period 2009-09-30
CARDIMA INC
filed 2009-11-13
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 143,835,205 shares of the registrant's common stock, par value $0.001, issued and outstanding as of October 30, 2009.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		24

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

ASSETS	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$580	$5,325
Accounts receivable, net of allowances for doubtful accounts of $191 and $187, as of September 30, 2009 and December 31, 2008, respectively	211	169
Short term investment	9,095	50
Inventories	2,499	1,566
Prepaid expenses	316	687
Other current assets	61	9
Total current assets	12,762	7,806

Property and equipment, net of accumulated depreciation of $3,221 and $2,988 as of September 30, 2009 and December 31, 2008, respectively	1,401	924
Other assets	61	61
TOTAL ASSETS	$14,224	$8,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303	$418
Accrued liabilities	955	1,477
Deferred revenue	768	112
Loans payable	14	6,012
Capital leases - current portion	27	25
Notes payable to related-party - current portion	-	100
Total current liabilities	2,067	8,144

Loans payable - net of current portion	30	41
Capital leases - net of current portion	25	45
TOTAL LIABILITIES	2,122	8,230

Shareholders' Equity:
Preferred stock, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 143,828,388 and 125,134,721 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	144	125
Additional paid-in-capital	211,891	190,220
Accumulated deficit	(200,433)	(190,284)
Total Shareholders' Equity	12,102	561
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,224	$8,791

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine months ended September 30,

	2009	2008	2009	2008
Net sales	$333	$391	$1,109	$1,088
Cost of goods sold	447	875	1,778	2,209
Gross margin deficiency	(114)	(484)	(669)	(1,121)

Operating expenses:
Research and development	1,076	1,478	4,255	3,895
Selling, general and administrative	1,697	1,440	5,271	4,968
Total operating expenses	2,773	2,918	9,526	8,863

Operating loss	(2,887)	(3,402)	(10,195)	(9,984)

Interest income	38	20	46	104
Other income / (expense)	-	(5)	1	(11)
Total other income	38	15	47	93

Loss before income taxes	(2,849)	(3,387)	(10,148)	(9,891)

Income taxes	-	-	1	1
Net loss	$(2,849)	$(3,387)	$(10,149)	$(9,892)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.08)
Shares used in computing basic and diluted net loss per share	143,821	124,902	139,776	120,910

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,149)	$(9,892)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	284	111
Non-cash stock-based compensation	1,426	989
Non-cash compensation	-	868
Excess and obsolete inventory	132	-
Allowance for doubtful accounts	3	108
Changes in operating assets and liabilities:
Accounts receivable	(45)	(177)
Inventories	(1,310)	(687)
Prepaid and other assets	90	(855)
Accounts payable, accrued compensation and other liabilities	(717)	467
Deferred revenue	656	-
Accrued interest and fees	263	-
Net cash used in operating activities	(9,367)	(9,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(9,045)	(50)
Maturity of short-term investment	-	2,008
Purchase of property and equipment	(287)	(500)
Net cash provided by/(used in) investing activities	(9,332)	1,458

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(18)	(21)
Payment on notes payable	(9)	-
Payments on notes payable to related party	(100)	(82)
Net proceeds from sale of common stock	14,081	5,143
Net cash provided by financing activities	13,954	5,040

Change in cash and cash equivalents	(4,745)	(2,570)
Beginning cash and cash equivalents	5,325	4,811
Ending cash and cash equivalents	$580	$2,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$1
Cash paid for interest	$8	$21

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$-	$79
Conversion of accrued interest into common stock	$183	$-
Conversion of $6 million note into common stock	$6,000	$-
Reclassification of INTELLITEMP products from operating to investing activities	$245	$-

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cardima, Inc., (“we”, “us”, “our”) was incorporated in the State of Delaware on November 12, 1992. We design, develop, manufacture and market minimally invasive, single-use, micro-catheter systems for the mapping and ablation of the two most common forms of cardiac arrhythmias: atrial fibrillation and ventricular tachycardia. We have developed the PATHFINDER®, TRACER® and VUEPORT® Series of diagnostic catheters, the NAVIPORT® Series of guiding catheters, the REVELATION® Series of ablation catheters, the Surgical Ablation System with its series of ablation probes, and the INTELLITEMP® Energy Management Device Series for RF (radiofrequency) energy management. These devices are CE marked and/or received United States FDA 510(k) clearance.  The REVELATION Series of ablation catheters with the INTELLITEMP EP Energy Management Device was developed and marketed for the treatment of atrial fibrillation (“AF”) with CE mark approval in Europe; is not yet commercially approved in the United States. We have licensed our micro-catheter technology for use in the treatment of electrophysiological diseases affecting areas other than the central nervous system. We sell our products worldwide through both direct sales and distribution channels, with a substantial portion of our sales to international customers.

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

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2009, compared to what was previously disclosed in our Annual Report on 10-K for the year ended December 31, 2008.

REVENUE RECOGNITION

We recognize revenue from two types of customers, end users and distributors in accordance with Accounting Standard Codification “ASC” 605, “Revenue Recognition” (formerly Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”). Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and risk of loss at the shipping point.

We typically do not receive advance payments from our customers in connection with the sale of our products. We occasionally enter into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, we may negotiate an advance payment from these customers. Advance payments from a customer aggregating $768,000 as of September 30, 2009 is included in deferred income on our consolidated balance sheets. Revenue recognition for customer orders that include advance payments is consistent with our revenue recognition policy described above.

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

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with ASC 220, “Comprehensive Income”, (formerly Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income).  We, however, do not have any components of other comprehensive loss as defined by ASC 220 and therefore, for the three and nine months ended September 30, 2009 and 2008, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

STOCK-BASED COMPENSATION

The accounting principles require measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.

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

Since January 2009, we have recognized stock-based compensation expense in our statement of operations in their respective cost centers as compared to recognizing all the compensation costs in general and administrative expense prior to 2009. The table below shows the compensation costs included in the statement of operations for the three and nine months ended September 30, 2009 and 2008 by line item. The 2008 statement of operations have been reclassified to reflect the below changes to conform to the current year presentation. (unaudited, in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Cost of sales	$48	$37	$158	$74
Research and development	(45)	149	334	455
Selling, general and administrative	390	236	934	461
Total stock-based compensation expense	$393	$422	$1,426	$990

STOCK WARRANTS ISSUED TO THIRD PARTIES

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of ASC 505-50, “Equity-Based Payments To Non-Employees”, (formerly EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services), and ASC 605-50, “Revenue Recognition – Customer Payments and Incentives”, (formerly EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)). Under the provisions of ASC 505-50, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. ASC 605-50 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in the three and nine months ended September 30, 2009 or 2008.

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	September 30,
	2009	2008

Warrants	14,784,211	9,261,086
Stock Options	7,802,644	9,616,193
Preferred Shares, common stock equivalent	1,000,000	1,000,000
Total Warrants, Options and Preferred Shares	23,586,855	19,877,279

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.

SUBSEQUENT EVENTS

In June 2009 the Financial Accounting Standards Board (FASB) amended the existing guidance relating to the disclosure of subsequent events. The adoption of the amended guidance did not impact the Company’s financial position or results of operations.  Events or transactions that occurred between September 30, 2009 and November 13, 2009, the date the Company’s financial statements were filed with the SEC, were reviewed for subsequent event accounting and disclosure.  During this period the Company did not have any material recognizable subsequent events.

4.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our condensed financial statements as of September 30, 2009.

During May 2009, the FASB issued ASC 855, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events”).  ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  We adopted the provisions of ASC 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our condensed financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”, (formerly SFAS No. 166, “Accounting for Transfers of Financial Assets).  ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our condensed financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, regarding the consolidation of variable interest entities (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R))”.  ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our condensed financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009.  All other literature will be considered non-authoritative after the effective date of the Codification. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  We have adopted the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2009. The adoption of the codification did not have a material impact on the condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have a material impact on our condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update on its condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

5.	CASH AND CASH EQUIVALENTS

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  As of September 30, 2009, we had cash and cash equivalents of $580,000.  At times we may exceed the federally insured limits.

6.	SHORT TERM INVESTMENTS

Short-term investments consist of certificates of deposit with maturities of less than a year.  As of September 30, 2009, we had short-term investments of approximately $9.1 million.

7.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Raw Materials	$854	$736
Work-In-Process	969	34
Finished Goods	1,036	1,024
Reserve for obsolescence	(360)	(228)
	$2,499	$1,566

Prior to 2009, we have included our current version of INTELLITEMP products, which is a radiofrequency energy management device, in inventory. In the first quarter of 2009, we have reclassified our INTELLITEMP products from inventory into capital assets as a result of a change in our sales strategy to facilitate sales of our line of disposable surgical products. This change in sales strategy is warranted as a result of our customers’ general practice of purchasing only disposable products. This sales strategy is consistent with how similar disposable products are usually sold by some of our competitors. As a result of this change, we loan our INTELLITEMP products to our customers when they purchase our surgical ablation probes, which together, comprise our surgical ablation system for use in the treatment of atrial fibrillation. Depreciation for these capitalized assets will be included in cost of goods sold as the INTELLITEMPs are shipped to our customers for use. During the first quarter of 2009, we have reclassified $245,000 worth of the current version of INTELLITEMP products from inventory to property and equipment.

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

Pursuant to ASC 330, (formerly SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4) items such as idle facility expense, excessive spoilage, double freight and re-handling costs should be recognized as current-period charges. In addition, ASC 330 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In the first nine months of 2009, we have identified $30,000 of idle facility costs as certain plant operating costs as a result of an extended period of production down-time due to facilities maintenance. This was included in general and administrative expenses on our statement of operations.

8.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $109,000 and $282,000 for the three and nine months ended September 30, 2009, respectively, as compared to $45,000 and $111,000 for the same periods in 2008, respectively.

Included in property and equipment are our INTELLITEMP radiofrequency energy management devices, which we reclassified from inventory in the first quarter of 2009. These units will be loaned at no cost to our direct customers that purchase our disposable products. INTELLITEMP units are carried at cost less accumulated depreciation. The units are depreciated over a three year period and such depreciation is included in cost of goods sold. Depreciation expense for INTELLITEMP units used for demonstration, evaluation, training and internal use is included as operating expenses. The total of such depreciation included in cost of goods sold and operating expenses for the nine months ended September 30, 2009 has not been significant. Depreciation expense attributable to INTELLITEMP units used for demonstration or clinical trial purposes is included as a component of operating expenses.

Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Equipment	$4,229	$3,554
Leasehold improvements	393	358
	4,622	3,912
Less accumulated depreciation and amortization	(3,221)	(2,988)
Property and equipment, net	$1,401	$924

9.	RELATED PARTY TRANSACTIONS

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was extended in February 2009 through February 2010.  Per the agreement, Dr. Gaston is paid a monthly fee in exchange for advisory services to our Sales and Marketing departments.  During the nine months ended September 30, 2009 and 2008, total fees earned under the agreement were $72,000 and $64,000, respectively.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was extended in September 2008 through September 2009. Dr. Chun is paid a monthly fee in exchange for the services he provides as our Chief Medical Officer. During the nine months ended September 30, 2009 and 2008, total fees earned under the agreement were $90,000 and $74,000, respectively.

10.	LOANS PAYABLE

As previously disclosed, in December 2006, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  We have netted the notes receivable and payable in accordance with ASC 210-20, “Balance Sheet-offsetting”.  The short-term and long-term payable balance amounted to $14,000 and $30,000, as of September 30, 2009, respectively.  The short-term and long-term payable balance amounted to $12,000 and $41,000, as of December 31, 2008, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease a 29,000 square feet facility in Fremont, California under an operating lease. On May 12, 2009, we extended the lease for sixty two months from June 2009 through July 2014. Under the terms of the extension, we have an option to renew the lease for a term of five more years at the then current fair market rental for comparable space.  We also lease certain equipment under non-cancelable capital leases, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases at September 30, 2009 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2009	$52	$8
2010	208	31
2011	208	18
2012	208	-
2013	208	-
2014	121	-
Total minimum lease payments	$1,005	$57
Less amounts representing interest	-	(5)
Present value of net minimum lease payments	$1,005	$52

Short-Term	$-	$(27)
Long-Term	$-	$25

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

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for a term of one year and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is cash, stock options, or a combination of both.

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

13. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
United States	$254	76%	$343	88%	$850	77%	$805	74%
Europe	78	24%	48	12%	255	23%	282	26%
Asia/Pacific	1	-	-	-	4	-	1	-
Total Net Sales	$333	100%	$391	100%	$1,109	100%	$1,088	100%

Our diagnostic product group, namely the PATHFINDER family of micro-catheter systems, accounted for 72% and 62% of net sales for the three and nine months ended September 30, 2009, respectively, as compared to 51% and 61% for the same periods in 2008, respectively.

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

Valuation Assumptions

We estimate the forfeiture rate based on past turnover data.  The rate used in the three and nine months ended September 30, 2009 and 2008 was minimal.  Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.

The assumptions used for the three and nine months ended September 30, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee stock options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	155.6%	158.0%	155.2%	160.2%
Risk-free interest rate	3.4%	3.8%	2.8%	3.7%
Expected term (years)	7	7	7	7
Weighted-average fair value of options granted during the periods	$0.69	$1.61	$0.99	$1.29

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

The stock based compensation expense under ASC 718 that has been reported in the statements of operations is as follow:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by caption:
Cost of sales	$48	$37	$158	$74
Research and development	(45)	149	334	455
Selling, general and administrative	390	236	934	461
Total stock-based compensation expense	$393	$422	$1,426	$990

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of September 30, 2009, there was $3.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.9 years.  There were approximately 2,005,000 and 1,294,000 options that became vested during the nine months ended September 30, 2009 and 2008, respectively.

Since we have a full valuation allowance for our deferred tax assets, there was no impact to our cash flows related to excess tax benefits associated with the provisions of the Accounting Standard Codification 718, or former SFAS, No. 123R, Share-Based Payment.

The following is a summary of stock option activity under all plans:

		Shares Available	Options Outstanding	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2008	20,618,333	9,167,222	$0.86	$7,034,211
	Granted	(450,000)	450,000
	Exercised	-	(175,003)
	Cancelled/expired	1,768,331	(1,768,331)
	Outstanding September 30, 2009	21,936,664	7,673,888	$0.89	$2,519,161

2003	Outstanding December 31, 2008	747,638	67,571	$3.69	$43,191
	Granted	-	-
	Exercised	-	(146)
	Cancelled/expired	4,387	(4,387)
	Outstanding September 30, 2009	752,025	63,038	$3.92	$15,450
			-
1993	Outstanding December 31, 2008	-	41,243	$12.03	$-
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	(1,125)
	Outstanding September 30, 2009	-	40,118	$11.86	$-

1997 Director's Plan	Outstanding December 31, 2008	-	25,600	$1.02	$21,560
	Granted	-	-
	Exercised	-	-
	Cancelled/expired	-	-
	Outstanding September 30, 2009	-	25,600	$1.02	$6,680

As of September 30, 2009, there were 4,002,592 vested and exercisable shares and 3,800,052 unvested and expected to vest shares.

There were 13,480 and 4,687 options to purchase common stock exercised during the three months ended September 30, 2009 and 2008, respectively.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of September 30, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of September 30, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of September 30, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.71	4,848,888	8.19	$0.48	3,112,240	8.13	$0.47
	$1.10-$1.57	660,000	9.20	$1.29	81,670	8.95	$1.25
	$1.60-$1.85	2,165,000	8.90	$1.70	681,670	8.89	$1.70
	Total	7,673,888	8.48	$0.89	3,875,580	8.28	$0.71

2003	$0.55-$2.50	39,063	6.15	$0.62	38,319	6.14	$0.62
	$3.50-$12.40	23,975	4.52	$9.29	23,975	4.52	$9.29
	Total	63,038	5.53	$3.92	62,294	5.51	$3.96

1993	$3.40-$8.60	4,650	1.90	$4.60	4,650	1.90	$4.60
	$10.30-$19.40	35,468	2.71	$12.82	35,468	2.71	$12.82
	Total	40,118	2.62	$11.86	40,118	2.62	$11.86

1997 Director's Plan	$0.50-$1.00	24,800	6.52	$0.73	23,800	6.52	$0.74
	$8.40-$14.50	800	3.17	$10.10	800	3.17	$10.10
	Total	25,600	6.41	$1.02	24,600	6.42	$1.04

Non-employee Compensation

The Company accounts for options and warrants issued to non-employees under ASC 505-50, “Equity-Based Payments To Non-Employees”, (formerly SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), using the Black-Scholes option-pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms and the Company must recognize compensation as the option vests.  During the first nine months of 2009, we reversed $164,000 of accrued stock compensation expense for an option granted in 2008 to a consultant.  The option had a performance based vesting which was not met.  During the first nine months of 2009, we did not grant options to purchase shares of our common stock to non-employees.

15.	WARRANTS

The following table summarizes warrants for the years 2009 and 2008:

	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2008	9,228,656	$0.55 - $4.30	$0.88
Warrant Shares Granted	5,555,555	$1.25	$1.25
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 3/31/2009	14,784,211	$0.55 - $4.30	$1.02
Warrant Shares Granted	-	-	-
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 6/30/2009	14,784,211	$0.55 - $4.30	$1.02
Warrant Shares Granted	-	-	-
Warrant Shares Cancelled	-	-	-
Warrant Shares Exercised	-	-	-
Balance as of 9/30/2009	14,784,211	$0.55 - $4.30	$1.02

 The following table summarizes information about warrants outstanding and exercisable at September 30, 2009:

Range of Exercise Price	Number of Warrants Outstanding and Exercisable	Weighted Avg. Remaining Contractual Life (Yrs.)	Weighted Avg. Exercise Price
$4.30	757,409	0.1	$4.30
$0.55 - $1.25	14,026,802	3.8	$0.84
	14,784,211	3.6	$1.02

No warrants were exercised during the nine months ended September 30, 2009 and 2008.

16.	PREFERRED SHARES

In 2007 we issued five million shares of convertible preferred stock to APIX International.  APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 1 million shares of our common stock.  Holders of the Series A Preferred stock votes together with the Common Stock and carry 28 votes for each share of Series A Preferred stock. APIX International is an entity that is solely owned by Robert Cheney, who is also our CEO, CFO and a Director.

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

 Japanese Diagnostic Market

We expect to receive regulatory approval in the near term to re-enter the Japanese market with our family of guidewire-based, PATHFINDER® diagnostic micro-mapping catheters.  Upon approval, our PATHFINDER catheters, which are designed for accessing and mapping the smallest and most tortuous vasculature of the heart wall to facilitate treatment of arrhythmias, will be marketed in Japan though an exclusive agreement with medical device, distributor Japan Lifeline Co. Ltd., a sub-distributor of Robert Reid Inc., our logistics and regulatory partner in that country.  We believe that the Japanese market for diagnostic catheters is robust and we have been building inventory to meet anticipated demand.  Japan Lifeline is an ideal marketing partner for our diagnostic line of products as they have a significant presence in Japan’s electrophysiology market and sales representatives with established relationships with key physicians and clinical centers nationwide.  Our entry into the Japanese diagnostic market is entirely dependent upon receipt of regulatory approval and in the event marketing approval is significantly delayed or denied, marketing efforts will be materially affected.

Our PATHFINDER diagnostic mapping catheters are currently approved for marketing in the U.S., Europe, Canada and Thailand.

Surgical Ablation System – U.S.

We are training a number of cardiothoracic surgeons at leading U.S. medical centers on the use of our Surgical Ablation System (“SAS”).  Our training program focuses on establishing commercial centers with some designated as regional training centers to facilitate additional training of surgeons.  Certain centers also will collect registry data to track product performance and safety.  Dr. Li Poa, a pioneer in minimally invasive thoracoscopic atrial ablation and long-time user of the Cardima SAS, recently performed his first case at Kaiser Permanente Hospital – Sunset in Los Angeles.  The SAS performed well and the probe was well received by other surgeons and electrophysiologists (“EPs”) in attendance.  Additionally, several leading U.S. surgeons are planning clinical studies using the Cardima Surgical Ablation System.

Surgical Ablation System – Europe

We will be launching surgical programs in the fourth quarter of 2009 at hospitals affiliated with select leading European cardiac surgeons who have extensive experience in the surgical treatment of AF.  These programs will highlight the benefits and advantages of our Surgical Ablation System over competing products for European physicians, patients and hospitals.  A European surgical study using our Surgical Ablation System is also planned.

Surgical Ablation System – Thailand

We have completed the first stage of surgeon training on our Surgical Ablation System at the Ramathibodhi Hospital, a large public and teaching hospital in Bangkok.  Ramathibodhi Hospital is preparing to launch its AF Center of Excellence utilizing our Surgical Ablation System.  This Center of Excellence will be promoted in Thailand, as well as more broadly throughout Asia.  We also expect to begin training surgeons at one of Thailand’s leading private and tourist medicine cardiac centers, Bangkok Heart Hospital.  Thailand is known as a significant “tourist medicine” market and our move into the private market in Thailand are expected to commence in the fourth quarter of 2009.

Surgical Ablation System – China

We expect to receive marketing approval for our Surgical Ablation System in China in early 2010, acknowledging the approval is outside of our control.  We have established relationships with leading physicians at cardiac centers involved in the treatment of AF to facilitate market entry, subject to marketing approval.  Some of these physicians also are attached to academic teaching hospitals, and clinical studies with our Surgical Ablation System are being actively considered in the Chinese market.

Surgical Ablation System – Regulatory and Clinical

We are actively considering entering additional markets with our Surgical Ablation System, including Australia, India, Russia and several European markets.  A decision to enter these markets is dependent on regulatory approvals, and an assessment of the individual market’s potential and the resources available to us.

EP Ablation System

As part of our regulatory and commercial strategy in the electrophysiology ablation market, we maintain contact with several leading EPs around the world.  We are in regular dialogue with these leading EPs, getting their input and feedback on the clinical performance of our EP Ablation System and regulatory strategy.

We concluded in early 2009 that an opportunity existed to significantly improve our existing EP Ablation System with the key objective of marketing a system with a significantly higher clinical success rate from a single ablation procedure compared with existing commercial products.  We elected to implement and clinically validate product improvements prior to a wide commercial launch of the EP Ablation System in Europe and the filing of a premarket approval (“PMA”) application with the U.S. Food and Drug Administration (“FDA”).

We have made significant advances and are currently validating and clinically evaluating the new EP Ablation System.  We expect that EPs will benefit from the new EP Ablation System’s improved power delivery, temperature feedback, tissue temperature stability, tissue contact, deflection characteristics and ease of catheter manipulation, as well as shorten total procedure times and improved formation of critical target lesions.

Based on the performance of the new EP Ablation System in studies to date, we are considering seeking regulatory approvals for a range of clinical indications that can benefit from linear, deep and contiguous lesions, including AF and atrial flutter.  We are planning an aggressive regulatory strategy focused on seeking CE Mark approval for marketing the EP Ablation System in the European Union, a PMA filing with the FDA for the treatment of AF and potentially other indications, an updated filing for China that incorporates product modifications, and potentially seeking approvals in additional global markets.

New Energy Management Device

We are developing an entirely new and updated energy management device to improve both the Surgical Ablation System and EP Ablations System.  Clinical studies with this new unit are scheduled to begin in 2010 and, following clinical evaluation, the new unit will be validated for sale in Europe and the U.S.  This new unit will incorporate its own radiofrequency (“RF”) energy source and is expected to offer significant benefits in terms of improved power delivery and stability over our current Intellitemp, which relies on a third-party RF generator.  Commercial sale and use of this new unit in each market will be entirely dependent upon receipt of the applicable regulatory approvals.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended September 30,		Nine months ended September 30,
Net sales	2009	2008	2009	2008
United States	$254	$343	$850	$805
Europe	78	48	255	282
Asia/Pacific	1	-	4	1
Total net sales	$333	$391	$1,109	$1,088

Sales for the three months ended September 30, 2009 were $333,000 as compared to $391,000 for the same period in 2008.  For the nine months ended September 30, 2009, net sales were $1.1 million, which was similar to net sales in the same period in 2008. There have been no significant changes in the selling price of our products and the volume of sales has remained substantially the same from period to period. However, we did have a small drop in sales for the three month ended September 30, 2009 as compared to the three months ended September 30, 2008.

Domestic sales of $254,000 and $850,000, for the three and nine months ended September 30, 2009, respectively, represent 76% and 77% of total sales.  Domestic sales of $343,000 and $805,000, for the three and nine months ended September 30, 2008, respectively, represent 88% and 74% of total sales. Our domestic sales as percentage of total sales have remained relatively consistent for the nine months ended September 30, 2009 as compared to the similar period in 2008.

We had no sales to Japan during 2008 and in the first nine months of 2009, as our former Japanese distributor failed to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. Together with our new Japanese distributor, we have filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. We anticipate resuming commercial sales in Japan in the fourth quarter of 2009. Our entry into the Japanese diagnostic market is entirely dependent upon the written receipt of regulatory approval and in the event that this approval is further delayed or denied, our marketing efforts will be materially affected.

Cost of goods sold; gross margin (deficiency)

	(unaudited, in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$333	$391	$1,109	$1,088
Cost of sales	447	875	1,778	2,209
Gross margin (deficiency)	$(114)	$(484)	$(669)	$(1,121)

Cost of goods sold for the three months ended September 30, 2009 were $447,000, or 134% of sales, as compared to $875,000, or 223% of sales for the same period in 2008. For the nine months ended September 30, 2009, costs of goods sold were $1.8 million, or 160% of sales, as compared to $2.2 million, or 203% of sales. Cost of goods sold for the nine months ended September 30, 2009 also included $145,000 of materials scrapped during the second quarter. The improved cost of goods sold percentage was mainly due to cost controls, better utilization of labor and higher output of our PATHFINDER line of diagnostic catheters in anticipation of the regulatory approval from Japan to re-enter the Japanese market.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$1,076	$1,478	$4,255	$3,895

Research and development expenses for the three months ended September 30, 2009 were $1.1 million, or 323% of sales, as compared to $1.5 million, or 378% of sales, for the same period in 2008. The decrease in research and development expenses of $402,000 was primarily related to lower consulting expenses of $228,000. For the nine months ended September 30, 2009, research and development expenses were $4.3 million, or 384% of sales, as compared to $3.9 million, or 358% of sales, in the same period of 2008. The higher expenses of $360,000 were largely attributable to increased compensation expenses of $274,000 due to increased headcount of seven additional employees to support our new product commercialization initiative and higher product testing related expenses of $216,000.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,697	$1,440	$5,271	$4,968

Selling, marketing, general and administrative expenses for the three months ended September 30, 2009 were $1.7 million, or 510% of sales, as compared to $1.4 million, or 368% of sales, for the same period in 2008. Selling and marketing expenses for the three months ended September 30, 2009 increased by $193,000 as compared to the same period in 2008 primarily due to higher compensation expenses of $150,000 due to the hiring of two key account representatives in the Sales department and higher clinical development expenses. General and administrative expenses in the third quarter of 2009 were flat as compared to the same period in 2008.

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2009 were $5.3 million, or 475% of sales, as compared to $5.0 million, or 457% of sales, for the same period in 2008. Selling and marketing expenses for the nine months ended September 30, 2009 increased by $237,000 primarily due to higher compensation from the hiring of two key account representatives. General and administrative expenses for the nine months ended September 30, 2009 were flat as compared to the same period in 2008, with higher compensation expenses of $230,000, higher consulting expenses of $342,000 and legal fees of $200,000 in the first nine months of 2009, offset by lower non-cash compensation cost of $868,000, which was incurred in the second quarter of 2008.

Total other income/(expense)

Total other income for the three months ended September 30, 2009 was $38,000 as compared to an income of $15,000 for the same period in 2008 mainly due to interest income from our $9.1 million short-term investment. Total other income for the nine months ended September 30, 2009 was $47,000, as compared to $93,000 for the same period in 2008 due mostly to interest income of $151,000 from short-term investment, offset in part by $100,000 of interest expense recorded in the first quarter of 2009 on the November 2008 $6 million loan. The loan was converted to equity in February 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $580,000 and $5.3 million as of September 30, 2009 and December 31, 2008, respectively. We also had $9.1 million in short-term investments as of September 30, 2009. Our working capital was $10.7 million as of September 30, 2009 as compared to a negative working capital of $338,000 as of December 31, 2008 due to a $6.0 million note payable, which was executed in November 2008 and converted to equity in February 2009.  Additional $14 million were received in February 2009 as part of an equity capital financing arrangement.

The cash used in operating activities in the nine months ended September 30, 2009 was $9.4 million, which reflected primarily a net loss of $10.1 million and non-cash charges of $1.7 million consisting primarily of depreciation expense and stock-based compensation, a decrease in accounts payable and accrued liabilities of $717,000 due to the timing of payments and an increase in inventory of $1.2 million in anticipation of the regulatory approval to re-enter the Japanese market with our PATHFINDER line of diagnostic catheters, offset in part by deferred revenue of $656,000. The cash used in operating activities in the nine months ended September 30, 2008 was $9.1 million, which was essentially due to a net loss of $9.9 million, non-cash charges of $1.1 million consisting primarily of depreciation expense and stock-based compensation, an increase in inventory of $687,000 and prepaid expenses of $855,000, offset in part by an increase in accounts payable of $467,000 due to timing of payments and the recognition of a non-cash compensation expense of $868,000 resulted from the issuance of warrants for the sales of our common stock in May 2008. We may not be able to obtain favorable regulatory approval from Japan to re-enter the Japanese market with our PATHFINDER line of diagnostic catheters in a timely manner or at all. Delay or denial of our Shonin application may affect our cash flow in a negative manner.

Net cash used in investing activities of $9.3 million in the nine months ended September 30, 2009 was primarily for the purchase of short-term investments of $9.0 million consisting of certificates of deposit and our investment in capital expenditures of $287,000. This compares to capital expenditures of $500,000 in the same period of 2008 and a maturity of short-term investment of $2 million, which was liquidated to support our operating needs. We continue to invest in capital expenditures mainly to acquire lab equipment, computer hardware and software to support the growth of our business.

Net cash provided by financing activities was $14.0 million in the nine months ended September 30, 2009 as compared to $5.0 million in the same period in 2008. We have funded our operations primarily with proceeds from issuances of common stock, debt financing, and lease financing. In November 2008, we obtained approximately $6 million in debt financing. In February 2009, we obtained an additional $14 million in equity capital financing. The note holder of the $6 million we obtained in November 2008 converted the principal into equity in February 2009.

We believe our existing cash and cash equivalents, estimated cash from future revenue and various cost reduction measures will be sufficient to meet our anticipated cash needs for at least nine to twelve months. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new features and complementary services for our products and services, and our expansion of research and development and sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. If additional funding is required, there can be no assurance what we may be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARDIMA, INC.

November 13, 2009	By:	/s/ Robert Cheney
Robert Cheney
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)