Form 10-Q/A
period 2009-03-31
CARDIMA INC
filed 2009-12-14
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q/A

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Form 10-Q”).

This Form 10-Q/A is being filed to amend Part I, Item 4, Controls and Procedures of the Original Form 10-Q.

This Amendment does not amend any other information set forth in the Original Form 10-Q, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to the date of such report. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of our principal executive officer and principal financial officer are attached as exhibits to this Amendment.

PART I

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 6.   Exhibits

10.21	Amendment to building lease (Incorporated by reference to the Company’s Form 10-Q filed with the SEC on May 14, 2009)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

CARDIMA, INC.

December 14 , 2009	By:	/s/ Robert Cheney

Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)