Form 10-Q/A
period 2009-06-30
CARDIMA INC
filed 2009-12-14
CIK 1022570

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A ("Form 10-Q/A") is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed with the Securities and Exchange Commission on August 13, 2009 (the “Original Form 10-Q”).

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

PART I
ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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