Form 10-K
period 2009-12-31
CARDIMA INC
filed 2010-03-29
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                                                                                 Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                  Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2009 was approximately $13,379,000.

As of March 15, 2010, the Company had outstanding 143,971,034 shares of Common Stock, $0.001 par value.

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

Our products include the PATHFINDER® and REVELATION® Series of diagnostic catheters, the VUEPORT® and NAVIPORT® Series of guiding catheters, the INTELLITEMP® Energy Management Device and the Surgical Ablation System.  All of these devices have received CE mark approval and U.S. Food and Drug Administration (FDA) 510(k) clearance.  The REVELATION® Series of ablation catheters with the INTELLITEMP® EP Energy Management Device, developed for the treatment of atrial fibrillation (AF), has received CE mark approval and is marketed in Europe. Our INTELLITEMP device has also received Chinese State Food and Drug Administration (the “SFDA”) approval to market the device in the People’s Republic of China.

PATHFINDER®, TRACER™, VUEPORT®, NAVIPORT®, REVELATION® and INTELLITEMP® are our registered trademarks. Cardima CadenceTM XR and Cardima CadenceTM EPL are our trademarks.

The PATHFINDER Series of microcatheters are small, flexible wire based devices. Their unique design makes them the Go-To catheter for all difficult procedures when accessing and mapping in the coronary sinus. The linear ablation systems for EP and Surgical ablation deliver Controlled RF energy to create thin, continuous, linear, transmural lesions.

Normal Heart Rhythm

The heart is an electromechanical pump that relies on self-generated electrical signals to contract its muscle fibers and pump blood throughout the body. It is divided into four chambers.  The two upper chambers, or atria, receive blood from the lungs (LA) and body (RA), and the two lower chambers, or ventricles, pump blood to the lungs (RV) and body (LV).   On average the heart “beats” 72 times/minute.

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

According to the European Heart Journal Supplements (2008), AF is the most common cardiac arrhythmia in clinical practice, with over 3 million cases in the US and 4.5 million in Europe. Its incidence is rising rapidly, and the number of individuals with AF is expected to triple or even quadruple between now and 2050. The majority of patients with AF are elderly and 83% are aged over 65 years.

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

The only curative therapy for AF used today is an open-heart operation commonly known as the surgical "maze" procedure. The maze procedure is usually done concomitantly with another heart procedure such as a valve replacement or coronary artery bypass. The surgeon makes a series of cuts in a specific “maze-like” formation through the wall of the atrium with a scalpel, and then sutures these cuts back together. The scars that result re-direct and contain the chaotic electrical impulses, and channel the electrical signal emanating from the Sino-Atrial node, thereby returning the heart to normal sinus rhythm. This open-heart operation is traumatic to the patient, is very expensive, is associated with long hospital stays and may require a three to six month recovery time. Although this approach is not commonly used because it is limited to AF patients who also have some other surgical need, it is generally considered highly effective in controlling AF.

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

If a catheter procedure is to successfully mimic the maze procedure, it is necessary to make various shaped lines, including straight, curvilinear and circumferential lesions.  These lesions need to have adequate depth into atrial tissue, and be contiguous, leaving no gaps. Therefore we developed the REVELATION Tx, REVELATION T-Flex and REVELATION Helix respectively, to mimic these required shapes and create deep, effective lesions. Cardima’s ablation systems for both inside and on top of the heart accomplish these goals. We are also in the process of developing the next generation of these catheters, i.e., the Cardima Cadence EPL, which we plan to initiate small trials in late 2010.

Ventricular Tachycardia

Ventricular tachycardia is a life-threatening condition in which heartbeats are improperly initiated from within the ventricular wall, bypassing the heart's normal conduction system. A typical VT patient has experienced a myocardial infarction, or heart attack, resulting in the formation of a ventricular scar and electrical instability.  During episodes of VT, the ventricles beat at such an abnormally rapid rate that they are unable to fill completely with blood, thus reducing the amount of oxygenated blood being pumped throughout the body. The resulting reduction in the amount of oxygen transported to the tissues and organs of the body can cause dizziness and loss of consciousness. VT can often progress into ventricular fibrillation, an extremely irregular, chaotic and ineffective spasming of the ventricles, resulting in sudden death.

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

Cardima’s Surgical Ablation System- A Solution for Cardiothoracic Surgeons

 Cardiothoracic surgeons continue to search for better options to treat atrial fibrillation. As the number of patients with AF increases, Cardima has an opportunity to capture increased market share.  The features and benefits of the Surgical Ablation System include physician control, patient feedback, increased safety, and reduced procedure time and length of stay for the patient. Since the first quarter of 2008, we had a limited market release of our surgical ablation system, which is based on the EP technology that has been used in over 450 documented clinical cases.  As of this writing, over 100 surgical ablations have been performed using the Cardima Surgical Ablation Probe. This probe can be used in both concomitant (in conjunction with another open-heart procedure) and minimally invasive, (port approach) stand-alone procedures.

· Physician Control. The Cardima Surgical System allows the physician to choose ablation length, ablation time, lesion shape and placement. The tight-wound coil design of our surgical probe allows for more efficient delivery of energy at higher operating temperatures than is available in competitive devices.

· Physician Feedback. Our system is also unique in the fact that it gives feedback directly to the user.  Tissue temperature is monitored by two thermocouples adjacent to each ablating electrode.  The thermocouples give direct feedback on the temperature of the tissue surface that is being ablated. It is this temperature feedback mechanism that allows the Intellitemp™ to control the delivery of power to each individual electrode resulting in more efficient delivery of therapeutic energy. There is also a temperature safety limit that is settable providing the surgeon with confidence in the safety of the device.  This temperature safety limit allows for an automatic shut off of the device so as not to cause any charring.  Charring leaves a “blackened” area which can result in the inability of RF energy to penetrate and achieve lesion formation.

Contact is also crucial to optimal lesion formation.  The Cardima Surgical Ablation Probe uses suction and irrigation to enhance probe to tissue contact. Additionally, our Surgical System provides impedance feedback for each electrode activated.  Through this impedance feedback mechanism, the surgeon is aware when there is less than optimal contact with the tissue.  These readings allow the surgeon to reposition the probe as needed to maintain contact throughout the ablation.

· Safer Power Settings and Feedback to the Physician. Because the Surgical Probes are constructed with the same material and process as the EP catheters, we create thinner lesion lines while maintaining depth of tissue penetration. This reduction in surface tissue damage may be important in lesion formation around the pulmonary veins where pulmonary vein stenosis, (a common complication with older EP procedures) can occur after conventional ablation therapy. Our system also creates these lesions at lower power settings because of the effect of higher current density emitted from our smaller coiled electrodes.  We believe that lower power can potentially preserve more cardiac tissue and therefore more cardiac function when compared to conventional ablation.  The user receives feedback from the system on how much power (W) is being emitted by each electrode.

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

REVELATION and Cardima Cadence EPL Catheters

Our REVELATION Series micro-catheter systems are designed to diagnose AF and for the ablation of cardiac tissue by creating long, thin, continuous, linear, transmural lesions. The REVELATION T-Flex, with an atraumatic ball-tip, available with 8 or 16 electrodes, received CE Mark approval in June 2005. Our REVELATION Helix micro-catheter system is designed to diagnose and treat AF that originates from the pulmonary veins, located in the left atria. The REVELATION Helix can both diagnose and treat focal, or localized, AF. The REVELATION Helix makes circumferential or partially circumferential scar patterns within the pulmonary veins, on the ostia or outer base of the pulmonary veins, and on the outside wall where the pulmonary veins enter the atria in order to contain AF causing signals. The REVELATION Helix STX received CE Mark approval in the European Union from its European Notified Body Rheinisch Westphaelischer Technischer Ueberwachungsverein e.V., (RWTUV) in 2003 to treat AF originating in the pulmonary veins. We are developing our next generation of Cardima Cadence EPL catheters, which we plan to initiate small trials in late 2010.

Curative Approach for Ventricular Tachycardia

Our PATHFINDER and PATHFINDER mini diagnostic micro-catheter systems for mapping VT are all designed for use inside the vasculature of the heart wall, facilitating access to arrhythmia-causing tissue through the venous system. We believe that at least half of the VT foci are located in the intramyocardium and the epicardium, areas that are ineffectively accessed using standard endocardial catheters or basket type catheters currently in development. The intravascular approach to VT ablation should permit our micro-catheters to be positioned in close proximity to the arrhythmia-causing tissue, facilitating the creation of smaller, more focused lesions. We believe that this approach has the potential to be more effective than standard endocardial ablation procedures, with reduced destruction of surrounding healthy tissue, thus maximizing and optimizing the normal function of the heart after the procedure. We also believe that the smaller catheter sizes of our ventricular systems may be particularly appealing to the pediatric market. We are aware of at least one other epicardial mapping catheter in addition to the PATHFINDER and PATHFINDER mini. We have temporary decided to focus our efforts on our AF program and postpone our work on the therapeutic VT program. These products are currently used to help localize placement of bi-ventricular pacing leads via CS access.

Our Business Strategy

Our objective is to develop innovative products that provide safer and more effective diagnosis of AF and the Controlled RF Surgical Ablation System for the ablation of cardiac tissue. We aim to commercialize all of our REVELATION and the next generation Cardima Cadence series of ablation products for the treatment of AF in the electrophysiology market and to deliver a Controlled RF Surgical Ablation System to Cardiothoracic surgeons.

Our Controlled RF Surgical Ablation System, a micro-catheter-based surgical probe coupled with the INTELLITEMP, an RF energy management device, received 510(k) clearance for use in the United States in January 2003. In June 2008, we have also received the SFDA approval to market the device in the People’s Republic of China. The FDA also awarded 510(k) clearance in May 2006 for a longer version of the surgical probe having an integrated stabilization sheath.

Our strategy incorporates the following key elements:

· Seek funding necessary to continue operations. Due to our limited cash resources, we plan to continue to seek additional funding. There can be no assurance that we will receive additional funding or that funding can be obtained on terms that are reasonable and acceptable to us.

· Continue Market Launch and Clinical Studies. We are launching the technology on several fronts.  In the US, our partnership with other companies and distributors who have close relationships with Cardiothoracic surgeons will be leveraged to initiate market development of the Surgical Ablation System.  We intend to penetrate the market by selecting key sites and developing them into Centers of Excellence (“COE”).  Once the COE are established, we will be able to penetrate the market with post-approval data, symposia presentations, major meeting/tradeshow strategies, and a registry database. In 2008, we achieved our objective and established regional COE. These centers will train new surgeons as we continue the launch of our Surgical Program. We will continue to present at symposia and major meetings/tradeshows to establish our clinical excellence in the Electrophysiology Field.  Multi-center clinical studies are expected to begin in the UK and Germany followed by the US.  The additional data gained from these studies will assist in achieving FDA/PMA approval for the EP Ablation System.  We will also be launching our technology in China, Thailand, Russia and Australia.  We anticipate that funds will be needed to develop new markets, penetrate existing markets, and continue clinical studies world-wide. There can be no assurance that we will receive additional funding or that funding can be obtained on terms that are reasonable and acceptable to us.

·Enhance micro-catheter technology to address unmet clinical needs for both mapping and ablation. We are refining our micro-catheter systems to address new clinical needs by enhancing current technology and developing new technology for endocardial access and a treatment for AF.

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

Our micro-catheter systems are designed to be used in both endocardially and epicardially on the atria, to diagnose and to replicate the surgical maze procedure through the creation of long, thin, continuous, linear, lesions. The series of electrodes at the distal end of each micro-catheter, depending on the particular product, may both receive electrical signals for mapping, and, emit radio frequency energy for ablation. In addition, these micro-catheter systems are smaller in diameter and are designed to be more flexible than other existing electrophysiology catheters, providing thinner, continuous linear lesions, and therefore cause less destruction of tissue. Our micro-catheters are single use, disposable products. We are designing our EP products to be used with existing electrophysiology recording systems and radio frequency ablation generators. Our ancillary products, including guiding catheters, electrical switch boxes and connecting cables, support these micro-catheter systems.

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

The following table describes our current products and their intended indications and regulatory status:

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
		Mapping and Ablation	No immediate plans	Approved in the European Economic Area (CE Mark)

REVELATION Helix STX	Helical shaped guide-wire 16 -electrode micro-catheter system with temperature sensors and designed to map and create circumferential, focal linear lesions in larger pulmonary vein ostia of the left atrium.	Pacing Mapping and Ablation	No immediate plans

Surgical Ablation System	Single use Cardima Surgical Ablation Probe with INTELLITEMP Radio Frequency(RF) Energy Management Device	Ablation using radiofrequency energy	510(k) clearance obtained.	Probe is approved in European Economic Area (CE Mark), Thailand

INTELLITEMP and INTELLITEMP EP Radio Frequency (RF) Energy Management Device	Radio frequency energy management device			Approved in European Economic Area (CE Mark), China

Diagnostic Products
PATHFINDER	Guide-wire based multi-electrode micro-catheter system designed for accessing coronary sinus vasculature to locate arrhythmia-causing tissue.	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark) Canada, Thailand and Japan

PATHFINDER mini	Smallest Cardima PATHFINDER® micro-catheter (1.5 French) designed to provide access to more distal and smaller coronary veins	Mapping	510(k) clearance obtained.	Approved in the European Economic Area (CE Mark), Japan, Thailand and Canada

(1)  The regulatory status of our micro-catheter systems reflects our current status of regulatory submission or approvals in the United States, Europe, Japan, China and Thailand. See “—Government Regulation.” The actual submission times could differ materially from those anticipated in these estimates as a result of certain factors, including failure to complete development of micro-catheter systems or to demonstrate safety or effectiveness in clinical studies, as well as the other factors set forth under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results” and elsewhere in this Annual Report on Form 10-K.

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

(5)  Premarket Approval (PMA) is the most stringent type of device marketing application required by FDA. A PMA application is submitted to FDA to request approval to market, or to continue to market, a Class III medical device. Unlike pre-market notification, PMA approval is based on a determination by FDA that the PMA application contains sufficient valid scientific evidence that provides reasonable assurance that the device is safe and effective for its intended use(s).

In addition to the major products listed above, our other support products include VENAPORT, VUEPORT, and NAVIPORT.

Japanese Diagnostic Market

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan, which resulted in no sales of our products in 2008 until December 2009. In December 2009, we received regulatory approval to re-enter the Japanese market with our family of guidewire-based, PATHFINDER diagnostic micro-mapping catheters.  Our PATHFINDER catheters, which are designed for accessing and mapping the smallest and most tortuous vasculature of the heart wall to facilitate treatment of arrhythmias, will be marketed in Japan though an exclusive agreement with medical device, distributor Japan Lifeline Co. Ltd., a sub-distributor of Robert Reid Inc., our logistics and regulatory partner in that country.  We believe that the Japanese market for diagnostic catheters is robust and we have resumed shipments of our PATHFINDER products to Japan in December 2009. We believe that Japan Lifeline is an ideal marketing partner for our diagnostic line of products as they have a significant presence in Japan’s electrophysiology market and sales representatives with established relationships with key physicians and clinical centers nationwide.

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

Surgical Ablation System – Europe

We had launched surgical programs in the fourth quarter of 2009 at hospitals affiliated with select leading European cardiac surgeons who have extensive experience in the surgical treatment of AF.  These programs highlight the benefits and advantages of our Surgical Ablation System over competing products for European physicians, patients and hospitals.  A European surgical study using our Surgical Ablation System is also planned.

Surgical Ablation System – Thailand

We have completed the first stage of surgeon training on our Surgical Ablation System at the Ramathibodhi Hospital, a large public and teaching hospital in Bangkok.  Ramathibodhi Hospital is preparing to launch its AF Center of Excellence utilizing our Surgical Ablation System.  This Center of Excellence will be promoted in Thailand, as well as more broadly throughout Asia.  We also expect to begin training surgeons at one of Thailand’s leading private and tourist medicine cardiac centers, Bangkok Heart Hospital.  Thailand is known as a significant “tourist medicine” market and our move into the private market in Thailand are expected to commence in 2010.

Surgical Ablation System – China

We expect to receive marketing approval for our Surgical Ablation System in China in 2010, acknowledging the approval is outside of our control.  We have established relationships with leading physicians at cardiac centers involved in the treatment of AF to facilitate market entry, subject to marketing approval.  Some of these physicians also are attached to academic teaching hospitals, and clinical studies with our Surgical Ablation System are being actively considered in the Chinese market.

Surgical Ablation System – Regulatory and Clinical

We are actively considering entering additional markets with our Surgical Ablation System, including Australia, Russia and several European markets.  A decision to enter these markets is dependent on regulatory approvals, and an assessment of the individual market’s potential and the resources available to us.

EP Ablation System

As part of our regulatory and commercial strategy in the electrophysiology ablation market, we maintain contact with several leading EPs around the world.  We are in regular dialogue with these leading EPs, getting their input and feedback on the clinical performance of our EP Ablation System and regulatory strategy.

We concluded in early 2009 that an opportunity existed to significantly improve our existing EP Ablation System with the key objective of marketing a system with a significantly higher clinical success rate from a single ablation procedure compared with existing commercial products.  We elected to implement and clinically validate product improvements prior to a wide commercial launch of the EP Ablation System in Europe and the filing of a premarket approval application with the U.S. FDA.

We have made significant advances and are currently validating and clinically evaluating our next generation EP ablation system, the Cardima Cadence EPL.  We expect that EPs will benefit from the new Cardima Cadence EPL’s improved power delivery, temperature feedback, tissue temperature stability, tissue contact, deflection characteristics and ease of catheter manipulation, as well as shorten total procedure times and improved formation of critical target lesions.

Based on the performance of the new Cardima Cadence EPL in studies to date, we are considering seeking regulatory approvals for a range of clinical indications that can benefit from linear, deep and contiguous lesions, including AF and atrial flutter.  We are planning an aggressive regulatory strategy focused on seeking CE Mark approval for marketing the Cardima Cadence EPL in the European Union in 2011, a PMA filing with the FDA for the treatment of AF in the second half of 2011, an updated filing for China that incorporates product modifications, and potentially seeking approvals in additional global markets, like Thailand, Australia and Russia.

New Energy Management Device

We are developing an entirely new and updated energy management device to improve both the Surgical Ablation System and EP Ablations System.  Clinical studies with this new unit are scheduled to begin in the later part of 2010 and, following clinical evaluation, the new unit will be validated for sale in Europe and the U.S in the later part of 2011.  This new unit will incorporate its own radiofrequency (“RF”) energy source and is expected to offer significant benefits in terms of improved power delivery and stability over our current INTELLITEMP, which relies on a third-party RF generator.  Commercial sale and use of this new unit in each market will be entirely dependent upon receipt of the applicable regulatory approvals.

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

Our manufacturing facilities and operations are subject to periodic inspection from various domestic and international regulatory authorities, and must meet various Quality Management System (QMS) compliance inspections, before we can market our products. We have obtained ISO 13485 Quality Systems certification from TUV Nord and have maintained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. In 2008, we successfully passed various federal, state, and international Quality System inspections, including an ISO 13485 compliance inspection conducted by applicable regulatory agencies. Though successful in these inspections, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and maintain such compliance standards. See "Government Regulation."

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

As of December 31, 2009, we are the assignee to 26 issued United States patents and 8 pending United States patent applications. We also have 20 patents in major international markets that have been validated or granted, and 6 pending foreign applications.

One of our key patents was awarded to us in 2007 from the U.S. Patent and Trademark Office for the INTELLITEMP Energy Management Device.  This device is used to control the delivery of radiofrequency (RF) energy during ablation procedures in the EP and surgical markets.  The feedback system incorporates both temperature and impedance from CARDIMA’s full line of ablation microcatheters and surgical probes.  This patent reinforces the uniqueness of the INTELLITEMP’s modular architecture that controls RF energy delivery to any combination of up to 8 electrodes simultaneously along a linear ablation catheter or surgical probe.  In comparison to standard “drag and burn” ablation technologies, simultaneous ablation through multiple electrodes of our linear ablation catheter or surgical probe controlled by the INTELLITEMP shortens procedure time.  Furthermore, this process safely creates clean lesions that have penetrating depth, with no gaps along the linear trajectory.  The INTELLITEMP is marketed in the USA as part of the CARDIMA Surgical Ablation System, and CE Marked in the EU for both surgical and electrophysiology ablation applications.

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

In the surgical market, we believe we have advanced technology above and beyond our competition.  However, because our competition has been available for a longer period of time, and has an advantage in sales & marketing resources, Cardima will need to overcome manpower and financial hurdles to penetrate the market.  In the surgical market, patient safety, time, and results are driving market approval/penetration.  We believe our competitors lack the technology to continue market penetration once Cardima has established centers of excellence, developed peer-to-peer training, and has post market data to present at key meetings and symposia.  The major competitors include Atricure, Boston Scientific, Medtronic and Estech. Again, whether they use RF, unipolar or bipolar, or laser energy, we believe they are unable to match the features and benefits of the Cardima Surgical Ablation System.

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

To date, we have received 510(k) clearances from the FDA for our PATHFINDER and PATHFINDER mini over-the-wire micro-catheter systems for mapping VT and REVELATION micro-catheter system for mapping AF. In addition, we have received 510(k) clearance for our line of VENAPORT, VUEPORT and NAVIPORT guiding catheters used to introduce electrophysiology catheters into the heart. We have also received 510(k) clearances for a surgical probe, based on REVELATION catheter technology, for the ablation of cardiac tissue during surgery, as well as for a longer version of the surgical probe with an integrated stabilization sheath.

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

We have confirmed that our ablation products, including the REVELATION Tx, REVELATION T-Flex and REVELATION Helix for the treatment of certain arrhythmia conditions will be designated as Class III devices requiring PMA approval. There can be no assurance that a PMA application will be submitted for any such products or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain, or will not include unfavorable restrictions.

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

We received FDA approval to conduct a pivotal Phase III clinical trial of our REVELATION Tx micro-catheter system for AF in August 2000. However, on May 28, 2004, we received a letter dated May 21, 2004, from the FDA, stating that our PMA for the REVELATION Tx linear ablation micro-catheter system was not approvable based on the requirements of applicable regulations. The FDA required additional clinical data using a randomized clinical trial design. Along with FDA dialogue, we are currently in the early stages of designing a new clinical study trial for use to seek FDA marketing approval.

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

In the first quarter of 2007, our Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan during 2007 and 2008. In December 2009, we have received regulatory approval to re-enter the Japanese market with our family of guidewire-based, PATHFINDER diagnostic micro-mapping catheters. We believe that the Japanese market for diagnostic catheters is robust and we have been building inventory to meet anticipated demand. We have resumed shipment of our PATHFINDER products to Japan in December 2009.

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

Employees

At March 15, 2010, we had 81 employees, of whom 78 were full-time employees and 3 were part-time employees. Out of the 78 full-time employees, 13 were engaged directly in research and new product development, 6 in regulatory affairs, quality assurance and clinical activities, 38 in manufacturing, 11 in sales and marketing and 10 in finance and administration. We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Corporate History and Website Information

We were incorporated in Delaware in November 1992. Our principal executive offices are located at 47266 Benicia Street, Fremont, California, 94538, and our main telephone number is (510) 354-0300. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.cardima.com as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission or SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1 A.    RISK FACTORS

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

RISKS RELATED TO OUR FINANCIAL RESULTS:

We do not have sufficient cash to fund our operations.

We anticipate that, based on our current operating plan, our existing cash and cash equivalents, together with expected revenues anticipated from direct sales of our products will be sufficient to fund our operations into the third quarter of 2010. Our current operating plan reflects reductions in personnel, and other operating expenses implemented during 2009, however, our marketing, personnel and working capital requirements are expected to increase through 2010 as we expand our sales and marketing efforts for our products. If we are unsuccessful with these efforts, we may have to significantly curtail or cease operations.

If we cannot generate revenues sufficient to sustain our operations we will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including: our timetable and costs for the development of marketing operations and other activities related to the commercialization of our product candidates;  the progress of our research and development programs and expansion of such programs; the emergence of competing technologies and other adverse market developments; and the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

Additional equity or debt financing may not be available to us on acceptable terms, or at all. If we raise additional capital by issuing equity securities, substantial dilution to our existing stockholders may result which could decrease the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future. In addition, the terms of any equity financing may adversely affect the rights of our existing stockholders. If we raise additional funds through strategic alliance or licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are unfavorable to us, which could substantially reduce the value of our business. In addition, we may be forced to liquidate assets at reduced levels due to our immediate liquidity requirements.

If we are unable to obtain sufficient additional financing, we would be unable to meet our obligations and we would be required to delay, reduce or eliminate some or all of our business operations, including the pursuit of licensing, strategic alliances and development of future products.

We have a history of substantial operating losses and we may continue to incur substantial losses in the future, which would negatively impact our ability to run our business.

We have a history of operating losses and we may to continue to incur significant losses in the future unless our sales efforts are successful. Historically, we have funded our operations primarily through the issuance of equity securities and we may not be able to generate positive cash flow in the future. If our efforts to increase revenues through sales of our products are not successful we will need to seek additional funds through the issuance of equity securities or other sources of financing. We have very limited cash resources and will need to raise additional capital in the immediate future through public or private financings or other arrangements in order to continue operations. If we are unable to do so, our business will fail. Even assuming no increase in our cash utilization rate from the third and fourth quarter of 2009, management estimates that our cash balance as of December 31, 2009 will be sufficient to fund planned expenditures only for a limited period of time (less than 12 months), although the actual level of expenditures cannot be predicted with certainty and it is possible that our cash balance may be exhausted sooner than currently anticipated. There can be no assurance that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.

As of December 31, 2009, we had approximately $524,000 in cash and cash equivalents and $6.4 million in short-term investments. Our cash balance, together with cash anticipated to be provided by customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the year ending December 31, 2010 or later. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as research and development activities, including advancing our current product development activities and FDA and PMA approval process. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We currently have no commitments or agreements for such funding, nor can there be any assurance that we will be able to successfully consummate any such funding transactions. We may also seek to obtain financing through private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2010, although we have no current commitments or agreements in place for funding and current economic and market conditions will make it challenging for us to do so.

We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

We had negative cash flow from operations for the twelve months ended December 31, 2009 of $12 million, and we expect to continue to incur substantial negative cash flow from operations for the foreseeable future. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development, approval and marketing of our products. Even if we raise capital in the near term, our future cash needs may, at a minimum, cause us to delay, scale back or eliminate some or all of our product research and development programs, to limit the marketing of our products, or to license or sell to third parties the rights to commercialize our products or technologies that we would otherwise develop and market ourselves. Our failure to raise capital when needed would likely cause us to cease our operations.

Although our management recognizes the need to raise funds in the immediate future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors valuable rights with respect to our products or technology, warrants or other valuable rights to purchase additional interests in our company, or be otherwise unfavorable to us. Any future financing that we enter into may include terms that could impede our ability to raise additional funds, such as terms requiring the consent of certain security holders before we issue or register additional securities and anti-dilution protection giving those holders the right to receive additional shares of our common stock depending on the terms of our later financings. We may be required to issue preferred stock, debt or other securities with rights and preferences senior to the rights of holders of our common stock. In addition, the issuance of additional securities will likely dilute the interests of existing common stockholders, and could impose additional restrictions on how we operate and finance our business.

We sustained losses during the period covered by this report and will continue to incur substantial losses for the foreseeable future.

Since our inception, we have experienced losses, and we expect to experience substantial net losses into the foreseeable future. To date, we have sold only a limited number of our micro-catheter and surgical products. We will continue to incur substantial losses into the foreseeable future because of research and product development, clinical trials, regulatory approval efforts and manufacturing, sales, marketing and other expenses as we seek to obtain necessary approvals and bring our micro-catheters and surgical products to market.

Our net losses were $13 million for the year ended December 31, 2009 and $13.7 million for the year ended December 31, 2008. As of December 31, 2009, our accumulated deficit was $203.3 million. Our limited sales history, and the fact that we have very limited cash resources, makes it difficult to assess or predict our future results. We cannot be certain that we will ever generate substantial revenue or achieve profitability. Our failure to generate substantial revenues would harm our business.

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

Healthcare policy changes, including legislation pending in Congress to reform the U.S. healthcare system, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, member of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Some of these proposals would limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. We cannot predict whether legislation will be enacted by the current Congress, the final form any legislation might take or the effects of such legislation. If legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may affect numerous aspects of our business.

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

We have sold only a limited number of our micro-catheter and surgical products. We have a direct clinical sales team responsible for U.S. sales of our products, including the surgical ablation system for AF and the Pathfinder diagnostic catheters for mapping along with our series of guides.  We are focusing our efforts on expanding our domestic customer base by also working with a distribution network. Expanding our marketing and sales capability to support sales in commercial quantities adequately will require substantial effort and require significant management and financial resources. Our failure to establish an effective sales and marketing force will prevent us from being able to generate significant revenues from the sale of our products.

We distribute our products internationally through third-party distribution channels in key target markets. These on-going distributor relationships provide coverage in France, the Mediterranean area, the United Kingdom, Central and Eastern Europe, Thailand and Japan. Building and managing a larger remote sales force effectively, in Europe or elsewhere, would require additional resources, time and expense, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that we will be able to build a successful world-wide business. Failure to do so would harm our business.

Currently, international sales and marketing of our PATHFINDER, PATHFINDER mini, and REVELATION micro-catheter systems are conducted through an exclusive distributor in Europe and Japan.   In the first quarter of 2007, our former distributor in Japan notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan during 2007 and 2008. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  In December 2009, we received the Shonin approval and have resumed shipment of our PATHFINDER products to Japan. However, we cannot be certain that our distributor will be able to effectively market and sell our products in Japan after an extended period of absence of our products in the market place. In the past, we have terminated several distribution arrangements in Europe because of the distributors’ failure to meet minimum sales levels under those agreements. Our failure to establish and maintain successful distribution relationships would harm our business.

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

After initial regulatory approval or clearance of our products, we will continue to be subject to extensive domestic regulatory requirements. In the U.S., our failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA, and other regulatory agencies, including, but not limited to:

·      Fines;
·      Injunctions;
·      Recall or seizure of products;
·      Withdrawal of marketing approvals or clearances;
·      Refusal by the FDA to grant clearances or approvals; and
·      Civil and criminal penalties

We are also required to demonstrate and maintain compliance with the FDA’s Quality Systems Requirements for all of our products. The FDA enforces the QSR through periodic inspections, including a pre-approval inspection for PMA products. The QSR relates to product testing and quality assurance, as well as the maintenance of records and documentation. If we do not, or any third-party manufacturer of our products does not, comply with the QSR and cannot be brought into compliance, we will be required to find alternative manufacturers. Identifying and qualifying alternative manufacturers would likely be a long and difficult process. We also are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that could contribute to death or serious injury. If we fail to comply with these applicable regulations, we may incur substantial business disruption, expenses, penalties, fines and other liabilities and our business results and financial condition could suffer.

If we do not comply with foreign regulatory requirements to market our products outside the United States, our business will be harmed.

Sales of medical devices outside the United States are subject to international regulatory requirements that vary from country to country. The time required for approval varies from country to country and may be longer or shorter than the time required in the United States. In order to market any of our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the European Medical Device Directives. We have received CE Mark certification to sell our PATHFINDER, PATHFINDER mini, REVELATION, REVELATION Tx, REVELATION Helix micro-catheters, VUEPORT and NAVIPORT guiding catheters for mapping in the European Union, and approval to sell some of our products in Canada. We received CE Mark Clearance for the INTELLITEMP radio frequency energy management devices during the first quarter of 2004. In June 2008, we have also received the SFDA approval to market the INTELLITEMP product in the People’s Republic of China.

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

In the first quarter of 2007, our former Japanese distributor notified us of its failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan. As a result, we had no sales in Japan until December 2009. In October 2008, we appointed Japan Lifeline Co. Ltd. as our new distributor in Japan. Together with Japan Lifeline, we filed a “Shonin Application” to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market.  In December 2009, we received the Shonin approval and have resumed sales of our PATHFINDER products in Japan. However, there can be no assurance that we will be able to penetrate the Japanese market with our products due to the extended period of absence of our products and brand name in that market place and our continued relationship with our Japanese distributor. In addition, we have a history of failure to maintain the legal documentation in a foreign country; we may not be able to sustain the legal documentation in the future.

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

Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, or the study of the electrical system of the heart. These competitors include C.R. Bard, Inc., Medtronic, Inc., Boston Scientific, through its EP Technologies and Cardiac Pathways divisions, Johnson & Johnson, through its Biosense-Webster division and St. Jude Medical, Inc., through its Daig division. These competitors have substantially greater financial and other resources than we do, including larger research and development staffs and greater experience and capabilities in conducting clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. In addition, other companies are developing proprietary systems for the diagnosis and treatment of cardiac arrhythmias, including Biosense-Webster, a division of Johnson & Johnson, and Endocardial Solutions, Inc. Other companies are also developing, marketing and selling alternative approaches for the treatment of AF and VT, including manufacturers of implantable defibrillators such as Medtronic, Inc. and St. Jude Medical, Inc. We cannot be certain that we will succeed in developing and marketing technologies and products that are safer, more clinically effective and cost-effective than the more established treatments or the new approaches and products being developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that will be available before those of our competitors, particularly because of our financial position. Our failure to demonstrate the competitive advantages and achieve market acceptance of our products would significantly harm our business.

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

Our manufacturing facilities and operations are subject to periodic inspection from various domestic and international regulatory authorities, and must meet various Quality Management System (QMS) compliance inspections, before we can market our products. We have obtained ISO 13485 Quality Systems certification from TUV Nord and have maintained the right to affix the CE Mark to certain electrophysiology mapping and ablation catheters and accessories as well as electrosurgical units. In 2008, we successfully passed various federal, state, and international Quality System inspections, including an ISO 13485 compliance inspection conducted by applicable regulatory agencies. Though successful in these inspections, there can be no assurance that our manufacturing facilities will continue to meet such compliance audits and maintain such compliance standards.

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

Technology in the medical device industry changes rapidly

Rapid technology changes, changing customer needs and frequent new product introductions are all characteristics of the medical device industry. We face intense competition from other device manufacturers that may have access to greater resources. Our products may be rendered obsolete as a result of future innovations. Our competitors may succeed in obtaining regulatory approval and introducing products before we do. Any of these developments could have a significant negative impact on our business and results of operations.

The success of many of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our financial condition and results of operations.

The issuance of shares of common stock in connection with the exercise of certain stock options issued under our 2007 Employee Stock Option Plan may not have been in compliance with certain state and federal securities laws and any damages that we may have to pay as a result of such issuance  could have a material  adverse effect on our profits, results of operations, financial condition and future prospects.

Commencing October 2008 through February 2010, we issued an aggregate of 531,944 shares of common stock to approximately 25 employees upon exercise of options granted pursuant to the Company’s 2007 Employee Option Plan (the “Option Plan”) from which we received an aggregate of approximately $250,000 of proceeds. The number of shares issued constitute 0.3% of our issued and outstanding share total a December 31, 2009. Such shares were inadvertently issued without restriction. At the time of the issuance of such shares, we had not sought to register or qualify these shares or options under federal or state securities laws. Accordingly, the shares purchased pursuant to the exercise of these options may have been issued in violation of federal and state securities laws, and may be subject to rescission. We plan to take immediate action to file a Form S-8 Registration Statement to register shares issuable under the Option Plan and will include shares issued to employees who continue to hold shares of common stock of the Company that were issued upon exercise of options granted under the Option Plan. We may be subject to liabilities for violation of applicable federal or state securities state laws. We are currently unable to determine the amount of any fines or any action that may be taken against the Company as a result of these issuances. The assessment of any fines and/or penalties could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

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

In recent years, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results. In addition, our vendors and customers may also be negatively affected by the worldwide economy, which may have a ripple effect on our business and results of operations.

We do not intend to pay cash dividends on our stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

We may be adversely affected by regulatory requirements, tax requirements and The Sarbanes-Oxley Act. We may not be able to implement Section 404(a) of the Sarbanes-Oxley Act of 2002 on a timely basis and we have identified a material weakness in our system of internal controls.

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

We will be subject to reporting on internal controls in accordance with Section 404(b) of The Sarbanes-Oxley Act for auditors’ attestation for fiscal years ending on or after June 15, 2010. The Company is currently unable to predict the cost or difficulties required to complete such certifications. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404(b). We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to remediate these problems on a timely basis. Additionally, upon completion of a Section 404(b) plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

The Stockholders’ Rights Plan enacted in 2002 may discourage third parties from attempting to acquire control of our company, which may have an adverse effect on the price of our common stock.

In May 2002, we adopted a stockholder rights plan (“the Rights Plan”) and declared a dividend distribution of one right for each outstanding share of common stock as of the record date on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of a new series of Series A Participating Preferred Stock on the terms stated in our Rights Plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

These provisions in our charter, bylaws and Rights Plan and under Delaware law could discourage takeover attempts that our stockholders would otherwise favor, or otherwise reduce the price that investors might be willing to pay for our common stock in the future.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      DESCRIPTION OF PROPERTY

We lease a 29,000 square feet facility in Fremont, California. Our facility includes a 4,000 square feet clean-room, a machine shop for prototyping and tooling, extrusion and braiding capability, wire grinding operations, general assembly, test and inspection areas, and a materials area. On May 12, 2009, we extended the lease for sixty two months from June 2009 through July 2014. Under the terms of the extension, we have one option to renew the lease for a term of five more years at the then current fair market rental for comparable space.  The monthly rent for these facilities is approximately $17,000.  The property covered by the lease is well maintained and in good condition.

ITEM 3.      LEGAL PROCEEDINGS

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

ITEM 4.      RESERVED

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol CADM.OB. The following table sets forth for the periods indicated the high and low sales closing prices of our common stock.

YEAR ENDED DECEMBER 31, 2009	High	Low
First Quarter	$1.60	$1.05
Second Quarter	1.23	0.95
Third Quarter	1.01	0.65
Fourth Quarter	1.35	0.90

YEAR ENDED DECEMBER 31, 2008
First Quarter	$0.71	$0.39
Second Quarter	2.14	0.58
Third Quarter	1.88	1.12
Fourth Quarter	1.73	1.30

Preferred stock

We are authorized to issue ten million shares of blank check preferred. We have designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock and 750,000 shares of preferred stock as Series A Participating Preferred Stock. In 2007, we issued five million shares of Series A Convertible Preferred stock to APIX Corporation.  APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 1 million shares of our common stock.  The Series A Preferred votes together with the common stock will continue to carry 28 votes for each share of Series A Preferred Stock.

In May 2002, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock on the terms stated in our Rights Plan. We are authorized to issue up to 750,000 shares of the Series A Participating Preferred Stock. As of December 31, 2009, no shares have been issued under the Rights Plan. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.

Dividends

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  As of December 31, 2009, we had 5 million shares of preferred stock outstanding. The holders of the Series A Convertible Preferred Stock are only entitled to a liquidation preference of $0.10 per share.

Holders

As of December 31, 2009, we had approximately 244 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) 8,474,992 shares of our common stock in the aggregate principal amount of $5.1 million and (ii) warrants to purchase an aggregate of 1,271,247 shares of our at an exercise price of $0.65 per share. At our option, we may force the investors to exercise the warrant at a price of $0.65 per share, provided that (i) our common stock is trading at a price equal to or greater than $1.00 per share for a period of fifteen (15) consecutive trading days and (ii) a registration statement is in effect with respect to the warrant shares. We also issued 1,500,000 warrants to purchase shares of our common stock to Apix International, Limited (“APIX”) at an exercise price of $0.60 per share. The warrants expire 5 years from the date of issuance.

On February 28, 2009, we entered into a subscription agreement with an accredited investor providing for the sale of (i) 18,518,518 shares of our common stock at a price equal to $1.08 per share, for an aggregate principal amount of $20 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our common stock at an exercise price of $1.25 per share. At our option, we may force the investor to exercise the warrant at a price per share equal to $1.08, provided that (i) our common stock is trading at a price equal to or greater than $1.58 per share for a period of fifteen (15) consecutive trading days and (ii) a registration statement is in effect with respect to the warrant shares. The warrants expire 5 years from the date of issuance.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.  Pursuant to the Subscription Agreements of the above offerings, we have agreed to use our best efforts to secure effectiveness of, as soon as reasonably practicable after the issuance and delivery of the shares and warrants, a registration statement on Form SB-2, now S-1.

Apix International Limited

APIX is an entity that is solely owned by Robert Cheney who is also the CEO, CFO and a Director of our Company. Mr. Cheney was appointed as the CEO in June 2007. APIX acted as agent for all of our recent financing activities.

Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by Cardima stockholders	7,931,444	$0.94	22,434,418
Total	7,931,444	$0.94	22,434,418

Equity compensation plans approved by our shareholders include our 1993, 1997, 2003 and 2007 Stock Option Plans.  Additional information regarding our equity compensation plans is provided in Note 10 to our financial statements in this annual report.

ITEM 6.              SELECTED FINANCIAL DATA

In the table below, we have presented certain selected financial data as of and for each of the years in the five-year period ended December 31, 2009. The financial data has been derived from our audited financial statements. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis and Results of Operations” and Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$2,247	$1,456	$1,157	$1,541	$1,859
Cost of sales	3,114	2,604	1,613	2,023	1,999
Gross margin deficiency	(867)	(1,148)	(456)	(482)	(140)
Operating expenses	12,224	12,570	8,294	4,774	6,891
Operating loss	(13,091)	(13,718)	(8,750)	(5,256)	(7,031)
Interest income (expense)	65	115	(865)	(1,753)	(1,297)
Other income (expenses)	1	(121)	17	-	-
Loss on debt extinguishment	-	-	(15,182)	(2,256)	-
Loss on excess shares over authorized	-	-	(7,737)	(2,886)	-
Loss on debt settlement	-	-	(10,129)	-	-
Income tax	(1)	(1)	-	-	-
Net loss	$(13,026)	$(13,725)	$(42,646)	$(12,151)	$(8,328)
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(1.31)	$(1.19)	$(0.08)
Weighted average shares outstanding	140,807	121,945	32,442	10,170	101,408

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,970	$5,375	$6,819	$942	$124
Working capital (deficit)	$8,444	$(331)	$6,018	$(12,986)	$(4,088)
Total assets	$10,854	$8,791	$8,004	$2,217	$1,746
Total current liabilities	$956	$8,137	$1,563	$14,852	$5,481
Total liabilities	$1,037	$8,230	$1,623	$14,936	$5,509
Total shareholders’ equity (deficit)	$9,817	$561	$6,381	$(12,719)	$(3,763)

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

On April 19, 2007, the FDA’s Medical Devices Dispute Resolution Panel (MDDRP) recommended to not approve our REVELATION Tx Microcatheter System’s PMA.  We will consider our options regarding this decision in the U.S. In addition, we will continue to market our next generation ablation EP systems, which include the REVELATION T-Flex and the INTELLITEMP in the European Union and the rest of the world where we are licensed to promote and sell these products. We are currently developing our next generation of EP products, the Cardima Cadence EPL, which we plan to initiate small trials in late 2010.

Currently our primary focus is to execute our business plan to generate revenue from our surgical devices, which have FDA- approval in the United States and to increase diagnostic product sales world-wide.  Moreover, we have signed up new distributors in the United States to sell our surgical products. We will need to raise additional capital to implement our marketing strategy relating to the sale of these devices.

In May 2008, we raised an aggregate principal amount of $5.1 million through the sale of 8,474,992 shares of our common stock to certain accredited investors. We also issued warrants to the investors to purchase shares of our common stock.

On February 28, 2009, we raised an aggregate principal amount of $20.0 million through the sale of 18,518,518 shares of our common stock to an accredited investor. We also issued warrants to purchase shares of our common stock.

We intend to use the net proceeds of the offerings for general corporate purposes, including working capital and equipment purchase.

As of December 31, 2009, we had stockholders’ equity of approximately $9.8 million and approximately $524,000 in cash and cash equivalents and $6.4 million in short-term investments. Our cash balance, together with cash anticipated to be provided by customer sales will not be sufficient to satisfy our anticipated cash requirements for normal operations and capital expenditures for the year ending December 31, 2010 or later. To strengthen our financial position, we intend to seek additional funding to be used for general corporate purposes, as well as research and development activities, including advancing our current product development activities and FDA and PMA approval process. We intend to seek funding for our capital needs through the issuance of debt, preferred stock, equity, loan guarantees, or a combination of these types of instruments. We may also seek to obtain financing through private placement or a public offering, a consequence of which could include the sale or issuance of stock to third parties. We expect that we will be able to secure sufficient financing to satisfy our anticipated cash requirements for normal operations and capital expenditures through at least December 31, 2010, although current economic and market conditions will make it challenging for us to do so.

We cannot be certain that we will be able to obtain financing on terms acceptable to us or at all. If we are not able to raise additional capital, we will not have sufficient cash to fund our operations. In such case, we would be required to curtail or cease operations, liquidate or sell assets, modify our current plans for product development, and other research and development activities, or extend the time frame over which these activities will take place, or pursue other actions that would adversely affect future operations.

Results of Operations - Years Ended December 31, 2009 and 2008

The following table set forth, for the periods indicated, our results of operations expressed in dollar amounts and as percentage of total sales:

	Years ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
	(In thousands)
Sales	$2,247	100.0%	$1,456	100.0%
Cost of goods sold	3,114	138.6%	2,604	178.9%
Gross margin deficiency	(867)	-38.6%	(1,148)	-78.9%

Operating expenses:
Research and development	5,429	241.6%	5,145	353.4%
Selling, general and administrative	6,795	302.4%	7,425	510.0%
Total operating expenses	12,224	544.0%	12,570	863.3%

Operating loss	(13,091)	-582.6%	(13,718)	-942.2%

Other income (expense)
Interest income	65	2.9%	115	7.9%
Other income (expense)	1	-	(121)	-8.3%
Total other income (expense)	66	2.9%	(6)	-0.4%

Loss before income taxes	(13,025)	-579.7%	(13,724)	-942.6%

Income taxes	1	-	1	0.1%

Net loss	$(13,026)	-579.7%	$(13,725)	-942.7%

The 2008 statement of operations has been reclassified to reflect stock-based compensation expenses according to their natural classifications in order to conform to the current year presentation (See Note 1). Stock-based compensation expenses reclassified in 2008 are as follows:

Year ended December 31, 2008 (In thousands)
Cost of goods sold	$123
Research and development	764
General and administrative	(887)
Total	$-

Net Sales

	Year ended December 31,
	2009	2008
Net sales	(In thousands)
United States	$1,092	$1,101
Europe	342	354
Asia/Pacific	812	1
Other	1	-
Total net sales	$2,247	$1,456

Sales were $2.2 million in 2009 as compared to $1.5 million in 2008, an increase of $791,000, mostly due to increased sales of our PATHFINDER diagnostic micro-mapping catheters to Japan. Sales of other products in 2009 remained relatively the same as compared to 2008. Domestic sales of $1.1 million in both 2009 and 2008 represented 48.6% and 75.6% of total sales, respectively, in 2009 and 2008. There have been no significant changes in the selling price of our products.

We had no sales to Japan during 2008, as our former Japanese distributor failed to maintain the legal documentation standard required to sell our PATHFINDER products in Japan. In December 2009, we received regulatory approval to re-enter the Japanese market and resumed sales of our PATHFINDER products. Even though we have resumed sales of our PATHFINDER products to Japan, there can be no assurance that we will be able to maintain sales or achieve the levels reached prior to suspension of sales in the first quarter of 2007.

Cost of goods sold; gross margin (deficiency)

	Year ended December 31,
	2009	2008
	(dollar in thousands)
Sales	$2,247	$1,456
Cost of goods sold	3,114	2,604
Gross margin (deficiency)	$(867)	$(1,148)
Gross margin (deficiency) % of sales	-38.6%	-78.9%

Cost of goods sold primarily includes raw material costs, catheter fabrication costs, system assembly and testing costs, and manufacturing labor and overhead costs for the units sold in the period. Cost of goods sold for 2009 were $3.1 million, or 138.6% of sales, as compared to $2.6 million, or 178.9% of sales, in 2008. The improved cost of goods sold percentage was mainly due to cost controls, better utilization of labor and higher output of our PATHFINDER line of diagnostic catheters to support the Japanese market. We expect the cost of goods sold as a percentage of sales to improve as sales volume increases. In the fourth quarter of 2008, we had identified and excluded from cost of goods sold $261,000 of idle facility costs which were included as a component of operating costs.  These idle facility costs were caused by the extended period of production down-time for the maintenance of our manufacturing equipment and the internal utilization of production resources in support of regulatory audits. We had no similar idle facility costs in 2009.

Research and Development Expenses

	Year ended December 31,
	2009	2008
	(In thousands)
Research and development	$5,429	$5,145
% of sales	241.6%	353.4%

Research and development expenses include product development, clinical testing and regulatory expenses. Research and development expenses in 2009 of $5.4 million increased by $284,000 as compared 2008 primarily due to higher compensation expense of $599,000 from increased headcount of seven additional employees and cost of products used for testing of $179,000, offset in part by lower outside consulting expenses of $491,000.

Selling, General and Administrative Expenses

	Year ended December 31,
	2009	2008
	(dollar in thousands)
Selling, general and administrative expenses	$6,795	$7,425
% of sales	302.4%	510.0%

Selling, general and administrative expenses in 2009 of $6.8 million were lower by $630,000 as compared to 2008. Selling expenses in 2009 increased by $450,000 mostly attributable to an increase in compensation expenses of $372,000 due to the hiring of three key account representatives in the Sales department. General and administrative expenses in 2009 decreased by $1.1 million as compared to 2008 mainly due to (i) a $948,000 consideration provided to APIX, which included a one-time non-cash compensation cost of $868,000 in connection with warrants granted to APIX for their services provided in the arrangement of the funding during 2008, (ii) higher professional fees of $546,000 in 2008, and (iii) higher travel expenses of $140,000 in 2008, offset in part by higher compensation and stock-based compensation expenses of $761,000 in 2009.

Other income (expense)

Other income, net of expense, in 2009 was $66,000 as compared to expenses of $6,000 in 2008, which included $83,000 of interest expense in relation to the $6M loan in November 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $524,000 and $5.3 million as of December 31, 2009 and 2008, respectively. We also had $6.4 million in short-term investments as of December 31, 2009. Our working capital was $8.4 million as of December 31, 2009 as compared to a negative working capital of $331,000 as of December 31, 2008 due to a $6.0 million note payable, which was executed in November 2008 and converted to equity in February 2009.  Additional $14 million were received in February 2009 as part of an equity capital financing arrangement.

The cash used in operating activities in 2009 was $12.0 million, which reflected primarily a net loss of $13.0 million, non-cash charges of $2.4 million consisting primarily of depreciation expense and stock-based compensation, a decrease in accounts payable, and accrued liabilities of $1.1 million due to an increase in inventory of $648,000 in anticipation of the regulatory approval to re-enter the Japanese market with our PATHFINDER line of diagnostic catheters. The cash used in operating activities in 2008 was $11.9 million, which was primarily due to a net loss of $13.7 million, non-cash charges of $2.0 million consisting primarily of depreciation expense and stock-based compensation, an increase in inventory of $1.2 and prepaid expenses of $519,000, offset in part by an increase in accounts payable of $458,000, and the recognition of a non-cash compensation expense of $868,000 from the issuance of warrants for the sale of our common stock in May 2008.

Net cash used in investing activities of $6.8 million in 2009 was primarily for the purchase of short-term investments of $6.4 million consisting of certificates of deposit and our investment in capital expenditures of $383,000. This compares to capital expenditures of $686,000 in the same period of 2008 and a maturity of short-term investment of $2.0 million, which was liquidated to support our operating needs. We continue to invest in capital expenditures mainly to acquire lab equipment, computer hardware and software to support the growth of our business.

The table below summarizes our operating lease obligations pursuant to our non-cancelable leases, our long-term debt and our executed purchase obligations as of December 31, 2009:

	Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Operating Lease Obligations	$953	$208	$416	$329	$-
Long Term Debt (principal and interest)	-	-	-	-	-
Capital Lease Obligations	49	31	18	-	-
	$1,002	$239	$434	$329	$-

The contractual purchase obligations set forth above are not recorded as liabilities in our financial statements.  Our equipment purchase obligations are recorded as liabilities when the equipment is received by us or the risk of loss has been legally transferred to us.  Amounts payable pursuant to our operating leases are expensed during the reporting period in which the amounts are due and payable.  The operating lease obligations include operating leases for our corporate headquarters and our testing facility.

We have employment commitments with our Chief Executive Officer and Chairman of the Board.  However, amounts due under these employment contracts are not reflected in the table above.

Recent Financing Transactions

Net cash provided by financing activities was $14.0 million in 2009 as compared to 11.1 million 2008. We have funded our operations primarily with proceeds from issuances of common stock, debt financing, and lease financing. We intend to use the net proceeds for general corporate purposes, including working capital and equipment purchase.

In May 2008, we raised an aggregate principal amount of $5.1 million through the sale of 8,474,992 shares of our common stock to certain accredited investors. We also issued warrants to the investors to purchase 1,271,247 shares of our common stock.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and shareholder of our company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Note Holder a general charge on all of our assets.

On February 28, 2009, we raised an aggregate principal amount of $20.0 million through the sale of 18,518,518 shares of our common stock to the Note Holder. The Note Holder agreed to convert the Advance into shares and waive all accrued interest.  We also issued 5,555,555 warrants to purchase shares of our common stock. (See discussion of this transaction in “Recent Sales of Unregistered Securities in Item 5 of Part II).

While we obtained additional equity financing in May 2008 and February 2009, our viability as a going concern is dependent upon our ability to obtain additional financing and to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. However, we are regularly working with potential investors through public or private financings or other arrangements to raise additional capital in order to continue operations. Historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  We obtained $5 million and $20 million in additional capital through an equity offering in May 2008 and February 2009, respectively. To date, we have no definitive agreements in place to raise additional capital and there can be no assurance that any definitive agreement will ever materialize. If we are unable to raise additional capital, our business may fail.

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

Revenue Recognition. We recognize revenue from two types of customers, end users and distributors in accordance with Accounting Standard Codification “ASC” 605, “Revenue Recognition”. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and risk of loss at the shipping point.

We typically do not receive advance payments from our customers in connection with the sale of our products. We occasionally enter into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, we may negotiate an advance payment from these customers. Advance payments from a customer aggregating $108,000 as of December 31, 2009 is included in deferred revenue on our balance sheets. Revenue recognition for customer orders that include advance payments is consistent with our revenue recognition policy described above.

Research and Development. Research and development costs, which include clinical and regulatory costs, are charged to expenses as incurred.

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

Valuation of Derivative Financial Instruments. We adopted ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. All changes in fair value are reported in other income or expense.

Stock-Based Compensation. We adopted ASC 718, “Compensation - Stock Compensation”. Assumptions used for 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	2009	2008
Stock options:
Dividend yield	0.0%	0.0%
Volatility factor	155.2%	159.6%
Risk-free interest rate	2.8%	3.6%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods	$0.99	$1.36

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of December 31, 2009.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  We adopted the provisions of ASC 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our condensed financial statements.  In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for United States Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. We adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”.  ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods that begin after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, regarding the consolidation of variable interest entities.  ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our financial statements.

In June of 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have a material impact on our financial statements.

In September 2009, the FASB issued guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We do not expect that the adoption of this guidance will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for our Company in 2011. We are currently evaluating the impact of adopting this update our financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. We do not expect that the January 1, 2010 adoption of the guidance will have a material impact on our consolidated financial statements. We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our financial statements.

In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810"). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by us. We do not expect that the adoption of this guidance will have a material impact on our financial statements.

STOCKHOLDER RIGHTS PLAN

In May 2002, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of a new series of preferred stock on the terms stated in our Rights Plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.

ITEM 7 A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, which include potential losses arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and changes in interest rates. Since our distributors in the Netherlands and England who distribute our products to the respective countries and invoice in Euros and British Pounds, we have exposure to exchange rate fluctuations between the Euro, British Pounds and the U.S. Dollar. Our foreign-currency-based sales to these countries have been insignificant in 2009 and 2008; as a result, the effect of the foreign exchange fluctuations on our financial results has not been significant.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardima, Inc.

We have audited the accompanying balance sheets of Cardima, Inc. (“Cardima or the Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. Cardima’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardima, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan
San Francisco, California

March 29, 2010

CARDIMA, INC.
BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$524	$5,325
Short term investment	6,446	50
Accounts receivable, net of allowances for doubtful accounts of $183 and $187, as of December 31, 2009 and 2008, respectively	136	169
Inventories	1,969	1,566
Prepaid expenses	306	687
Other current assets	19	9
Total current assets	9,400	7,806

Property and equipment, net of accumulated depreciation of $3,173 and $2,988 at December 31, 2009 and 2008, respectively	1,393	924
Other assets	61	61
TOTAL ASSETS	$10,854	$8,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$418
Accrued liabilities	619	1,470
Deferred revenue	108	112
Loans payable	15	12
Capital leases – current portion	27	25
Notes payable to related-party – current portion	-	6,100
Total current liabilities	956	8,137

Deferred rent	37	7
Loans payable – net of current portion	26	41
Capital leases – net of current portion	18	45
TOTAL LIABILITIES	1,037	8,230

Shareholders’ Equity:
Preferred stock – Series A Participating Preferred Stock of the Stockholder Rights Plan, $0.001 par value, 750,000 shares authorized, none issued.	-	-
Preferred stock-Series A, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 143,951,034 and 125,134,721 shares issued and outstanding at December 31, 2009 and 2008, respectively	144	125
Additional paid-in-capital	212,483	190,220
Accumulated deficit	(203,310)	(190,284)
Total shareholders’ equity	9,817	561
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,854	$8,791

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008
Net sales	$2,247	$1,456
Cost of goods sold	3,114	2,604
Gross margin deficiency	(867)	(1,148)

Operating expenses
Research and development	5,429	5,145
Selling, general and administrative	6,795	7,425
Total operating expenses	12,224	12,570

Operating loss	(13,091)	(13,718)

Other income (expense)
Interest income	65	115
Other income / (expense)	1	(121)
Total other income / (expense)	66	(6)

Loss before income taxes	(13,025)	(13,724)

Income taxes	1	1
Net loss	$(13,026)	$(13,725)

Basic and diluted net loss per share	$(0.09)	$(0.11)

Shares used in computing basic and diluted net loss per share	140,807	121,945

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
Statement of Shareholders' Equity (deficit)
For the years ended December 31, 2009 and 2008
(In thousands)
	Convertible Preferred Stock Series A		Common Stock				Total Stockholders’ Equity (deficit)
	Shares	Amount	Shares	Amount	Paid-In-Capital	Accumulated Deficit
Balance at December 31, 2007	5,000	$500	116,316	$116	$182,324	$(176,559)	$6,381
Common stock issued under employee stock options plans		-	343	2	160	-	162
Expense for vesting of stock options granted to employees		-			1,791	-	1,791
Warrants issued as compensation expense		-			868	-	868
Sale of common stock		-	8,475	7	5,077	-	5,084
Net Loss		-				(13,725)	(13,725)
Balance at December 31, 2008	5,000	$500	125,134	$125	$190,220	$(190,284)	$561
Common stock issued under employee stock options plans		-	298	1	141	-	142
Expense for vesting of stock options granted to employees		-			1,957	-	1,957
Conversion of note payable and accrued interest into common stock		-	5,725	5	6,178	-	6,183
Sale of common stock		-	12,794	13	13,987	-	14,000
Net Loss		-				(13,026)	(13,026)
Balance at December 31, 2009	5,000	$500	143,951	$144	$212,483	$(203,310)	$9,817

Series A Participating Preferred Stock of the Stockholder Rights Plan is not shown because none is issued or outstanding.

The accompanying notes are an integral part of these financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,026)	$(13,725)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	399	190
Non-cash stock-based compensation	1,957	1,791
Non-cash compensation	-	868
Excess and obsolete inventory	68	-
Allowance for doubtful accounts	(4)	110
Changes in operating assets and liabilities:
Accounts receivable	37	(96)
Inventories	(716)	(1,164)
Prepaid and other assets	131	(519)
Accounts payable, accrued compensation and other liabilities	(1,052)	458
Deferred revenue	(4)	112
Accrued interest and fees	183	83
Net cash used in operating activities	(12,027)	(11,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(6,396)	(50)
Maturity of short-term investment	-	2,008
Purchase of property and equipment	(383)	(686)
Net cash provided by/(used in) investing activities	(6,779)	1,272

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(25)	(27)
Payments on notes payable	(12)	(10)
Payments on notes payable to related party	(100)	(75)
Net proceeds from loan financing	-	6,000
Proceeds from exercise of stock options	142	105
Net proceeds from sale of common stock	14,000	5,141
Net cash provided by financing activities	14,005	11,134

Change in cash and cash equivalents	(4,801)	514
Beginning cash and cash equivalents	5,325	4,811
Ending cash and cash equivalents	$524	$5,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$1
Cash paid for interest	$10	$28

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease arrangements	$-	$79
Conversion of accrued interest into common stock	$183	$-
Conversion of $6 million note into common stock	$6,000	$-
Reclassification of INTELLITEMP products from operating to investing activities	$485	$-

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

Basis of Presentation

The accompanying audited financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we have obtained additional equity financing in May and November 2008, and February 2009, our viability as a going concern is dependent upon our ability to obtain additional financing and to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. However, we are regularly working with investors through public or private financings or other arrangements to raise additional capital in order to continue operations. In the past years, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  We obtained $5 million and $20 million in additional capital through an equity offering in May 2008 and February 2009, respectively. During the year 2010, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

We implemented financial and operational plans to improve operating efficiencies, reduce overhead, and redesign certain product lines to position ourselves for future profitable operations.

Liquidity

Historically, the Company has experienced and continues to experience significant operating losses and negative cash flows from operations, with corresponding reductions in working capital and shareholders' equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In 2009, the Company used approximately $12 million for operations. Over the past years, the Company’s working capital needs have been funded through a combination of private equity, debt, and lease financing. During the year 2010, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. Management has implemented certain cost reduction initiatives, redesigned certain product lines, obtained more favorable material costs, and instituted more efficient management techniques. The accompanying financial statements for the year ended December 31, 2009 have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition

We recognize revenue from two types of customers, end users and distributors in accordance with Accounting Standard Codification “ASC” 605, “Revenue Recognition”. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in Asia and Europe and we record as revenue the wholesale price we charge our distributors. The distributors assume the title and risk of loss at the shipping point.

We typically do not receive advance payments from our customers in connection with the sale of our products. We occasionally enter into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, we may negotiate an advance payment from these customers. Advance payments from a customer aggregating $108,000 as of December 31, 2009 is included in deferred revenue on our balance sheets. Revenue recognition for customer orders that include advance payments is consistent with our revenue recognition policy described above.

Comprehensive Income

We recognize comprehensive income based on ASC 220, Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in our financial statements since we did not have any changes in equity from non-owner sources.

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

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets periodically in accordance with the provisions of FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. During the year ended December 31, 2009, we believe that there has been no indicator of impairment.

Reclassification

Certain reclassifications have been made to the 2008 amounts to conform to the current year presentation.  Since January 2009, we have recognized stock-based compensation expense in our statement of operations in the respective cost centers and natural classifications. Prior to 2009 we only recognized stock-based compensation expense under the caption “Selling, General, and Administrative”. The Company believes that this change in presentation provides a more meaningful measure of its cost of sales, selling and administrative expenses, and research and development expenses. These 2009 reclassifications did not have any effect on our previously reported financial results or accumulated deficit in 2008.

Income Taxes

We utilize ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

This standard addresses the accounting for uncertainties in income taxes recognized in an entity’s financial statements and prescribes a threshold of “more likely than not” for recognition and derecognition of tax positions taken or expected to be taken in the tax returns.  ASC 740 also provides related guidance on measurement, classification, interest and penalties, and disclosure.  The adoption of this standard did not have a material impact on our financial statements.

Stock Based Compensation

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

Net Loss per Share

The Company utilizes ASC 260, Earnings Per Share.  Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Our common share equivalents consist of stock options, warrants, and convertible preferred shares.

The following outstanding anti-dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders:

	2009	2008
Options to purchase shares of common stock	7,931,444	9,301,636
Warrants to purchase shares of common stock	14,026,802	9,228,656
Convertible preferred shares	1,000,000	1,000,000
Total	22,958,246	19,530,292

The following table presents the calculation of basic and diluted net loss per share: (in thousands, except per share amounts)

	2009	2008
Net loss available to common shareholders	$(13,026)	$(13,725)
Weighted average common shares outstanding	140,807	121,945
Basic and diluted net loss per share available to common shareholders	$(0.09)	$(0.11)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. In October 2008, the Federal Deposit Insurance Corporation announced the Term Policy Liquidity Guarantee Program which provides deposit insurance for funds in non-interest bearing transaction deposit accounts. As of December 31, 2009, we had cash and cash equivalents of $524,000 and $6.4 million in short term certificates of deposits.

Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We recognize allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review allowance for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowance for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable. For the period ended December 31, 2009 and 2008, we established an allowance for doubtful accounts of $183,000 and $187,000, respectively.

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

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with ASC 220, Comprehensive Income.  We, however, do not have any components of other comprehensive loss as defined by ASC 220 and therefore, for the years ended December 31, 2009 and 2008, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

Classification of Financial Instruments

In accordance to ASC 480, “Distinguishing Liabilities from Equity”, financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. ASC 480 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, we have recorded the value of warrants issued and the outstanding shares of Preferred Stock Series A as a component of equity on the balance sheet.

Stock Warrants Issued to Third Parties

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of ASC 505-50, “Equity-Based Payments To Non-Employees”, and ASC 605-50, “Revenue Recognition – Customer Payments and Incentives”. Under the provisions of ASC 505-50, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. ASC 605-50 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. We have not issued any warrants to customers in 2009 or 2008.

Segment Reporting

We identify our operating segments based on how we evaluate separate financial information (if available), business activities and management responsibilities. We have determined that we operate in a single business segment, the manufacturing and sale of device-based medical therapies. All of our revenues have been derived from this business segment.

Fair Value of Financial Instruments

Our financial instruments at December 31, 2009 consist of cash, a short term investment, accounts receivable, inventory, account payables, other current liabilities, loan payable and capital lease obligation. The carrying values of these financial instruments approximate their fair values.

Effective January 1, 2008, the Company adopted FASB ASC 820 “Fair Value Measurement”, which relates to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

·	Level 1—quoted prices in active markets for identical assets and liabilities.

·	Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

·	Level 3—unobservable inputs.

The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Off-Balance-Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements as defined by item 303(a)(4)(II) of the SEC Regulation S-K.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of December 31, 2009.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  We adopted the provisions of ASC 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our condensed financial statements. In February 2010, the FASB issued amended guidance on subsequent events. The amended guidance removes the requirement for United States Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated. The amended guidance is effective upon issuance, except for the use of the issued date for conduit debt obligors. We adopted the amended guidance upon issuance, as required. The adoption of the amended guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”, ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods that begin after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, regarding the consolidation of variable interest entities.  ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods that begin after November 15, 2009. We will adopt this standard in fiscal 2010 and are evaluating the impact it will have on our financial statements.

In June of 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have a material impact on our financial statements.

In September 2009, the FASB issued guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). The guidance creates a practical expedient to measure the fair value of an investment that is within the scope of the guidance on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity's measurement date. Therefore, the guidance allows certain attributes of the investment, which in the past may have indicated that it was necessary to make adjustments to the net asset value per share (or its equivalent) to estimate the fair value of the investment, to not be considered if the practical expedient is used. Additional disclosures are also required under the guidance. The guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We do not expect that the adoption of this guidance will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for our Company in 2011. We are currently evaluating the impact of adopting this update on our financial statements.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. We do not expect that the January 1, 2010 adoption of the guidance will have a material impact on our consolidated financial statements. We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our financial statements.

In January 2010, the FASB issued guidance to address implementation issues related to the changes in ownership provisions in ASC 810, "Consolidation," ("ASC 810"). The guidance clarifies the scope of the decrease in ownership provisions in ASC 810 and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC 810. The guidance is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that ASC 810 was adopted by us. We do not expect that the adoption of this guidance will have a material impact on our financial statements.

2. Short term investment

As of December 31, 2009, and 2008, we had $6.4 million and 50,000, respectively, in a certificate of deposit with maturity periods of less than twelve-months. The $50,000 certificate-of-deposit is used as collateral for our corporate credit card.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual costs computed on a first-in, first-out basis. Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2009	2008
Raw Materials	$775	$736
Work-In-Process	737	34
Finished Goods	753	1,024
Reserve for obsolescence	(296)	(228)
Inventories	$1,969	$1,566

Inventories shown above are valued using FIFO and are adjusted to the lower of cost or market.  The Company had allowances for excess and obsolete inventory of approximately $296,000 and $228,000 at December 31, 2009 and 2008, respectively.  The Company had inventories located in foreign countries, and held by our local distributors, of approximately $52,000 and $50,000 as of December 31, 2009 and 2008, respectively.

Prior to 2009, we have included our current version of INTELLITEMP products, which is a radiofrequency energy management device, in inventory. In the first quarter of 2009, we have reclassified our INTELLITEMP products from inventory into capital assets as a result of a change in our sales strategy to facilitate sales of our line of disposable surgical products. This change in sales strategy is warranted as a result of our customers’ general practice of purchasing only disposable products and is consistent with how similar disposable products are usually sold by some of our competitors. As a result of this change, we loan our INTELLITEMP products to our customers when they purchase our surgical ablation probes, which together, comprise our surgical ablation system for use in the treatment of atrial fibrillation. Depreciation for these capitalized assets will be included in cost of goods sold as the INTELLITEMPs are shipped to our customers for use. During the first quarter of 2009, we have reclassified $245,000 worth of the current version of INTELLITEMP products from inventory to property and equipment.

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

Pursuant to ASC 330-10-30 “Inventory-Initial Measurement”, items such as idle facility expense, excessive spoilage, double freight and re-handling costs should be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In 2009, we have identified $30,000 of idle facility costs due to the extended period of production down-time related to facilities maintenance. These costs were included in general and administrative expenses on our statement of operations for 2009. In 2008, we had identified $261,000 of idle facility costs due to the extended period of production down-time for the maintenance of our manufacturing equipment and the utilization of internal resources in support of FDA audits. These costs were included in our research and development and general and administrative expenses on our statement of operations for 2008.

4. Property and Equipment

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was approximately $399,000 and $190,000 for fiscal years 2009 and 2008, respectively.

Included in property and equipment are our INTELLITEMP radiofrequency energy management devices, which we reclassified from inventory in the first quarter of 2009. These units will be loaned at no cost to our direct customers that purchase our disposable products. INTELLITEMP units are carried at cost less accumulated depreciation. The units are depreciated over a three year period and such depreciation is included in cost of goods sold. Depreciation expense for INTELLITEMP units used for demonstration, evaluation, training and internal use is included as operating expenses. Total depreciation expense for the INTELLITEMP units included in cost of goods sold and operating expenses in 2009 has not been significant. Depreciation expense attributable to INTELLITEMP units used for demonstration or clinical trial purposes is included as a component of operating expenses.

Property and equipment consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Equipment	$4,181	$3,554
Leasehold improvements	385	358
	4,566	3,912
Less accumulated depreciation and amortization	(3,173)	(2,988)
Property and equipment, net	$1,393	$924

Equipment includes property and equipment financed under capital leases, which amounts to approximately $79,000 at December 31, 2009. Accumulated amortization related to the leased assets is $26,000.

5. Loans Payable

As previously disclosed, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  The original discounted value of the note payable and note receivable were $232,287 and $162,022, respectively.  The net of these two notes of $41,000 is reported as $15,000 and $26,000 under current and non-current loans payable, respectively as of December 31, 2009.

6.	Notes Payable to Related Party

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

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and our largest individual shareholder of our company (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million.  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Note Holder a general charge on all of our assets. APIX acted as placement agent for the transaction. On February 28, 2009, we raised an aggregate principal amount of $20 million through the sale of 18,518,518 shares of our common stock to the Note Holder. The Note Holder agreed to convert the $6 million into shares of common stock, in accordance with the same terms of the subscription agreement and waive all accrued interest.

7. Commitments and Contingencies

Commitments

We lease a facility under an operating lease, which has been extended through July 2014. We also lease certain equipment under non-cancelable capital lease agreements, which bear interest at the rate of 10% per annum. Following is a schedule of future minimum lease payments under both operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2010	$208	$31
2011	208	18
2012	208	-
2013	208	-
2014	121	-
Total minimum lease payments	$953	$49
Less amounts representing interest	-	4
Present value of net minimum lease payments	$953	$45

Short-Term	$-	$(27)
Long-Term	$-	$18

 For the years ended December 31, 2009, and 2008, building rent expense under operating leases totaled $226,000 and $268,000, respectively.

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

Commencing October 2008 through February 2010, we issued an aggregate of 531,944 shares of common stock to approximately 25 employees upon exercise of options granted pursuant to the Company’s 2007 Employee Option Plan (the “Option Plan”) from which we received an aggregate of approximately $250,000 of proceeds. The number of shares issued constitute 0.3% of our issued an outstanding share total at December 31, 2009. Such shares were inadvertently issued without restriction. At the time of the issuance of such shares, we had not sought to register or qualify these shares or options under federal or state securities laws. Accordingly, the shares purchased pursuant to the exercise of these options may have been issued in violation of federal and state securities laws, and may be subject to rescission. We plan to take immediate action to file a Form S-8 Registration Statement to register shares issuable under the Option Plan and will include shares issued to employees who continue to hold shares of common stock of the Company that were issued upon exercise of options granted under the Option Plan. We may be subject to liabilities for violation of applicable federal or state securities state laws. We are currently unable to determine the amount of any fines or any action that may be taken against the Company as a result of these issuances. The assessment of any fines and/or penalties could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

8. Concentrations of Risk

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Asia. The geographic distribution of net sales was as follows (in thousands):

	Years Ended December 31,
	2009		2008

United States	$1,092	49%	$1,101	76%
Europe	342	15%	354	24%
Asia/Pacific	812	36%	1	-%
Others	1	-	-	-%
Total Net Sales	$2,247	100%	$1,456	100%

In 2007, our former Japanese distributor notified us of their failure to maintain the legal documentation standard required to sell our PATHFINDER in Japan.  As a result, we had no sales in Japan in 2008 and 2007. We filed a “Shonin Application” together with our new Japanese distributor to obtain the necessary regulatory approval to re-start PATHFINDER sales in the Japanese market. In December 2009, we have received regulatory approval to re-enter the Japanese market, and have resumed shipment of our PATHFINDER products to Japan.

Our diagnostic product group, namely the Pathfinder family of micro-catheter systems, accounted for 72% and 60% of net sales for the years ended December 31, 2009 and 2008, respectively.

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

9. Stockholders’ Equity

We are authorized to have two classes of capital stock: Preferred Stock and Common Stock. We have designated five million shares of our preferred stock as Series A Convertible Preferred Stock and seven hundred and fifty thousand shares as Series A Participating Preferred Stock. Holders of common stock are entitled to one vote for each share held. Holders of Series A Convertible Preferred Stock and Series A Participating Preferred Stock are entitled to vote as a single class with holders of common stock on all matters upon which shareholders are entitled to vote.

Preferred stock

In May 2002, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock for shareholders of record on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock on the terms stated in our Rights Plan. As of December 31, 2009, no shares have been issued under the Rights Plan. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.

In 2007 we issued five million shares of Series A Convertible Preferred stock to APIX Corporation.  APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 1 million shares of our common stock.  The Series A Convertible Preferred votes together with the common stock will continue to carry 28 votes for each share of Series A Preferred Stock.

Common Stock

We are authorized to issue 300,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders. No dividends have been declared to date.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) 8,474,992 shares of our common stock in the aggregate principal amount of $5.1 million and (ii) warrants to purchase an aggregate of 1,271,247 shares of our common stock at an exercise price of $0.65 per share. At our option, we may force the investors to exercise the warrant at a price of $0.65 per share, provided that (i) our common stock is trading at a price equal to or greater than $1.00 per share for a period of fifteen (15) consecutive trading days and (ii) a registration statement is in effect with respect to the warrant shares. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. The warrants expire 5 years from the date of issuance and are still outstanding as of December 31, 2009.

On February 28, 2009, we entered into a subscription agreement with an accredited investor providing for the sale of (i) 18,518,518 shares of our common stock at a price equal to $1.08 per share, for an aggregate principal amount of $20 million and (ii) warrants to purchase an aggregate of 5,555,555 shares of our common stock at an exercise price of $1.25 per share. At our option, we may force the Holder to exercise the warrant at a price per share equal to $1.08, provided that (i) our common stock is trading at a price equal to or greater than $1.58 per share for a period of fifteen (15) consecutive trading days and (ii) a registration statement is in effect with respect to the warrant shares. The warrants expire 5 years from the date of issuance and are still outstanding as of December 31, 2009.

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

During 2009, we issued 297,795 of common stock and received an aggregate principal amount of approximately $142,000 upon exercises of stock option grants issued under our Stock Option Plans by employees and consultants of the Company.

10. Stock Based Compensation

We adopted ASC 718, “Compensation - Stock Compensation”.  ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. The standard requires the measurement and recognition of compensation expense for all share-based awards made to employees, consultants, directors, including employee non-qualified and incentive stock options, and employee purchase rights under our Employee Stock Purchase Plan based on estimated fair values. We use the Black-Scholes method to determine fair value of stock options granted.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant. For the years ended December 31, 2009 and 2008, the weighted average grant date fair value per option share was $0.99, and $1.24, respectively.

The total stock-based compensation expense for employee and non-employee options under FAS 123R was approximately $1,957,000 and $1,791,000 for the years ended December 31, 2009 and 2008, respectively. This expense reduced our basic and diluted earnings per share by $0.01 and by $0.01 for each of the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was approximately $3,049,000 of total future compensation costs related to unvested stock options to be recognized over a weighted average period of 1.6 years. In 2009, total options vested were approximately 2.2 million shares.

2007 Stock Option Plan

On September 14, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of the Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us. Options to purchase shares of our common stock granted under the plan may be incentive stock options or non-statutory stock options as determined by our Board of Directors or its delegate. 30,000,000 shares of common stock were reserved for issuance over the term of the 2007 Stock Plan.

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

Assumptions used for 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	2009	2008
Stock options:
Dividend yield	0.0%	0.0%
Volatility factor	155.2%	159.6%
Risk-free interest rate	2.8%	3.6%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods	$0.99	$1.36

The following table summarizes activities under the 2007 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	24,185,000	5,815,000	$0.44 - $0.55	$0.44
Options Granted in 2008	(4,960,000)	4,960,000	$0.42 - $1.85	$1.24
Options Cancelled in 2008	1,393,333	(1,393,333)	$0.41 - $1.65	$0.52
Options Exercised in 2008	--	(214,445)	$0.44 - $0.62	$0.48
Balance as of 12/31/2008	20,618,333	9,167,222	$0.41 - $1.85	$0.86
Options Granted in 2009	(450,000)	450,000	$0.71 - $1.25	$1.03
Options Cancelled in 2009	1,509,922	(1,509,922)	$0.41 - $1.65	$0.62
Options Exercised in 2009	---	(297,499)	$0.80 - $1.50	$1.14
Balance as of 12/31/2009	21,678,255	7,809,801	$0.41 - $1.85	$0.93

Total options outstanding at December 31, 2009, and 2008, were 7,809,801 and 9,167,222, respectively, under the 2007 Stock Plan. All options granted in 2009 and 2008 were granted at exercise price equal to or greater than the common stock’s fair value on the date of grant. The weighted average fair value of options granted in 2009 under the 2007 Stock Plan was $1.03 per share.

The following table summarizes stock-based compensation expense related to employee and non-employee stock options for the years ended December 31, 2009 and 2008 (in thousands):

	Twelve Months ended December 31,
	2009	2008
Stock-based compensation expense by caption:
Cost of sales	$211	$123
Research and development	405	764
Selling, general and administrative	1,341	904
Total stock-based compensation expense	$1,957	$1,791

There was no capitalized share-based compensation cost as of December 31, 2009 and there were no recognized tax benefits during the years ended December 31, 2009 and 2008.

The following table summarizes information about stock options outstanding under the 2007 Stock Plan at December 31, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$0.41-$0.71	4,698,134	7.94	$0.48	3,106,484	7.88	$0.47
	$1.10-$1.57	660,000	8.95	1.29	126,672	8.79	1.36
	$1.60-$1.85	2,451,667	8.65	1.70	721,674	8.65	1.70
	Total	7,809,801	8.25	$0.93	3,954,830	8.05	$0.73

As of December 31, 2009, vested options of 3,954,830 and non-vested options of 3,854,971 had an aggregate intrinsic value of approximately $1.6 million and $812,000, respectively.

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

The following table summarizes activities under the 2003 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	738,575	81,425	$0.55 - $12.40	$3.17
Options Granted in 2008	-	-	-	-
Options Cancelled in 2008	9,063	(9,063)	$0.55 - $2.50	$0.65
Options Exercised in 2008	-	(4,791)	$0.55 - $0.60	$0.60
Balance as of 12/31/2008	747,638	67,571	$0.55 - $12.40	$3.69
Options Granted in 2009	-	-	-	-
Options Cancelled in 2009	8,525	(8,525)	$0.55 - $12.40	$2.55
Options Exercised in 2009	-	(296)	$0.55	$0.55
Balance as of 12/31/2009	756,163	58,750	$0.55 - $10.40	$3.88

At December 31, 2009 and 2008, 58,750 and 67,571 options were outstanding under the 2003 Stock Plan, respectively.  There were no options granted in 2009 under the 2003 Plan.

The following table summarizes information about stock options outstanding under the 2003 Stock Plan at December 31, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

2003	$0.55-$2.50	37,975	5.89	$0.62	37,661	5.88	$0.62
	$3.80-$10.40	20,775	4.19	9.83	20,775	4.19	9.83
	Total	58,750	5.29	$3.88	58,436	5.28	$3.89

As of December 31, 2009, vested options of 58,436 and non-vested options of 314 had an aggregate intrinsic value of approximately $14,880 and $127, respectively.

1993 Stock Option Plan

During 1993, the Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 765,069 shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors; however, the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock issuable upon exercise of the option on the date the option is granted. The exercise price of each non-statutory stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. All options granted prior to the initial public offering of shares were generally exercisable upon grant, but shares received upon exercise prior to vesting are subject to repurchase upon the stockholder’s termination of service to the Company. Subsequent to the Company’s initial public offering, only fully vested shares are exercisable. Shares purchased upon exercise of options generally vest at the rate of 12.5% after six months from the date of grant, and monthly thereafter over the following 42 months. No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 plan expired on June 10, 2003, and no additional grants were made under this plan.

The following table summarizes activities under the 1993 Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	-	60,271	$3.40 - $46.30	$11.24
Options Expired in 2008	(19,028)	-
Options Cancelled in 2008	19,028	(19,028)	$3.40 - $46.30	$9.54
Balance as of 12/31/2008	-	41,243	$3.40 - $25.60	$12.03
Options Expired in 2009		-
Options Cancelled in 2009		(3,950)	$3.40 - $25.60	$12.64
Balance as of 12/31/2009	-	37,293	$3.40 - $15.00	$11.96

At December 31, 2009 and 2008, 37,293 and 41,243 options were outstanding under the 1993 Stock Plan, respectively. There were no options granted in 2008 and in 2007 under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding under the 1993 Stock Option Plan at December 31, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

1993	$3.40-$8.60	3,150	1.39	$3.68	3,150	1.39	$3.68
	$10.30-$15.00	34,143	2.47	12.73	34,143	2.47	12.73
	Total	37,293	2.38	$11.96	37,293	2.38	$11.96

As of December 31, 2009, outstanding stock options under the 1993 Stock Plan did not have any intrinsic value.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 90,000 shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company.  The 1997 plan expired in 2007, and no additional grants were made under this plan.

The following table summarizes activity under the 1997 Director’s Stock Option Plan:

	Outstanding Options
	Shares Available	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	57,800	31,800	$0.30 - $14.50	$0.90
Options Expired in 2008	(64,000)	-
Options Cancelled in 2008	6,200	(6,200)	$0.30 - $0.70	$0.67
Balance as of 12/31/2008	-	25,600	$0.50 - $14.50	$1.02
Options Expired in 2009	-	-
Options Cancelled in 2009	-	-
Balance as of 12/31/2009	-	25,600	$0.50 - $14.50	$1.02

At December 31, 2009 and 2008, 25,600 options were outstanding under the 1997 Directors’ Stock Plan.  No stock options were granted in 2009 and 2008.

The following table summarizes information about stock options outstanding under the 1997 Directors’ Stock Option Plan at December 31, 2009:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of December 31, 2009	Weighted avg. remaining contractual life	Weighted avg. exercise price

1997 Director's Plan	$0.50-$1.00	24,800	6.27	$0.73	23,800	6.27	$0.74
	$8.40-$14.50	800	2.92	10.10	800	2.92	10.10
	Total	25,600	6.16	$1.02	24,600	6.16	$1.04

As of December 31, 2009, vested options of 24,600 and non-vested options of 1,000 had an aggregate intrinsic value of approximately $6,000 and $500, respectively.

1997 Employee Stock Purchase Plan

In March 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the “Plan”), as amended, and reserved 2.5 million shares of common stock for issuance. On June 28, 2007, the shareholders authorized an increase in the number of authorized shares of common stock issuable under the Plan to 3.5 million. In August 2008, our Board of Directors reviewed our stock-based compensation plans and decided to terminate the 1997 Employee Stock Purchase Plan. As of December 31, 2008, there were 420,958 shares issued under the Plan.

Share-Based Compensation to Non-Employees

We account for options issued to non-employees under ASC 718, using the Black-Scholes option pricing model. The value of such non-employee options is periodically re-measured over their vesting terms. The fair value of options was re-measured at period-end using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 1.87% to 4.1%, using applicable United States Treasury rates; a dividend yield of 0.0%; an annual volatility factor of 159.1% to 163.7%; and an average expected life based on the terms of the option grant or contractual term of the warrant of 5 to 10 years.  We did not grant any shares to non-employees during 2009.  During year ended December 31, 2008, we granted 1,060,000 shares to non-employees.  During the first three months of 2009, we reversed $164,000 of accrued stock compensation expense for an option granted in 2008 to a consultant.  The option had a performance based vesting which was not met.  Expense recognized related to options issued to non-employees was approximately $18,000 and $422,000 during the years ended December 31, 2009, and 2008, respectively.

11. Related-party Transactions

We have entered into employment agreements with key employees. The agreements specify various employment-related matters, including confidentiality requirements, competitive restrictions, assignment of inventions, annual compensation, and severance benefits in the event of termination without cause.

Apix International Limited (“APIX”) is an entity that is solely owned by Robert Cheney who is also the CEO, CFO and a Director of our Company. Mr. Cheney was appointed as the CEO in June 2007. APIX acted as agent for all of our recent financing activities.

In December 2007, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) a total of 18 million shares of our common stock in the aggregate principal amount of $9 million and (ii) warrants to purchase 2.7 million shares of our common stock at an exercise price of $0.55 per share. We provided for $75,000 in expense reimbursements. Pursuant to the terms of the Amended Funding Agreement, APIX waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) 8,474,992 shares of our common stock in the principal amount of $5.1 million and (ii) warrants to purchase 1,271,247 shares of our common stock at an exercise price of $0.65 per share. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. We provided for $80,000 in expense reimbursements.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and our largest individual shareholder (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder a general charge on all of our assets. APIX acted as placement agent for the transaction. We provided for $80,000 in expense reimbursements.

On February 28, 2009, we entered into a subscription agreement with the Note Holder providing for the sale of (i) 18,518,518 shares of our common stock in principal amount of $20 million, and (ii) warrants to purchase 5,555,555 shares of our common stock at an exercise price of $1.25 per share. APIX acted as placement agent. The Advance was converted into subscription of the shares. The Note Holder agreed to waive all interests accrued on the Advance. The Financing Documents were also terminated. As of December 31, 2009, the Note Holder owns approximately 45% of our Company’s common stock.

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was approved by the Compensation Committee of our Board of Directors and extended through February 2011.  Pursuant to the terms of the agreement, Dr. Gaston was paid $96,000 in 2009 and $88,000 in 2008 in exchange for advisory services to our Sales and Marketing departments.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was approved by the Compensation Committee of our Board of Directors and extended through September 2010. Dr. Chun was paid $120,000 in 2009 and $104,000 in 2008 in exchange for the services he provides as our Chief Medical Officer.

In April 2009, we entered into a one-year consulting agreement with Eric Chan, who resigned as our Chief Technology Officer, but remained as a member of our Board of Directors until February 2010. Per the agreement, Eric Chan was paid $100,000 in 2009 and will be paid the remaining $20,000 by the end of the contract term.

12. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2009	2008
Current:
Federal	$-	$-
State	1	1
	1	1

Deferred:
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$1	$1

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statement of operations is as follows:

	December 31,
	2009	2008

Tax Benefit at expected federal rate	-34.0%	-34.0%
State, Net of Federal Benefit	-4.4%	-5.1%
Research and development credits	-2.1%	-1.5%
Non-deductible expenses	7.1%	2.4%
Net operating benefit	32.6%	38.0%
Other, net	0.8%	0.2%
	0.0%	0.0%

At December 31, 2009, we had federal and state net operating loss carry forwards of approximately $71.9 million and $57.5 million, respectively.  The federal and state net operating loss carry forwards expire at various dates beginning in 2010 through 2030, if not utilized.

We also had federal and state research and development tax credit carry forwards of approximately $330,000 and $1.4 million, respectively. The federal research and development tax credits begin to expire in 2027. The state research and development tax credits carry forward indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of our deferred tax assets for federal and state income taxes as follows (in thousands):

	December 31,
	2009	2008
Net operating loss carry forwards	$27,818	$26,127
Research credits carry forwards (federal and state)	$1,229	$954
Manufacturing investment credit carry forwards	$14	$78
Capitalized research and development	$3,072	$2,048
Other, net	$1,584	$1,927

Total deferred tax assets	$33,717	$31,134
Valuation Allowance for deferred tax assets	$(33,717)	$(31,134)
	$-	$-

As of December 31, 2009 and 2008, we had deferred tax assets of approximately $33.7 million and $31.1 million, respectively.  Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The net valuation allowance increased by approximately $2.6 million and increased $4.3 million during the years ended December 31, 2009 and 2008, respectively.  Deferred tax assets primarily relate to net operating loss and tax credit carry forwards.

We realize tax benefits as a result of the exercise of non-qualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualified dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits will be credited to additional paid-in capital upon utilization of the NOLs including these benefits.

On January 1, 2007, we adopted ASC 740, “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, we are required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

The implementation of ASC 740 did not have a material impact on the Company's financial statements.  At January 1, 2009, we have not accrued an amount for tax liability from unrecognized tax benefits.  There were no unrecognized tax benefits recorded as of December 31, 2009 and 2008.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2009 are as follows:

Balance at January 1, 2009	$-
Increases related to current year tax positions	-
Expiration of the statute of limitations	-
Balance at December 31, 2009	$-

We do not believe the total amount of unrecognized benefit as of December 31, 2009 will increase or decrease significantly in the next twelve months.  Our Federal, California, Illinois and Wisconsin tax returns are subject to examination by the tax authorities.

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

15. Warrant Activity

The following table summarizes warrant activities for years 2009 and 2008:

	Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price

Balance as of 12/31/2007	6,561,994	6,561,994	$0.55 - $14.00	$1.30
Warrant Shares Granted in 2008	2,771,247	2,771,247	$0.60 - $0.65	$0.62
Warrant Shares Cancelled in 2008	(104,585)	(104,585)	$7.79 - $12.38	$0.88
Warrant Shares Exercised in 2008	-	-	-	-
Balance as of 12/31/2008	9,228,656	9,228,656	$0.55 - $4.30	$0.88
Warrant Shares Granted in 2009	5,555,555	5,555,555	$1.25	$1.25
Warrant Shares Cancelled in 2009	(757,409)	(757,409)	$4.30	$4.30
Warrant Shares Exercised in 2009	-	-	-	-
Balance as of 12/31/2009	14,026,802	14,026,802	$0.55 - $1.25	$0.84

The following table summarizes information about warrants outstanding at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrant Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrant Shares Exercisable	Weighted-Average Exercise Price
$0.55 - $0.65	8,471,247	3.1	$0.57	8,471,247	$0.57
$1.25	5,555,555	4.2	$1.25	5,555,555	$1.25
	14,026,802	3.5	$0.84	14,026,802	$0.84

16. Stockholder Rights Plan

In May 2002, we adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock as of the record date on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of a new series of Series A Participating Preferred Stock on the terms stated in our Rights Plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.

17. Subsequent Events

·	Departure and Appointment of Directors

On February 24, 2010, Eric Chan, PhD, resigned as a director of our Company, and Dr. Peter Wong was elected a director of our Company. Dr. Chan will continue to serve as a consultant to us.

·	Special Meeting of Stockholders

On March 17, 2010, at a special meeting of stockholders of our Company, the stockholders approved (i) an amendment to our certificate of incorporation to effect a reverse split of our Company’s common stock, at a ratio not less than five-for-one and not greater than twelve-for-one, with the exact ratio to be set within such range in the discretion of our Board of Directors, without further approval or authorization from our shareholders, provided that our Board of Directors determines to effect the reverse split and such amendment is filed with the Delaware Secretary of State no later than June 30, 2010 (the “Reverse Split”), and (ii) an amended and restated certificate of incorporation, to remove a provision which eliminates the right of our stockholders to act by written consent without a meeting (the “Amended and Restated Certificate”).

As of the record date for the meeting of February 22, 2010, 143,971,034 shares of common stock and 5,000,000 shares of Series A Preferred Stock, which votes together as one class with the common stock, were outstanding, with each share of Series A Preferred Stock entitled to 28 votes, and each share of common stock being entitled to one vote on all matters properly before the meeting. Thus, as of the record date, the holders of the common stock and Series A Preferred Stock were entitled to a total of 283,971,034 votes, of which (i) 273,833,709 votes (equal to 96.4% of the total possible votes) were cast in favor of the Reverse Split, 358,857 votes were cast against the Reverse Split, and 357,933 votes were withhold or abstained for the Reverse Split, and (ii) 273,912,026 votes (equal to 96.5% of the total possible votes) were cast in favor of the Amended and Restated Certificate, 291,900 votes were cast against the Amended and Restated Certificate, and 346,570 votes were withhold or abstained for the Amended and Restated Certificate

The Company has evaluated all subsequent events through the filing date of this Form 10-K and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our auditors.

ITEM 9A (T).      CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of the material weakness sets forth below, the officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2009. To the best of their knowledge, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Our management, including the chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, and with further guidance for internal controls for small business provided by the SEC’s new Interpretive Guidance in Release No. 34-55929.

Based on our assessment, management identified a material weakness in our system of internal controls, related to the inadvertent issuance of an aggregate of 531,944 shares of common stock without legend upon exercise of options under the Company’s 2007 Employee Stock Option Plan. Management does not believe that  the material weakness has a material impact on our financial statements for the years ended 2007, 2008 or 2009 and believes that the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles. Therefore, a restatement of those years is not considered by management to be necessary.

Management’s Remediation Initiatives

Our management has taken immediate actions to remediate this weakness, including a plan to promptly file a registration statement on Form S-8 to register the shares issuable under the Company’s 2007 Employee Stock Option Plan and will include shares issued to employees who continue to hold shares of common stock of the Company that were issued upon exercise of options granted under the Option Plan.

We have also taken steps to initiate a policy and procedure to govern the issuance of shares of our common stock, including instructing our transfer agent to seek an opinion of counsel from our securities counsel prior to the issuance of shares of our common stock without a restrictive legend.

In addition, we have substantially strengthened our Finance department by adding employees with specific skill sets in an effort to address material weakness in the internal controls and procedures over financial reporting. We have hired a senior accounting manager with expertise in accounting for compensation in October 2008, and a new Chief Accounting Officer in December 2008.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, other than changes noted above to be implemented during our first fiscal quarter of 2010.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information regarding our directors and executive officers as of March 1, 2010:

Name of Director	Age	Title	Director Since
Tony Shum	40	Chairman of the Board of Directors	2006
Robert Cheney	51	Chief Executive Officer, Chief Financial Officer and Director	2006
Richard Gaston, M.D.	66	Director	2007
Phillip Radlick, Ph.D.	72	Director	1994
Sung Chun, M.D.	47	Director	2008
Peter Wong, M.D.	59	Director	2010

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

As a Chartered Accountant, Mr. Shum is considered an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of NASDAQ rules. Our Board of Directors and our Nominating Committee also considered and discussed Mr. Shum’s knowledge and experience in providing business strategy for multi-national corporations, and deemed Mr. Shum’s experience qualified to be a member of our Board of Directors and chairperson of our Audit Committee.

Robert Cheney has been our Chief Executive Officer and Chief Financial Officer since August 2007 and has been one of our directors since February 2006. Mr. Cheney is a corporate consultant based in Hong Kong since January 2001. Mr. Cheney is also a director and shareholder of Apix International Limited. Mr. Cheney was previously the Chairman and CEO of a Hong Kong based telecommunications and Internet Services Company. Prior to his business career, Mr. Cheney was a corporate lawyer in private practice qualified in Hong Kong, Canada and Britain.

The Board of Directors has determined that Mr. Cheney is qualified to be a member of our Board of Directors, Chief Executive Officer and Chief Financial Officer of our Company. In making this determination, the Board of Directors considered and discussed Mr. Cheney’s broad experience and his role as Chairman and CEO of telecommunications and Internet Service Company before joining our Company.

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

The Board of Directors has determined that Dr. Gaston is qualified to be a member of our Board of Directors. In making this determination, the Board of Directors and our Nominating Committee considered and discussed Dr. Gaston’s profession as a cardiologist, his knowledge in the biotechnology and pharmaceutical industries and his education background including an A.B. in Psychology from Stanford University, M.D. from University of Michigan, Internship and Medical Residency from University of Utah and Cardiology Fellowship from Michigan State University.

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

The Board of Directors has determined that Dr. Radlick is qualified to be a member of our Board of Directors. In making this determination, the Board of Directors considered and discussed Dr. Radlick’s experience as our former President and Chief Executive Officer from November 1994 to June 2000, as well as his role as President and Chief Executive Officer of Lipid Science, Inc., Hepatix, Inc. and the Edward’s Cardiovascular Surgery Division of Baxter Healthcare. By virtue of his years of service as our former President and Chief Executive Officer, the Board of Directors determined that Dr. Radlick qualifies as an “audit committee financial expert” and a member of our Audit Committee.  The Board of Directors also considered and discussed his education background including his B.S. in Chemistry and Ph.D. in Organic Chemistry.

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

The Board of Directors and the Nominating Committee have determined that Dr. Chun is qualified to be a member of our Board of Directors. In making this determination, the Board of Directors considered and discussed Dr. Chun’s qualifications as the Director of Cardiac Arrhythmia Service in the Palo Alto Medical Foundation, the Clinical Assistant Professor (Cardiovascular) in the Stanford University School of Medicine and Program Director of Cardiac Electrophysiology Fellowship of the Stanford University of Medicine. The Board also considered Dr. Chun’s education background with a B.S. in Medical Microbiology from Stanford University and M.D. from George Washington University School of Medicine.

Peter Wong has been one of our directors since March 1, 2010. Since July 1994, Dr. Wong has been a professor at the University of British Columbia, Faculty of Medicine with a specialization in pediatric clinical neurophysiology.  Since 1981, Dr. Wong has also been Director at the Department of Diagnostic Neurophysiology in the Children’s Hospital Medical Center, Harvard Medical School. Dr. Wong received his training in medicine from McMaster University and completed his research fellowships at the University of California, San Diego and at Children’s Hospital Medical Centre, Harvard Medical School, in Boston.

The Board of Directors and the Nominating Committee have determined that Dr. Wong is qualified to be a member of our Board of Directors. In making this determination, the Board of Directors considered and discussed Dr. Wong’s qualifications as a professor at the University of British Columbia, Faculty of Medicine with a specialization in pediatric clinical neurophysiology and a Director at the Department of Diagnostic Neurophysiology in the Children’s Hospital Medical Center, Harvard Medical School. The Board also considered Dr. Wong’s education background where he received his training in medicine from McMaster University and completed his research fellowships at the University of California, San Diego and at Children’s Hospital Medical Centre, Harvard Medical School, in Boston.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

·
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

·
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our Common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, other than the filings by (1) Eric Chan on (a) a Form 4 on February 12, 2010 to report sales of common stock, over the period of June 12, 2009 through November 25, 2009 (2) Sung Chun on a Form 3 for his appointment to the Board of Directors and the acquisition of derivative securities on August 28, 2008 has not been filed, (3) Peter Yuan on (a) a Form 4 which was filed late on July 20, 2009 which included the acquisition of 18,518,518 common stock as part of the February 2009 financing, and (b) the acquisition of 5,555,555 warrant shares on February 2009 has not been filed (4) Victor Lee on (a) nineteen Form 4 filed late between January 12, 2009 and January 26, 2010 which included 108 late transactions involving the purchase and acquisition of common stock.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments to these Forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.

Audit Committee Financial Expert

The Board of directors has determined that Mr. Tony Shum and Dr. Phil Radlick are the audit committee financial experts. Dr. Radlick is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 11.            EXECUTIVE COMPENSATION

The compensation Committee is currently composed of  Board members Robert Cheney and Philip Radlick.  The Compensation Committee is responsible for, among other things:

·	Reviewing and making recommendations to our Board of Directors relating to the compensation policy for our executive officers and directors:
·	Administering our equity-based incentive plans exclusively as they relate to our executive officers and directors and non-exclusively as they relate to other eligible participants:
·	Approving all employment, severance or change in control agreements or special or supplemental benefits applicable to our executive officers; and
·	Producing a report on executive compensation for inclusion in our annual report.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualifed Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Robert Cheney (1)	2009	-	-	-	424,276	-		238,000		662,276
	2008	-	-	-	241,226	-	-	79,333		320,559

Eric Chan (2)	2009	63,846			55,817			121,538		241,201
	2008	200,000	-	-	151,865	-	-	-		351,865

Paul Cheng (3)	2009	175,503			50,807					226,310
	2008	12,584	-	-	-	-	-	161,840	(3)	174,424

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

(2) On September 26, 2007, Mr. Chan was issued a 10-year option to purchase 1,000,000 shares of the Company’s common stock at an option price of $0.44 per share.  Dr. Chan resigned as our Chief Technology Officer in April 2009 but continued as a member of our Board of Directors.  Other Compensation includes fees earned under a consulting agreement executed on April 2009 and vacation earned during his employment.

(3) Mr. Cheng provided services to the Company from June to November 2008.  In November 2008, Mr. Cheng became our Chief Accounting Officer.  Mr. Cheng was issued a 10-year option to purchase 150,000 shares of the Company’s common stock at an option price of $1.25 per share.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Payout Value Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Cheney	(1)	166,667	333,333		1.69	8/28/2018	-	-	-	-
	(1)	666,667	333,333		0.44	9/26/2017	-	-	-	-
		5,200	-		0.70	7/27/2016	-	-	-	-
		1,500	500		0.50	2/13/2016	-	-	-	-

Eric Chan	(1)	222,223	-		0.44	9/26/2017	-	-	-	-
	(2)	21,354	-		0.60	11/10/2015	-	-	-	-
		6,875	-		10.40	2/12/2014	-	-	-	-
		8,125	-		10.40	2/12/2014	-	-	-	-
		1,080	-		10.30	3/5/2013	-	-	-	-
		13,921	-		10.30	3/5/2013	-	-	-	-
		16,224	-		15.00	2/6/2012	-	-	-	-
		2,500	-		3.40	4/6/2011	-	-	-	-
		2,500	-		12.20	10/4/2010	-	-	-	-

Paul Cheng	(1)	-	150,000		1.25	02/26/2019

(1)	The option vests over three years in equal increments on each anniversary date from the date of grant.
(2)
The option vests over four years with one-eight (1/8th) of the shares of underlying common stock vesting on the sixth month anniversary of the grant date and one-forty-eight (1/48th) monthly thereafter.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	( c)	(d)	(e)
Robert Cheney	-	-	-	-

Eric Chan	-	-	-	-

Paul Cheng	-	-	-	-

Compensation of Directors:

Directors receive no cash remuneration for their services as directors at this time.  The following table sets forth a summary of the compensation we paid to our non-employee directors in 2009:

NON-EMPLOYEE DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualifed Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c )	(d)	(e)	(f)	(g)	(j)
Tony Shum (2)	-	-	424,276	-	-	288,000	712,276
Phil Radlick (3)	-	-	-	-	-	-	-
Richard Gaston (4)	-	-	203,575	-	-	96,000	299,575
Sung Chun (5)	-	-	187,093	-	-	120,000	307,093

(1)
The method of and assumptions used to calculate the value of the options granted to our directors is discussed in Note 1 of our notes to our financial statements included in our Annual Report on Form 10-K.

(2)
Tony Shum, director since 2006, owns options to purchase up to 1,507,200 of our common stock of which 840,034 are exercisable as of December 31, 2009. Other Compensation includes fees earned under a consulting agreement executed on March 15, 2009.

(3)	Phil Radlick, director since 1994, owns options to purchase up to 216,200 of our common stock of which 82,867 are exercisable as of December 31, 2009.
(4)
Richard Gaston, director since 2007, owns options to purchase up to 550,000 of our common stock of which 266,667 are exercisable as of December 31, 2009. Other compensation includes consulting fees paid under Mr. Gaston’s consulting agreement.

(5)
Sung Chun, director since 2008, owns options to purchase up to 300,000 of our common stock of which 100,000 are exercisable as of December 31, 2009. Other compensation includes consulting fees paid under Mr. Chun’s consulting agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 15, 2010 by (i) each person who is known by us to own beneficially more than 5% of our common stock and (ii) all officers and directors as a group.

	Shares beneficially owned
Stockholder	Number of shares	Percentage of class (1)
Peter Yuan (2)	72,857,938	47.9%
c/o Cardima, Inc.
47266 Benicia Street
Fremont, CA 94538

Victor Shui Kwai Lee & Agnes (3)	40,208,409	27.8%
c/o Cardima, Inc.
47266 Benicia Street
Fremont, CA 94538

Robert Cheney (4)	23,140,034	15.4%
c/o Cardima, Inc.
47266 Benicia Street
Fremont, CA 94538

Tony Shum	840,034	*	%

Eric Chan	388,436	*	%

Philip Radlick	82,867	*	%

Richard Gaston	266,667	*	%

Sung Chun	200,000	*	%

All executive officers and directors as a group (6 persons)	24,918,038	16.4%

(*) Less than one percent.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Includes ownership contained on Form 4 filed with the SEC on July 20, 2009.  The number of shares also includes warrants to purchase 8,055,554 common shares exercisable within 60 days of March 15, 2010.

(3) Includes ownership contained on Form 4 filed with the SEC on March 9, 2010.  The number of shares also includes a warrant to purchase 602,499 common shares exercisable within 60 days of March 15, 2010.

(4) Includes 16,800,000 shares held by Nelson Capital Corporation of which Mr. Cheney is a director.  Also includes 1,000,000 shares issuable upon conversion of 5,000,000 shares of Series A Preferred Stock (the "Series A") held by Apix International Limited of which Mr. Cheney is a director and principal shareholder.  Also includes 4,500,000 warrants and 840,034 options exercisable within 60 days of March 15, 2010.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In December 2007, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) a total of 18 million shares of our common stock in the aggregate principal amount of $9 million and (ii) warrants to purchase 2.7 million shares of our common stock at an exercise price of $0.55 per share. We provided for $75,000 in expense reimbursements. Pursuant to the terms of the Amended Funding Agreement, APIX waived its five-percent common share placement fee and  accepted for its services rendered; (i) an additional one million warrants (total three million warrants) to purchase shares of our common stock at an exercise price of $0.55 per share; and (ii) all rights, title and interest in a loan totaling $360,000, including accrued interest, owed to us by Phil Radlick, a Director of our Company, with a guaranteed minimum recoverable value of not less than $100,000. We have extinguished all of our obligations under this Amended Funding Agreement in the first quarter of 2009.

In May 2008, we entered into a series of Subscription Agreements with certain accredited investors providing for the sale of (i) 8,474,992 shares of our common stock in the principal amount of $5.1 million and (ii) warrants to purchase 1,271,247 shares of our common stock at an exercise price of $0.65 per share. We also issued 1,500,000 warrants to purchase shares of our common stock to APIX at an exercise price of $0.60 per share. We provided for $80,000 in expense reimbursements.

On November 11, 2008, we executed a Loan Term Sheet and Loan Commitment letter with an accredited investor and our largest individual shareholder (the “Note Holder”) pursuant to which we issued a secured promissory note (the "Note") in the principal amount of $6 million (the “Advance”).  The Note provided for interest at a rate of 10% per year and a maturity date of November 10, 2009.  We agreed to grant the Holder a general charge on all of our assets. APIX acted as placement agent for the transaction. We provided for $80,000 in expense reimbursements.

On February 28, 2009, we entered into a subscription agreement with the Note Holder providing for the sale of (i) 18,518,518 shares of our common stock in principal amount of $20 million, and (ii) warrants to purchase 5,555,555 shares of our common stock at an exercise price of $1.25 per share. APIX acted as placement agent. The Advance was converted into subscription of the shares. The Note Holder agreed to waive all interests accrued on the Advance. The Financing Documents were also terminated. As of December 31, 2009, the Note Holder owns approximately 45% of our Company’s common stock.

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was approved by the Compensation Committee of our Board of Directors and extended through February 2011.  Pursuant to the terms of the agreement, Dr. Gaston was paid $96,000 in 2009 and $88,000 in 2008 in exchange for advisory services to our Sales and Marketing departments.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was approved by the Compensation Committee of our Board of Directors and extended through September 2010. Dr. Chun was paid $120,000 in 2009 and $104,000 in 2008 in exchange for the services he provides as our Chief Medical Officer.

In April 2009, we entered into a one-year consulting agreement with Eric Chan, who resigned as our Chief Technology Officer, but remained as a member of our Board of Directors until February 2010. Per the agreement, Eric Chan was paid $100,000 in 2009 and will be paid the remaining $20,000 by the end of the contract term.

Director Independence

Phil Radlick, Richard Gaston and Peter Wong are independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2009 and 2008 by PMB Helin Donovan LLP.

	Fiscal Years Ended December 31,
	2009	2008
Audit fees	$133,000	$143,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$133,000	$143,000

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

3.1c
Amended and Restated Certificate to set forth Designations, Voting powers, Preferences, Limitations, Restrictions, and Relative rights of Series A Convertible Preferred Stock (as incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2008).

3.2	Bylaws of Cardima, Inc. (as incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on April 22, 1997).

4.1	Form of Warrant dated December 17, 2007 ((incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

4.2	Form of Warrant Agreement dated September 2008*.

4.3	Form of Warrant Agreement dated February 28, 2009*.

10.1	1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K (File No. 000-22419) filed on March 31, 2003).

10.2
1997 Directors’ Stock Option Plan (Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-23209) declared effective on June 5, 1997).

10.3	2003 Stock Option Plan (Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-106922) filed on July 10, 2003).

10.4	Debt Settlement Agreement dated October 3, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

10.5	Form of Subscription Agreement dated December 17, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.6	Funding Agreement dated October 5, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.7	Amendment to Funding Agreement dated December 14, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007).

10.8
Executive Agreement effective as of November 24, 2008 by and between Cardima, Inc. and Paul Cheng (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2009).

10.9
Consultant Agreement dated as of September 1, 2008 by and between Cardima, Inc. and Robert Cheney (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2009).

10.10	Consultant Agreement dated as of September 1, 2008 by and between Cardima, Inc. and Tony Shum (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2009).

10.11	Form of Subscription Agreement executed in June 2008*.

10.12
Form of Subscription Agreement executed on February 28, 2009 (as incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009).

10.13	Shareholders Rights Agreement (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2002).

10.14	Consultant Agreement effective February 26, 2008 by and between Cardima, Inc. and Richard Gaston*.

10.15	Consultant Agreement effective April 20, 2009 by and between Cardima, Inc. and Eric Chan*.

10.16	Consultant Agreement effective September 1, 2008 by and between Cardima, Inc. and Sung Chun*.

10.17	2007 Stock Option Plan (incorporated by reference to the Company’s Notice of Annual Meeting of Stockholders on Definitive Schedule 14A filed with the Securities and Exchange Commission on August 25, 2008).

10.18	License Agreement with Target Therapeutics dated May 21, 1993*.

10.19	Royalty Agreement with SurModics Inc. dated July 1, 2005*.

10.20	Acquisition Agreement with Medtronics Inc. dd December 19, 2000*.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

March 29, 2010	By:	/s/ Robert Cheney
Robert Cheney
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Tony Shum	Chairman of the Board	March 29, 2010
Tony Shum

/s/ Robert Cheney	Chief Executive Officer and Chief Financial Officer	March 29, 2010
Robert Cheney

/s/ Sung Chun	Director	March 29, 2010
Sung Chun

/s/ Richard Gaston	Director	March 29, 2010
Richard Gaston

/s/ Phillip Radlick	Director	March 29, 2010
Phillip Radlick

/s/ Peter Wong	Director	March 29, 2010
Peter Wong