Form 10-Q
period 2010-03-31
CARDIMA INC
filed 2010-05-13
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐		Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes   No   ☒

There were 14,397,903 shares (post-split) of the registrant's common stock, par value $0.001, issued and outstanding as of May 13, 2010.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Reserved	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		24

 PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS	March 31, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$462	$524
Short term investment	3,981	6,446
Accounts receivable, net of allowances for doubtful accounts of $200 and $183, as of March 31, 2010 and December 31, 2009, respectively	175	136
Inventories	1,903	1,969
Prepaid expenses	535	306
Other current assets	11	19
Total current assets	7,067	9,400

Property and equipment, net of accumulated depreciation of $3,253 and $3,173 as of March 31, 2010 and December 31, 2009, respectively	1,424	1,393
Other assets	61	61
TOTAL ASSETS	$8,552	$10,854

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$621	$187
Accrued liabilities	855	619
Deferred revenue	108	108
Loans payable	15	15
Capital leases - current portion	28	27
Total current liabilities	1,627	956

Deferred rent	38	37
Loans payable - net of current portion	22	26
Capital leases - net of current portion	11	18
TOTAL LIABILITIES	1,698	1,037

Shareholders' Equity:
Preferred stock – Series A Participating Preferred Stock of the Stockholder Rights Plan, $0.001 par value, 750,000 shares authorized, none issued	-	-
Preferred stock, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 14,397,103 (post-split) and 14,395,103 (post-split) shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14	14
Additional paid-in-capital	213,120	212, 613
Accumulated deficit	(206,780)	(203,310)
Total Shareholders' Equity	6,854	9,817
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,552	$10,854

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
Net sales	$439	$361
Cost of goods sold	531	866
Gross margin deficiency	(92)	(505)

Operating expenses:
Research and development	1,437	1,705
Selling, marketing, and general and administrative	1,932	2,037
Total operating expenses	3,369	3,742

Operating loss	(3,461)	(4,247)

Other income/(expense):
Interest income / (expense), net	6	(58)
Other income / (expense)	(14)	1
Total other expenses	(8)	(57)

Loss before income taxes	(3,469)	(4,304)
Income taxes	1	1
Net loss	$(3,470)	$(4,305)

Basic and diluted net loss per share (post-split)	$(0.24)	$(0.33)
Shares used in computing basic and diluted net loss per share (post-split)	14,397	13,159

See accompanying notes to these condensed financial statements

CARDIMA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,470)	$(4,305)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	129	79
Non-cash stock-based compensation	495	448
Excess and obsolete inventory	70	155
Allowance for doubtful accounts	17	2
Changes in operating assets and liabilities:
Accounts receivable	(56)	(66)
Inventories	(4)	(381)
Prepaid and other assets	(301)	157
Accounts payable, accrued compensation and other liabilities	671	154
Accrued interest and fees	-	264
Net cash used in operating activities	(2,449)	(3,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	-	(15,147)
Maturity of short-term investment	2,465	-
Purchase of property and equipment	(80)	(157)
Net cash provided by/(used in) investing activities	2,385	(15,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(7)	(6)
Payment on notes payable	(3)	(3)
Payments on notes payable to related party	-	(100)
Proceeds from exercise of stock options	12	48
Net proceeds from sale of common stock	-	14,000
Net cash provided by financing activities	2	13,939

Change in cash and cash equivalents	(62)	(4,858)
Beginning cash and cash equivalents	524	5,325
Ending cash and cash equivalents	$462	$467

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$1	$1
Cash paid for interest	$2	$7

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest into common stock	$-	$184
Conversion of $6 million note into common stock	$-	$6,000
Reclassification of INTELLITEMP products from operating to investing activities	$81	$209

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
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

The accompanying unaudited financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, we have obtained needed equity financing to meet our working capital needs, including $20 million in February 2009.  However, our viability as a going concern is dependent upon our ability to obtain additional financing and to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. However, we are regularly working with investors through public or private financings or other arrangements to raise additional capital in order to continue operations. In the past years, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  In 2010, management intends to raise additional capital through either debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain all of the information included in our annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto filed on our annual report on Form-10K with the SEC on March 29, 2010. While we believe the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by us later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

3.	REVERSE STOCK SPLIT

On May 11, 2010, we filed a Form 8-K announcing that our common stock has commenced trading under the new ticker symbol, “CADMD”, following the implementation of a reverse stock split in a 1-for-10 ratio. Our ticker symbol will revert to CADM in approximately 20 business days. The reverse stock split was approved by our shareholders at a special meeting held on March 17, 2010 and by our board of directors. Based on approximately 143,979,034 pre-split shares of common stock issued and outstanding as of May 11, 2010, the following table reflects the approximate number of shares of common stock that were outstanding as a result of the reverse stock split:

Pre-split Shares	Reverse Stock Split	Post-Split Shares
143,979,034	1-for-10	14,397,903

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the reverse stock split automatically on May 11, 2010, the effective date. The reverse stock split affects all shareholders equally and does not affect any shareholders’ proportionate equity interest in the Company except for those shareholders whose fractional shares will be rounded up.

Additional information about the reverse stock split is available in our proxy statement filed with the Securities and Exchange Commission on March 4, 2010.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2010, compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We typically do not receive advance payments from our customers in connection with the sale of our products. We occasionally enter into an arrangement under which a customer agrees to purchase a large quantity of product that is to be delivered over a period of time. Depending on the size of these arrangements, we may negotiate an advance payment from these customers. Advance payments from a customer aggregating $108,000 as of March 31, 2010 is included in deferred revenue on our condensed balance sheets. Revenue recognition for customer orders that include advance payments is consistent with our revenue recognition policy described above.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, the allowance for doubtful accounts, inventory reserves, and valuation allowance for deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on its business, financial condition, and results of operations.

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with ASC 220, “Comprehensive Income”. We, however, do not have any components of other comprehensive loss as defined by ASC 220 and therefore, for the three months ended March 31, 2010 and 2009, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

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

STOCK WARRANTS ISSUED TO THIRD PARTIES

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of ASC 505-50, “Equity-Based Payments To Non-Employees” and ASC 605-50, “Revenue Recognition – Customer Payments and Incentives”. Under the provisions of ASC 505-50, because none of our agreements have a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. ASC 605-50 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  We have not issued any warrants to customers in the three months ended March 31, 2010 or 2009.

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	March 31,
	2010	2009

Warrants (post-split)	1,402,680	1,478,421
Stock Options (post-split)	798,115	943,666
Preferred Shares, common stock equivalent (post-split)	100,000	100,000
Total Warrants, Options and Preferred Shares (post-split)	2,300,795	2,522,087

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.  Earnings per share and share amounts have been modified to reflect the reverse stock split announced on May 11, 2010.

SUBSEQUENT EVENTS

On May 11, 2010, we filed a Form 8-K announcing that our common stock has commenced trading under the new ticker symbol, “CADMD”, following the implementation of a reverse stock split in a 1-for-10 ratio. The reverse stock split was approved by our shareholders at a special meeting held on March 17, 2010 and by our board of directors. Our ticker symbol will revert to CADM in approximately 20 business days.

5.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance provides amendments to require new disclosures regarding transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3, and to clarify existing disclosures regarding the level of disaggregation, inputs and valuation techniques. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the guidance, except for the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, as of January 1, 2010, as required. We do not expect that the adoption of the guidance will have a material impact on our condensed financial statements. We are currently determining the impact of the new disclosures regarding purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our financial statements.

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

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our condensed consolidated Financial Statements.

6.	CASH AND CASH EQUIVALENTS

We receive payments from our customers and deposit them in federally insured financial institutions during our normal course of business.  As of March 31, 2010, we had cash and cash equivalents of $462,000.  Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times we may exceed the federally insured limits.

7.	SHORT TERM INVESTMENTS

Short-term investments consist of certificates of deposit with maturities of less than a year.  As of March 31, 2010, we had short-term investments of approximately $4.0 million with a major financial institution.

8.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Raw Materials	$683	$775
Work-In-Process	860	737
Finished Goods	653	753
Reserve for obsolescence	(293)	(296)
	$1,903	$1,969

Inventories are reduced for excess and obsolete inventories. These write-downs are based on our review of inventories on hand on a quarterly basis, compared to our assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual conditions for future demand are less favorable than those projected by us or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped. For the first quarter of 2010, we recorded $70,000 in inventory write down due to obsolete products, consumed $22,000 of previously reserved inventory, and disposed of $50,000 of inventory.

Pursuant to ASC 330-10-30 “Inventory-Initial Measurement”, items such as idle facility expense, excessive spoilage, double freight and re-handling costs should be recognized as current-period charges. In addition, ASC 330 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In the first quarter of 2010, we have identified no idle facility costs as compared to $4,000 for the same period in 2009 resulting from a period of slow production and facilities maintenance. These expenses were charged to general and administrative expenses in our condensed statement of operations in 2009.

9.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $129,000 for the three months ended March 31, 2010, as compared to $79,000 for the same period in 2009.

Included in property and equipment are our INTELLITEMP radiofrequency energy management devices, which we reclassified from inventory in the first quarter of 2009. These units will be loaned at no cost to our direct customers that purchase our disposable products. INTELLITEMP units are carried at cost less accumulated depreciation. The units are depreciated over a three year period and such depreciation is included in cost of goods sold. Depreciation expense for INTELLITEMP units used for demonstration or clinical trial, evaluation, training and internal use is included as a component of operating expenses. The total of such depreciation included in cost of goods sold and operating expenses for the three months ended March 31, 2010 was $10,000 and $0 for the same period in 2009.

 Property and equipment consist of the following (in thousands):
	March 31, 2010	December 31, 2009
Equipment	$4,292	$4,181
Leasehold improvements	385	385
	4,677	4,566
Less accumulated depreciation and amortization	(3,253)	(3,173)
Property and equipment, net	$1,424	$1,393

10.	RELATED PARTY TRANSACTIONS

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was approved by the Compensation Committee of our Board of Directors and extends through February 2011.  Per the agreement, Dr. Gaston is paid a monthly fee in exchange for advisory services to our Sales and Marketing departments.  During the three months ended March 31, 2010 and 2009, total fees earned under the agreement were $25,140 and $24,000, respectively.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was approved by the Compensation Committee of our Board of Directors and extended through September 2010.  Dr. Chun is paid a monthly fee in exchange for the services he provides as our Chief Medical Officer. Total fees earned under the agreement were $30,000 for each of the three months ended March 31, 2010 and 2009.

In April 2009, we entered into a one-year consulting agreement with Eric Chan, who resigned as our Chief Technology Officer, but remained as a member of our Board of Directors until February 2010. Per the agreement, Eric Chan was paid $100,000 in 2009 and will be paid the remaining $20,000 by the end of the contract term.  Per the agreement, Mr. Chan is to provide advisory services to our Research and Development departments over the term of the contract.

11.	LOANS PAYABLE

As previously disclosed, in December 2006, a settlement agreement was reached with our former President and Chief Operating Officer, William K. Wheeler, in which we agreed to pay Mr. Wheeler $295,000 and he agreed to reimburse the Company $192,500 for a loan he received from Cardima in June 2000 and May 2001.  The original discounted value of the note payable and note receivable were $232,287 and $162,022, respectively.  The short-term and long-term of the net payable balance amounted to $15,000 and $22,000, as of March 31, 2010, respectively, as compared to $15,000 and $26,000, as of December 31, 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facility in Fremont, California under an operating lease scheduled to expire in July 2014. We have the option to extend the lease for a term of five more years at the then current fair market rental for comparable space.  We also lease certain equipment under non-cancelable capital lease agreements, which bear interest at the rate of 10% per annum.  Following is a schedule of future minimum lease payments under both operating and capital leases at March 31, 2010 (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2010	$156	$23
2011	208	18
2012	208	-
2013	208	-
2014	121	-
Total minimum lease payments	901	41
Less amounts representing interest	-	(2)
Present value of net minimum lease payments	$901	$39

Short-Term	-	$28
Long-Term	-	$11

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

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for a term of one year and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is cash, stock options, or a combination of both.  During the first three months of 2010 and 2009, we did not grant options to purchase shares of our common stock to non-employees.  Expense recognized related to options issued to non-employees was approximately $5,000 for the three months ended March 31, 2010.  For the same period in 2009, the company reversed $164,000 of accrued stock compensation expense for an option granted to a consultant in 2008. This option had a performance based vesting which was not met.

Contingencies

Commencing October 2008 through February 2010, we issued an aggregate of 53,194 (post-split) shares of common stock to approximately 25 employees upon exercise of options granted pursuant to the Company’s 2007 Stock Option Plan (the “Option Plan”) from which we received an aggregate of approximately $250,000 of proceeds. The number of shares issued constitute 0.3% of our issued an outstanding share total at December 31, 2009. Such shares were inadvertently issued without restriction. At the time of the issuance of such shares, we had not sought to register or qualify these shares or options under federal or state securities laws. Accordingly, the shares purchased pursuant to the exercise of these options may have been issued in violation of federal and state securities laws, and may be subject to rescission. On March 30, 2010, we filed a registration statement on Form S-8 to register the shares issuable under our 2007 Stock Option Plan and have included shares issued to employees who continue to hold shares of our common stock that were issued upon exercise of options granted under the Option Plan. We may be subject to liabilities for violation of applicable federal or state securities state laws. We are currently unable to determine the amount of any fines or any action that may be taken against the Company as a result of these issuances. The assessment of any fines and/or penalties could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

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

13.	INCOME TAXES

ASC 740, Income Taxes, addresses the accounting for uncertainties in income taxes recognized in an entity’s financial statements and prescribes a threshold of “more likely than not” for recognition and derecognition of tax positions taken or expected to be taken in the tax returns.  This standard also provides related guidance on measurement, classification, interest and penalties, and disclosure.  We have not accrued any amounts for tax liability from unrecognized tax benefits for the three months ended March 31, 2010 and 2009.  We have included a full valuation of our deferred tax assets as of March 31, 2010.  We do not have items that would be considered as uncertainties in regards to income taxes as of March 31, 2010.

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

14. CONCENTRATIONS OF RISK

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
United States	$327	75%	$301	83%
Europe	87	20%	58	16%
Asia/Pacific	19	4%	2	1%
Others	6	1%	-	-
Total Net Sales	$439	100%	$361	100%

Our diagnostic product group, namely the PATHFINDER family of micro-catheter systems, accounted for 63% and 60% of net sales for the three months ended March 31, 2010 and 2009, respectively.

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

2007 Stock Option Plan

On September 14, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock granted under the plan may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate 3,000,000 (post-split) shares of Common Stock were reserved for issuance over the term of the 2007 Stock Option Plan.

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

Under the 2003 Stock Option Plan, 82,000 (post-split) shares of Common Stock were reserved for issuance.  Each option agreement specifies the term as to when the option is to become exercisable. Standard option issuances are for grants with vesting periods of four years with six months 12.5% cliff vesting and ratable monthly vesting thereafter. However, in no event shall an incentive stock option granted under the Stock Plan be exercisable more than 10 years from the date of the grant, and in the case of 10% stockholders, no more than 5 years from the date of the grant.

1993 Stock Option Plan

During 1993, our Board of Directors adopted the 1993 Stock Option Plan, as amended, and reserved 76,507 (post-split) shares of common stock for issuance under the plan. The plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors.  No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 plan expired on June 10, 2003, and no additional grants would be made under this plan.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan and reserved 9,000 (post-split) shares of common stock for issuance. The plan provides for the grant of non-statutory stock options to non-employee directors of the Company. The 1997 plan expired in March 2007 and no additional grants would be made under this plan.

Valuation Assumptions

We estimate the forfeiture rate based on past turnover data.  The rate used in the three months ended March 31, 2010 and 2009 was minimal.  Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.

The assumptions used for the three months ended March 31, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Volatility factor	163.9%	154.9%
Risk-free interest rate	3.1%	2.5%
Expected term (years)	7	7
Weighted-average fair value of options granted during the periods (post-split)	$8.76	$11.65

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

Stock based compensation expense has been reported in the statements of operations is as follow:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense by caption:
Cost of sales	$52	$54
Research and development	42	107
Selling, general and administrative	401	287
Total stock-based compensation expense	$495	$448

For stock subject to vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of March 31, 2010, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years.  There were approximately 24,100 and 9,500 (post-split) options that became vested during the three months ended March 31, 2010 and 2009, respectively.

There was no capitalized share-based compensation cost and there were no recognized tax benefits for the three months ended March 31, 2010 and 2009.

The following is a summary of stock option activity under all plans (post-split):

		Shares Available	Options Outstanding	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2009	2,167,824	780,982	$.9.31	$2,444,900
	Granted	(11,300)	11,300	-	-
	Exercised	-	(2,000)	-	-
	Cancelled/expired	4,333	(4,333)	-	-
	Outstanding March 31, 2010	2,160,857	785,949	$9.31	$1,959,760

2003	Outstanding December 31, 2009	75,614	5,877	$38.77	$15,007
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	-	-	-
	Outstanding March 31, 2010	75,614	5,877	$38.77	$11,180

1993	Outstanding December 31, 2009	-	3,729	$119.64	$-
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	-	-	-
	Outstanding March 31, 2010	-	3,729	$119.64	$-

Director's Plan	Outstanding December 31, 2009	-	2,560	$10.23	$6,680
	Granted	-	-	-	-
	Exercised	-	-	-	-
	Cancelled/expired	-	-	-	-
	Outstanding March 31, 2010	-	2,560	$10.23	$4,720

As of March 31, 2010, there were 431,654 (post-split) vested and exercisable shares and 366,461 (post-split) unvested and expected to vest shares.

There were 2,000 and 11,500 (post-split) options to purchase common stock exercised during the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2010 (post-split):

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of March 31, 2010	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of March 31, 2010	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$4.10-$9.00	475,782	7.69	$4.88	326,830	7.64	$4.76
	$11.00-$15.70	66,000	8.70	$12.92	20,507	8.68	$13.06
	$16.00-$18.50	244,167	8.40	$16.97	72,174	8.40	$16.98
	Total	785,949	8.00	$9.31	419,511	7.83	$7.27

2003	$5.50-$7.00	3,758	5.65	$6.01	3,735	5.65	$6.01
	$25.00-$104.00	2,119	3.97	$96.87	2,119	3.97	$96.87
	Total	5,877	5.05	$38.77	5,854	5.04	$38.90

1993	$34.00-$86.00	315	1.14	$36.83	315	1.14	$36.83
	$103.00-$150.00	3,414	2.23	$127.28	3,414	2.23	$127.28
	Total	3,729	2.14	$119.64	3,729	2.14	$119.64

1997 Director's Plan	$5.00-$10.00	2,480	6.02	$7.31	2,480	6.02	$7.31
	$84.00-$145.00	80	2.67	$101.00	80	2.67	$101.00
	Total	2,560	5.91	$10.23	2,560	5.91	$10.23

Non-employee Compensation

The Company accounts for options and warrants issued to non-employees under ASC 718, using the Black-Scholes option-pricing model. The value of such non-employee options and warrants are periodically re-measured over their vesting terms and the Company must recognize compensation as the option vests.  Expense recognized related to options issued to non-employees was approximately $5,000 for the three months ended March 31, 2010.  For the same period in 2009, we reversed $164,000 of accrued stock compensation expense for an option granted to a consultant in 2008. This option had a performance based vesting which was ultimately not met.  During the first three months of 2010 and 2009, we did not grant options to purchase shares of our common stock to non-employees.

16.	WARRANTS

The following table summarizes warrants for the three months ended March 31, 2010 (post-split):

		Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price
Balance as of 12/31/2009	1,402,681	1,402,681	$5.50 - $12.50	$8.42
Warrant Shares Granted	-	-	-	-
Warrant Shares Cancelled	-	-	-	-
Warrant Shares Exercised	-	-	-	-
Balance as of 03/31/2010	1,402,681	1,402,681	$5.50 - $12.50	$8.42

The following table summarizes information about warrants outstanding and exercisable at March 31, 2010 (post-split):

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrant Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrant Shares Exercisable	Weighted-Average Exercise Price
$5.50 - $6.50	847,125	2.8	$5.74	847,125	$5.74
$12.50	555,556	3.9	$12.50	555,556	$12.50
	1,402,681	3.3	$8.42	1,402,681	$8.42

No warrants were exercised during the three months ended March 31, 2010 and 2009.

17.	STOCKHOLDER RIGHTS PLAN

In May 2002, we adopted a stockholder rights plan (“Rights Plan”) and declared a dividend distribution of one right for each outstanding share of common stock on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock on the terms stated in our Rights Plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.

18.	PREFERRED SHARES

We are authorized to issue ten million shares of blank check preferred. We have designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock and 750,000 shares of preferred stock as Series A Participating Preferred Stock. In 2007, we issued five million shares of Series A Convertible Preferred stock to APIX Corporation. As a result of the 1-for-10 reverse stock split effectuated on May 11, 2010, APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 100,000 shares (post-split) of our common stock. The Series A Preferred votes together with the common stock will continue to carry 28 votes for each share of Series A Preferred Stock. APIX is an entity that is solely owned by Robert Cheney, who is also our CEO, CFO and a Director. As of March 31, 2010, no shares have been issued under our Rights Plan. (See Note 17).

19.	FAIR VALUE MEASUREMENTS

Our financial assets recorded at fair value on a recurring basis have been categorized based upon a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Specifically, Level 1 fair values are defined as observable inputs such as quoted prices in active markets; Level 2 fair values are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment; Level 3 fair values are defined as inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial assets consist of short-term investments in certificates of deposit with financial institutions in the US and we consider these to be level 1 due to the short-term nature of the maturities. The aggregate total of these certificates of deposits is $4.0 million at March 31, 2010.

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

Reverse Stock Split

On May 11, 2010, we filed a Form 8-K announcing that our common stock has commenced trading under the new ticker symbol, “CADMD”, following the implementation of a reverse stock split in a 1-for-10 ratio. Our ticker symbol will revert to CADM in approximately 20 business days. The reverse stock split was approved by our shareholders at a special meeting held on March 17, 2010 and by our board of directors. Based on approximately 143,979,034 pre-split shares of common stock issued and outstanding as of May 11, 2010, the following table reflects the approximate number of shares of common stock that were outstanding as a result of the reverse stock split.

Pre-split Shares	Reverse Stock Split	Post-Split Shares
143,979,034	1-for-10	14,397,903

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the reverse stock split automatically on May 11, 2010, the effective date. The reverse stock split affects all shareholders equally and does not affect any shareholders’ proportionate equity interest in the Company except for those shareholders whose fractional shares will be rounded up.

CE Mark Approval for our Surgical Ablation Probe

In March 2010, we received CE Mark approval with an Indication for the surgical treatment of atrial fibrillation for our Surgical Ablation Probe. All components of our Surgical Ablation System are now approved for marketing for the treatment of AF in European countries recognizing CE Mark approval.

Japanese Diagnostic Market

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

Surgical Ablation System – Europe

In the fourth quarter of 2009, we launched surgical programs at hospitals affiliated with select leading European cardiac surgeons who have extensive experience in the surgical treatment of AF. These programs highlight the benefits and advantages of our Surgical Ablation System over competing products for European physicians, patients and hospitals. A European surgical study using our Surgical Ablation System is also planned.

Surgical Ablation System – Thailand

We have completed the first stage of surgeon training on our Surgical Ablation System at the Ramathibodhi Hospital, a large public and teaching hospital in Bangkok.  Ramathibodhi Hospital is preparing to launch its AF Center of Excellence utilizing our Surgical Ablation System. This Center of Excellence will be promoted in Thailand, as well as more broadly throughout Asia.  We also expect to begin training surgeons at one of Thailand’s leading private and tourist medicine cardiac centers, Bangkok Heart Hospital. Thailand is known as a significant “tourist medicine” market and our move into the private market in Thailand are underway in 2010.

Surgical Ablation System – China

We expect to receive marketing approval for our Surgical Ablation System in China in 2010, acknowledging the approval is outside of our control. We have established relationships with leading physicians at cardiac centers involved in the treatment of AF to facilitate market entry, subject to marketing approval. Some of these physicians also are attached to academic teaching hospitals.  Currently, we believe clinical studies with our Surgical Ablation System are being actively considered in the Chinese market.

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

Based on the performance of the new Cardima Cadence EPL in studies to date, we are considering seeking regulatory approvals for a range of clinical indications that can benefit from linear, deep and contiguous lesions, including AF and atrial flutter. We are planning an aggressive regulatory strategy in 2011 focused on seeking CE Mark approval for marketing the Cardima Cadence EPL in the European Union, a PMA filing with the FDA for the treatment of AF, an updated filing for China that incorporates product modifications, and potentially seeking approvals in additional global markets, like Thailand, Australia and Russia.

New Energy Management Device

We are developing an entirely new and updated energy management device to improve both the Surgical Ablation System and EP Ablations System. Clinical studies with this new unit are scheduled to begin in the later part of 2010 and, following clinical evaluation, the new is expected to be validated for sale in Europe and the U.S in the later part of 2011. This new unit will incorporate its own radiofrequency (“RF”) energy source and is expected to offer significant benefits in terms of improved power delivery and stability over our current INTELLITEMP, which relies on a third-party RF generator.

Commercial sale and use of new products in each market will be entirely dependent upon receipt of the applicable regulatory approvals.  In addition, new product development, clinical trials and application for regulatory approval for new products will require substantial amount of working capital. We do not have any external financing currently in place to support the cash flow required to support these functions. However, we are regularly working with potential investors through public or private financings, or other arrangements to raise additional capital in order to continue operations. Historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  To date, we have no definitive agreements in place to raise additional capital and there can be no assurance that a definitive agreement will ever materialize. If we are unable to raise additional capital, all new product development efforts will likely to be curtailed.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three Months Ended March 31,
Net sales	2010	2009
United States	$327	$301
Europe	87	58
Asia/Pacific	19	2
Other	6	-
Total net sales	$439	$361

Sales for the three months ended March 31, 2010 were $439,000, an increase of $78,000, or 22%, as compared to $361,000 for the same period in 2009.  There have been no significant changes in the selling price of our products and the volume of sales has remained substantially the same from period to period. Domestic sales of $327,000 and $301,000 for the three months ended March 31, 2010 and 2009, respectively, represent 75% and 83% of total sales, respectively. International sales of $112,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively, represent 25% and 17% of total sales, respectively. Our future revenue will depend on various factors including the effectiveness of our commercialization of our products and continued commercial success and duration of that commercial acceptance. In addition to the foregoing, the effect of competing products; coverage and reimbursement under commercial or government plans both domestically and internationally will impact future revenues. In addition to the continuing sales of PATHFINDER, our future revenue will also depend on our ability to obtain regulatory approvals for our new products in the US.

Cost of goods sold; gross margin (deficiency)

	(unaudited, in thousands)
	Three Months Ended March 31,
	2010	2009
Sales	$439	$361
Cost of goods sold	531	866
Gross margin deficiency	$(92)	$(505)

Cost of goods sold for the three months ended March 31, 2010 and 2009 were $531,000, or 121% of sales, and $866,000, or 240% of sales, respectively. The improved cost of goods sold percentage was mainly due to more stringent cost controls in manufacturing including, material cost reductions, enhanced manufacturing processes, better utilization of production labor in general and higher output of our PATHFINDER line of diagnostic catheters. We expect our cost of goods sold and our gross margins to improve as sales volume increases.

Research and Development Expenses

	(unaudited, in thousands)
	Three Months Ended March 31,
	2010	2009
Research and development	$1,437	$1,705

Research and development expenses for the three months ended March 31, 2010 were $1.4 million, or 327% of sales, as compared to $1.7 million, or 472% of sales, for the same period in 2009. The decrease in research and development expenses of $268,000 was primarily due to reduced consulting expenses of $381,000 and lower compensation expenses of $123,000 from reduced headcounts, offset in part by higher expenses of $376,000 related to testing of new products.  Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of products for clinical trials, and other fees and costs related to the development of our products.  Research and development expenses vary according to the number of products in development and the stage of that development. Our future research and development expenses will depend on the results and magnitude or scope of our clinical activities and requirements imposed by regulatory agencies. Year over year spending on active development programs can vary due to the differing levels and stages of development activity, the timing of certain expenses and other factors. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from period to period.

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three Months Ended March 31,
	2010	2009
Selling, general and administrative	$1,932	$2,037

Selling, marketing, general and administrative expenses for the three months ended March 31, 2010 were $1.9 million, or 440% of sales, as compared to $2.0 million, or 564% of sales for the same period in 2009.  The slight decrease in selling general and administrative expenses of approximately $105,000, or approximately 5%, for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to a general decrease in administrative personnel related expenses and legal costs of approximately $217,000. However these reductions were offset by higher compensation costs in selling and marketing resulting from increased headcount.  Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, physician training and administrative expenses. These costs can fluctuate from period to period. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems. Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Total other income/(expense)

Total other expenses for the three months ended March 31, 2010 were $8,000 expense as compared to $57,000 for the same period in 2009 mainly due to $100,000 of interest expense recorded in the first quarter of 2009 on a $6 million loan which was offset by interest income of $50,000 earned on our short term investments.  Other income/(expense) fluctuates from year to year depending on the level of interest income earned on variable cash and short-term investment balances and interest expense on debt and capital lease obligations. Future other income/(expense) will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private placements of promissory notes and common stock. We had cash and cash equivalents of $462,000 and $524,000 as of March 31, 2010 and December 31, 2009, respectively. We also had $4.0 million in short-term investments as of March 31, 2010. Our working capital was $5.4 million as of March 31, 2010 as compared to $8.4 million as of December 31, 2009.

The cash used in operating activities in the three months ended March 31, 2010 was $2.4 million, which reflected primarily a net loss of $3.5 million and non-cash charges of $624,000 consisting primarily of depreciation expense and stock-based compensation and an increase in prepaid expenses of $301,000, offset partially by an increase in accounts payable and accrued liabilities of $671,000 due mostly to timing of payments. The cash used in operating activities in the three months ended March 31, 2009 was $3.5 million, which reflected primarily a net loss of $4.3 million and non-cash charges of $527,000 consisting primarily of depreciation expense and stock-based compensation, an increase in inventory of $226,000, offset partially by an increase in accounts payable and accrued interest of $418,000.

Net cash provided by investing activities of $2.4 million in the three months ended March 31, 2010 was mainly attributable to maturities of short-term investments of approximately $2.5 million to support our operating needs, offset by our investment in capital expenditures to acquire lab equipment, computer hardware and software of $80,000. Net cash used in investing activities of $15.5 million in the three months ended March 31, 2009 was primarily due to purchases of certificates of deposits amounting to$15.1 million, offset by our investment in capital expenditures of $157,000.

Net cash provided by financing activities was $2,000 in the three months ended March 31, 2010 as compared to $14.0 million in the same period in 2009, resulting from $14.0 million of funds received from an equity raise during the first quarter of 2009.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential and success of our products; the loss of revenue from our products due to competition or loss of market share; the level of ongoing costs related to the commercialization of our existing products; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of any regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative support for our daily operations; the availability of capital to support product candidate development programs we pursue; and the commercial potential of our product candidates.

There was no new capital financing during the first quarter of 2010.  Historically, we have funded our operations primarily with proceeds from issuances of our common stock, debt financing, and lease financing. We have used the net proceeds for general corporate purposes, including working capital and equipment purchase.

While we obtained additional equity financing of $20 million in February 2009, our viability as a going concern is dependent upon our ability to obtain additional financing and to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Historically, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity. We do not currently have any external financing in place to support operating cash flow requirements. However, we are regularly working with potential investors through public or private financings or other arrangements to raise additional capital in order to continue operations. Historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  To date, we have no definitive agreements in place to raise additional capital and there can be no assurance that any definitive agreement will ever materialize. If we are unable to raise additional capital, our business may fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2010.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As disclosed in our annual report on Form 10-K for the year ended December 31, 2009, we identified a material weakness in our system of internal controls, related to the inadvertent issuance of an aggregate of 531,944 shares of common stock without legend upon exercise of options under the Company’s 2007 Stock Option Plan. Management did not believe that this material weakness had a material impact on our financial statements for any interim periods in 2009 or 2010 and believes that the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.  Therefore, a restatement of those prior interim periods was not considered by management to be necessary.

To remediate this material weakness, management has taken the following steps: (1) implementation of policies and procedures to govern the issuance of shares of our common stock, including instructing our transfer agent to seek an opinion of counsel from our securities counsel prior to the issuance of shares of our common stock without a restrictive legend and (2) filing of a registration statement on March 30, 2010 on Form S-8 to register the shares issuable under our 2007 Employee Stock Option Plan and which included shares issued to employees who continue to hold shares of our common stock that were issued upon exercise of options granted under the Option Plan.

Except as disclosed above, there was no other change to our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 1A. Risk factors

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended December 31, 2009 filed with the SEC on March 29, 2010.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Reserved

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits

3.1
Amended and Restated Certificate of Incorporation of Cardima, Inc. filed filed with the Secretary of State of Delaware on April 6, 2010 (Incorporated by reference to the Form 8-K filed by Cardima, Inc. on April 8, 2010)

3.2	Certificate of Amendment of Cardima, Inc. filed filed with the Secretary of State of Delaware on April 6, 2010 (Incorporated by reference to the Form 8-K filed by Cardima, Inc. on April 8, 2010)

3,3
Certificate of Correction of Certificate of Elimination of Cardima, Inc. filed with the Secretary of State of Delaware on April 1, 2010 (Incorporated by reference to the Form 8-K filed by Cardima, Inc. on April 8, 2010)

10.1	Amendment to the Rights Agreement between Cardima and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Form 8-K filed by Cardima, Inc. on April 8, 2010)

31.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Chief Executive Officer and Chief Financial Officer of Cardima, Inc., furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *  Filed herewith

CARDIMA, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIMA, INC.

May 13, 2010	By:	/s/ Robert Cheney

Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)