Form 10-Q
period 2010-06-30
CARDIMA INC
filed 2010-08-11
CIK 1022570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                                  Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No   ☒

There were 14,398,472 shares of the registrant's common stock, par value $0.001, issued and outstanding as of August 10, 2010.

CARDIMA, INC.

TABLE OF CONTENTS

PART I.  Financial Information

PART II.  Other Information

Description		Page

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Reserved	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARDIMA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS	June 30, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash and cash equivalents	$1,695	$524
Short term investment	50	6,446
Accounts receivable, net of allowances for doubtful accounts of $200 and $183, as of June 30, 2010 and December 31, 2009, respectively	708	136
Inventories	1,137	1,969
Prepaid expenses	137	306
Other current assets	10	19
Total current assets	3,737	9,400

Property and equipment, net of accumulated depreciation of $3,362 and $3,173 as of June 30, 2010 and December 31, 2009, respectively	1,312	1,393
Other assets	61	61
TOTAL ASSETS	$5,110	$10,854

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$628	$187
Accrued liabilities	817	619
Deferred revenue	-	108
Loan payable	16	15
Capital leases - current portion	28	27
Total current liabilities	1,489	956

Deferred rent	39	37
Loan payable - net of current portion	18	26
Capital leases - net of current portion	4	18
TOTAL LIABILITIES	1,550	1,037

Shareholders' Equity:
Preferred stock – Series A Participating Preferred Stock of the Stockholder Rights Plan, $0.001 par value, 750,000 shares authorized, none issued	-	-
Preferred stock – Series A Convertible Preferred Stock, $0.001 par value, liquidation preference of $0.10, 10,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $0.001 par value, 300,000,000 shares authorized, 14,398,472 and 14,395,103 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	14	14
Additional paid-in-capital	213,633	212, 613
Accumulated deficit	(210,587)	(203,310)
Total Shareholders' Equity	3,560	9,817
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,110	$10,854

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,113	$415	$1,552	$776
Cost of goods sold	1,139	465	1,670	1,331
Gross margin deficiency	(26)	(50)	(118)	(555)

Operating expenses:
Research and development	2,019	1,474	3,456	3,179
Selling, general and administrative	1,751	1,537	3,683	3,574
Total operating expenses	3,770	3,011	7,139	6,753

Operating loss	(3,796)	(3,061)	(7,257)	(7,308)

Interest income and expense, net	1	66	7	8
Other income / (expense)	(12)	-	(26)	1
Total other income / (expense)	(11)	66	(19)	9

Loss before income taxes	(3,807)	(2,995)	(7,276)	(7,299)

Income taxes	-	-	1	1
Net loss	$(3,807)	$(2,995)	$(7,277)	$(7,300)

Basic and diluted net loss per share	$(0.26)	$(0.21)	$(0.51)	$(0.53)
Shares used in computing basic and diluted net loss per share	14,398	14,378	14,398	13,772

See accompanying notes to these condensed financial statements

CARDIMA, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,277)	$(7,300)
Adjustments to reconcile net loss to net cash used in operating activities provided by operations:
Depreciation and amortization	254	173
Non-cash stock-based compensation	1,003	1,033
Excess and obsolete inventory	90	167
Allowance for doubtful accounts	17	9
Changes in operating assets and liabilities:
Accounts receivable	(589)	(56)
Inventories	742	(933)
Prepaid and other assets	98	90
Accounts payable, accrued compensation and other liabilities	642	(888)
Deferred revenue	(108)	656
Accrued interest and fees	-	263
Net cash used in operating activities	(5,128)	(6,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	-	(11,505)
Maturity of short-term investment	6,396	-
Purchase of property and equipment	(93)	(112)
Net cash provided by (used in) investing activities	6,303	(11,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and credit facility	(13)	(12)
Payment on loan payable	(7)	(6)
Payments on notes payable to related party	-	(100)
Proceeds from exercise of stock options	16	75
Net proceeds from sale of common stock	-	14,000
Net cash provided by (used in) financing activities	(4)	13,957
Increase (decrease) in cash and cash equivalents	1,171	(4,446)
Beginning cash and cash equivalents	524	5,325
Ending cash and cash equivalents	$1,695	$879

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	1	$1
Cash paid for interest	$2	$7

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest into common stock	$-	$183
Conversion of $6 million note into common stock	$-	$6,000
Reclassification of INTELLITEMP products from operating to investing activities	$81	$209

See accompanying notes to these condensed financial statements

CARDIMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

Going Concern

The accompanying unaudited financial statements in this report have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have approximately $1.7 million of cash on hand as of June 30, 2010, and had working capital of $2.2 million. We have incurred losses since inception and we incurred losses in the three and six months ended June 30, 2010 and for the year ended December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our viability as a going concern is dependent upon our ability to obtain additional financing and to maintain and increase profitable operations through increased sales and the higher profit margins received from product sales. Additionally, we have experienced significant operating losses with corresponding reductions in working capital and shareholders' equity during the three and six months ended June 30, 2010.

We do not currently have any external financing in place to support operating cash flow requirements. However, we are regularly working with investors through public or private financings or other arrangements to raise additional capital in order to continue operations.  In the past years, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  In February 2009, we obtained $20 million in equity financing.  Our management intends to raise additional capital through either debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.  If we are unable to secure funding in the near term, we may have to substantially reduce or eliminate certain areas of our business, liquidate some of our assets, or suspend business operations.  Management plans to maximize the utilization our working capital to fully implement our business plan by a reducing costs. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements through the middle of September 2010.

The condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to implement its business plan and continue as a going concern.

3.	REVERSE STOCK SPLIT

Effective May 11, 2010, we implemented a reverse stock split of our common stock in a 1-for-10 ratio. The reverse stock split was approved by our board of directors and our shareholders at a special meeting held on March 17, 2010. Based on approximately 143,979,034 pre-split shares of common stock issued and outstanding as of May 11, 2010, the number of shares of common stock that were outstanding as a result of the reverse stock split were 14,398,472.

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the reverse stock split automatically on May 11, 2010, the effective date. The reverse stock split affects all shareholders equally and does not affect any shareholders’ proportionate equity interest in the Company except for those shareholders whose fractional shares were rounded up.

All shares, net loss per share, options and warrants data presented in this quarterly report on Form 10-Q have been adjusted to reflect the reverse stock split.

Additional information about the reverse stock split is available in our proxy statement filed with the Securities and Exchange Commission on March 4, 2010.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2010, compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss in accordance with ASC 220, “Comprehensive Income”. We, however, do not have any components of other comprehensive loss as defined by ASC 220 and therefore, for the six months ended June 30, 2010 and 2009, comprehensive loss is equivalent to our reported net loss.  Accordingly, a statement of comprehensive loss is not presented.

STOCK-BASED COMPENSATION

We measure compensation cost for stock-based awards at their fair value on the date of grant and we recognize compensation expense over the service period for awards expected to vest, net of estimated forfeitures.

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

NET LOSS PER COMMON SHARE

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  We have excluded all warrants and stock options from the computation of basic and diluted net loss per share because all such securities are anti-dilutive for the periods presented. Excluded common stock equivalent shares included the following:

	June 30,
	2010	2009

Warrants	1,402,681	1,478,421
Stock Options	794,312	804,963
Preferred Shares, common stock equivalent	100,000	100,000
Total Warrants, Options and Preferred Shares	2,296,993	2,383,384

RECLASSIFICATIONS

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net loss or stockholder’s equity.  Earnings per share and share amounts have been modified to reflect the reverse stock split.

SUBSEQUENT EVENTS

In early August 2010, we had a reduction in our workforce of approximately 14% as part of our efforts to reduce expenses and conserve cash.

5.	RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no recent accounting pronouncements issued applicable to Cardima, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and on Form 10-Q for the period ended March 31, 2010.

6.	CASH AND CASH EQUIVALENTS

Cash consists of currency held at reputable financial institutions. Short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents. We had cash and cash equivalents of approximately $1.7 million and $524,000 as of June 30, 2010 and December 31, 2009, respectively.

7.	SHORT TERM INVESTMENTS

Short-term investments consist of certificates of deposit with maturities of less than a year.  We had short-term investments of approximately $50,000 and $6.5 million as of June 30, 2010 and December 31, 2009, respectively.

8.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is based on actual costs computed on a first-in, first-out basis.  Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Raw Materials	$634	$775
Work-In-Process	458	737
Finished Goods	265	753
Reserve for obsolescence	(220)	(296)
	$1,137	$1,969

Inventories are reduced for excess and obsolete inventories. These write-downs are based on our review of inventories on hand on a quarterly basis, compared to our assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual conditions for future demand are less favorable than those projected by us or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. Obsolete products removed from gross inventory are physically scrapped. For the first six months ended June 30, 2010, we recorded $90,000 in inventory write down due to obsolete products, consumed $64,000 of previously reserved inventory, and disposed of $102,000 of inventory.  For the three months ended June 30, 2010, we recorded $23,000 in inventory write down due to obsolete products, consumed $44,000 of previously reserved inventory, and disposed of $51,000 of inventory.

Pursuant to ASC 330-10-30 “Inventory-Initial Measurement”, items such as idle facility expense, excessive spoilage, double freight and re-handling costs should be recognized as current-period charges. In addition, ASC 330 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In the first six months of 2010, we have identified no idle facility costs as compared to $4,000 for the same period in 2009 resulting from a period of slow production and facilities maintenance. These expenses were charged to general and administrative expenses in our condensed statement of operations.

9.	PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements. Depreciation expense was $126,000 and $254,000 for the three and six months ended June 30, 2010, as compared to $94,000 and $173,000 for the three and six months ended June 30, 2009, respectively.

Included in property and equipment are our INTELLITEMP radiofrequency energy management devices. These units are loaned at no cost to our direct customers that purchase our disposable products. INTELLITEMP units are carried at cost less accumulated depreciation. The units are depreciated over a three year period and depreciation on the loaned units is included in cost of goods sold. Depreciation expense for INTELLITEMP units used for demonstration or clinical trial, evaluation, training and internal use is included as a component of operating expenses. Depreciation included in cost of goods sold and operating expenses for the six months ended June 30, 2010 and 2009 was $17,000 and $1,000, respectively. Depreciation included in cost of goods sold and operating expenses for the three months ended June 30, 2010 and 2009 was $8,000 and $1,000, respectively.

 Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment	$4,289	$4,181
Leasehold improvements	385	385
	4,674	4,566
Less accumulated depreciation and amortization	(3,362)	(3,173)
Property and equipment, net	$1,312	$1,393

10.	RELATED PARTY TRANSACTIONS

In February 2008, we entered into a consulting agreement with Richard Gaston Associates, LLC, an entity owned by Richard Gaston who is a member of our Board of Directors.  The agreement was approved by the Compensation Committee of our Board of Directors and extends through February 2011.  Pursuant to the terms of the agreement, Dr. Gaston is paid a monthly fee in exchange for advisory services to our Sales and Marketing departments.  During the six months ended June 30, 2010 and 2009, total fees earned under the agreement were $52,560 and $48,000, respectively.  During the three months ended June 30, 2010 and 2009, total fees earned under the agreement were $27,000 and $24,000, respectively.

In November 2007, we entered into a consulting agreement with Dr. Sung Chun, who is a member of our Board of Directors. The agreement was approved by the Compensation Committee of our Board of Directors and extends through September 2010.  Dr. Chun is paid a monthly fee in exchange for the services he provides as our Chief Medical Officer. Total fees earned under the agreement were $60,000 for each of the six months ended June 30, 2010 and 2009.  Total fees earned under the agreement were $30,000 for each of the three months ended June 30, 2010 and 2009.

11.	LOAN PAYABLE

Loan payable was the result of a settlement agreement that was reached with our former President and Chief Operating Officer, William K. Wheeler.  Short-term and long-term loans payable amounted to $16,000 and $18,000 as of June 30, 2010, respectively, compared to $15,000 and $26,000, as of December 31, 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facility in Fremont, California under an operating lease scheduled to expire in July 2014. We have the option to extend the lease for a term of five more years at the then current fair market rental for comparable space.  We also lease certain equipment under non-cancelable capital lease agreements, which bear interest at the rate of 10% per annum.  Following is a schedule of future minimum lease payments under both operating and capital leases at June 30, 2010 (in thousands):

Fiscal Year Ending December 31st	Operating Leases	Capital Leases
2010	$104	$16
2011	211	18
2012	217	-
2013	224	-
2014	132	-
Total minimum lease payments	888	34
Less amounts representing interest	-	(2)
Present value of net minimum lease payments	$888	$32

Short-Term	-	$28
Long-Term	-	$4

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

Consultant Agreement

We have entered into consulting agreements with several individuals.  The agreements are typically for a term of one year and define the scope of services to be provided by the individuals.  The method of compensation for the consultants is cash, stock options, or a combination of both.  During the first six months of 2010 and 2009, we did not grant options to purchase shares of our common stock to non-employees.

Contingencies

Commencing October 2008 through February 2010, we issued an aggregate of 53,194 shares of common stock to approximately 25 employees upon exercise of options granted pursuant to the Company’s 2007 Stock Option Plan (the “Option Plan”) from which we received an aggregate of approximately $250,000 of proceeds. The number of shares issued constitute 0.3% of our issued an outstanding share total at December 31, 2009. Such shares were inadvertently issued free from restriction. At the time of the issuance of such shares, we had not sought to register or qualify these shares or options under federal or state securities laws. Accordingly, the shares purchased pursuant to the exercise of these options may have been issued in violation of federal and state securities laws, and may be subject to rescission. On March 30, 2010, we filed a registration statement on Form S-8 to register the shares issuable under our 2007 Stock Option Plan and have included shares issued to employees who continue to hold shares of our common stock that were issued upon exercise of options granted under the Option Plan. We may be subject to liabilities for violation of applicable federal or state securities state laws. We are currently unable to determine the amount of any fines or any action that may be taken against the Company as a result of these issuances. The assessment of any fines and/or penalties could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

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

ASC 740, Income Taxes, addresses the accounting for uncertainties in income taxes recognized in an entity’s financial statements and prescribes a threshold of “more likely than not” for recognition and derecognition of tax positions taken or expected to be taken in the tax returns.  This standard also provides related guidance on measurement, classification, interest and penalties, and disclosure.  We have not accrued any amounts for tax liability from unrecognized tax benefits for the three and six months ended June 30, 2010 and 2009.  We do not have items that would be considered as uncertainties in regards to income taxes as of June 30, 2010.

Historically, we have incurred net operating losses, or NOLs. Because of this history of net operating losses, we do not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, we have recorded a valuation allowance for the full amount of our deferred tax assets.  We will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

To date, product sales have been direct to customers in the United States and to distributors primarily in Europe and Asia. The geographic distribution of net sales was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
United States	$316	28%	$295	71%	$643	41%	$596	77%
Europe	109	10%	119	29%	196	13%	177	23%
Asia/Pacific	688	62%	1	-	713	46%	3	-
Total Net Sales	$1,113	100%	$415	100%	$1,552	100%	$776	100%

Our diagnostic product group, namely the PATHFINDER family of micro-catheter systems, accounted for 80% and 75% of net sales for the three and six months ended June 30, 2010, respectively, as compared to 57% and 58% for the same periods in 2009, respectively.

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

2007 Stock Option Plan

On September 14, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan authorizes the Board of Directors or one or more of its members to grant options to purchase shares of our Company to eligible individuals.  Eligible individuals may be employees, non-employee members of the Board or the board of directors of any Parent or Subsidiary, and consultants who provide valuable service to us or our Parent or Subsidiary. Options to purchase Common Stock may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate. 3,000,000 shares of Common Stock were reserved for issuance.

Each option agreement specifies the term as to when the option is to become exercisable. Standard options vest at a rate of at least 33% of the underlying shares per year over 3 years and have a maximum term of 10 years. However, in no event shall an incentive stock option granted to a 10% stockholder shall have a maximum term in excess of more than 5 years from the date of the grant.

2003 Stock Option Plan

On April 17, 2003, our Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan authorizes the Board of Directors or one or more of its members to grant to employees, consultants and non-employee directors options to purchase Common Stock of the Company. Options to purchase Common  may be incentive stock options or non-statutory stock options as determined by the Board of Directors or its delegate.

82,000 shares of Common Stock were reserved for issuance.  Each option agreement specifies the term as to when the option is to become exercisable. Standard option issuances are for grants with vesting periods of four years with six months 12.5% cliff vesting and ratable monthly vesting thereafter. However, in no event shall an incentive stock option be exercisable more than 10 years from the date of the grant, and in the case of 10% stockholders, no more than 5 years from the date of the grant.

1993 Stock Option Plan

During 1993, our Board of Directors adopted the 1993 Stock Option Plan (the “1993 Plan”) and reserved 76,507 shares of common stock for issuance. The 1993 Plan provides for both incentive and non-statutory stock options to be granted to employees, directors and consultants. Exercisability, option price, fair value and other terms are determined by the Board of Directors.  No option shall have a maximum term in excess of ten years from the grant date and no option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date. The 1993 Plan expired on June 10, 2003.

1997 Directors' Stock Option Plan

In March 1997, the Board of Directors adopted the 1997 Directors’ Stock Option Plan (the “1997 Plan”) and reserved 9,000 shares of common stock for issuance. The 1997 Plan provides for the grant of non-statutory stock options to non-employee directors of the Company. The 1997 Plan expired in March 2007.

Valuation Assumptions

We estimate the forfeiture rate based on past turnover data.  The rate used in the three and six months ended June 30, 2010 and 2009 was minimal.  Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.

The assumptions used for the three and six months ended June 30, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Employee stock options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility factor	206.5%	155.0%	168.9%	154.9%
Risk-free interest rate	2.8%	2.5%	3.1%	2.5%
Expected term (years)	7	7	7	7
Weighted-average fair value of options granted during the periods	$2.98	$10.59	$8.08	$11.49

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

Stock based compensation expense has been reported in the statements of operations is as follow:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by caption:
Cost of sales	$54	$56	$106	$110
Research and development	45	272	87	379
Selling, general and administrative	409	257	810	544
Total stock-based compensation expense	$508	$585	$1,003	$1,033

For stock options subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. As of June 30, 2010, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.  There were approximately 31,500 and 28,900 options that became vested during the six months ended June 30, 2010 and 2009, respectively.

There was no capitalized share-based compensation cost and there were no recognized tax benefits for the three and six months ended June 30, 2010 and 2009.

The following is a summary of stock option activity under all plans:

		Shares Available	Options Outstanding	Average Exercise Price	Intrinsic Value
Option Plan	Status
2007	Outstanding December 31, 2009	2,167,824	780,982	$9.31	$2,444,900
	Granted	(11,300)	11,300	-
	Exercised	-	(2,000)	-
	Cancelled/expired	4,333	(4,333)	-
	Outstanding March 31, 2010	2,160,857	785,949	$9.31	$1,959,760
	Granted	(1,500)	1,500
	Exercised	-	(800)
	Cancelled/expired	4,501	(4,501)
	Outstanding June 30, 2010	2,163,858	782,148	$9.29	$750

2003	Outstanding December 31, 2009	75,614	5,877	$38.77	$15,007
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-
	Outstanding March 31, 2010	75,614	5,877	$38.77	$11,180
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding June 30, 2010	75,614	5,877	$38.77	$-

1993	Outstanding December 31, 2009	-	3,729	$119.64	$-
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2010	-	3,729	$119.64	$-
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	(2)	-
	Outstanding June 30, 2010	-	3,727	$119.64	$-

1997 Director's Plan	Outstanding December 31, 2009	-	2,560	$10.23	$6,680
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-	-
	Outstanding March 31, 2010	-	2,560	$10.23	$4,720
	Granted	-	-	-
	Exercised	-	-	-
	Cancelled/expired	-	-
	Outstanding June 30, 2010	-	2,560	$10.03	$-

As of June 30, 2010, there were 439,033 vested and exercisable shares and 355,279 unvested and expected to vest shares.

There were 800 and 4,666 options to purchase common stock exercised during the three months ended June 30, 2010 and 2009, respectively.  There were 2,800 and 16,167 options to purchase common stock exercised during the six months ended June 30, 2010 and 2009, respectively.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2010:

		Options Outstanding			Options Exercisable
Option Plan	Range of exercise prices	As of June 30, 2010	Weighted avg. remaining contractual life	Weighted avg. exercise price	As of June 30, 2010	Weighted avg. remaining contractual life	Weighted avg. exercise price

2007	$3.00-$7.10	464,181	7.45	$4.77	328,362	7.40	$4.76
	$9.00-$15.70	74,967	8.63	12.38	22,008	8.45	12.92
	$16.00-$18.50	243,000	8.15	16.97	76,507	8.14	17.08
	Total	782,148	7.78	$9.29	426,877	7.59	$7.39

2003	$5.50-$7.00	3,758	5.40	$6.01	3,750	5.40	$6.01
	$25.00-$104.00	2,119	3.72	96.87	2,119	3.72	96.87
	Total	5,877	4.80	$38.77	5,869	4.79	$38.81

1993	$34.00-$86.00	315	0.89	$36.83	315	0.89	$36.83
	$103.00-$150.00	3,412	1.98	127.29	3,412	1.98	127.29
	Total	3,727	1.89	$119.64	3,727	1.89	$119.64

1997 Director's Plan	$5.00-$10.00	2,480	5.77	$7.31	2,480	5.77	$7.31
	$84.00-$145.00	80	2.42	101.00	80	2.42	101.00
	Total	2,560	5.66	$10.23	2,560	5.66	$10.23

Non-employee Compensation

The Company accounts for options and warrants issued to non-employees under ASC 718, using the Black-Scholes option-pricing model. Expense recognized related to options issued to non-employees for the six months ended June 30, 2010 was minimal.  During the six months ended June 30, 2009, we reversed $164,000 of accrued stock compensation expense for an option granted to a consultant in 2008. This option had a performance based vesting which was ultimately not met.  During the three and six months ended June 30,  2010 and 2009, we did not grant options to purchase shares of our common stock to non-employees.

16.	WARRANTS

The following table summarizes warrants for the six months ended June 30, 2010:

		Outstanding Warrants
	Warrant Shares Available	Number of Warrant Shares	Exercise Price Per Warrant Share	Weighted-Average Exercise Price
Balance as of 12/31/2009	1,402,681	1,402,681	$5.50 - $12.50	$8.42
Warrant Shares Granted	-	-	-	-
Warrant Shares Cancelled	-	-	-	-
Warrant Shares Exercised	-	-	-	-
Balance as of 06/3/2010	1,402,681	1,402,681	$5.50 - $12.50	$8.42

The following table summarizes information about warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Warrant Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Warrant Shares Exercisable	Weighted-Average Exercise Price
$5.50 - $6.50	847,125	2.6	$5.74	847,125	$5.74
$12.50	555,556	3.7	$12.50	555,556	$12.50
	1,402,681	3.0	$8.42	1,402,681	$8.42

No warrants were exercised during the three and six months ended June 30, 2010 and 2009.

17.	STOCKHOLDER RIGHTS PLAN

In May 2002, we adopted a stockholder rights plan (“Rights Plan”) and declared a dividend distribution of one right for each outstanding share of common stock on May 21, 2002. Each right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock on the terms stated in our Rights Plan. The rights will generally separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors. In addition, we are governed by provisions of Delaware law that may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. Since adoption, no triggering events have occurred. The Rights Plan will expire on May 20, 2012.  As of June 30, 2010, no shares have been issued under our Rights Plan.

18.	PREFERRED SHARES

We are authorized to issue ten million shares of blank check preferred stock. We have designated 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock and 750,000 shares of preferred stock as Series A Participating Preferred Stock. In 2007, we issued five million shares of Series A Convertible Preferred stock to APIX Corporation. As a result of the 1-for-10 reverse stock split effectuated on May 11, 2010, APIX, at its sole discretion, may convert the five million Preferred Shares it owns into 100,000 shares of our common stock. The Series A Preferred votes together with the common stock will continue to carry 28 votes for each share of Series A Preferred Stock. APIX is an entity that is solely owned by Robert Cheney, who is also our CEO, CFO and a Director.

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

Our financial assets consist of short-term investments in certificates of deposit with financial institutions in the US and we consider these to be level 1. The aggregate total of these certificates of deposits is $50,000 at June 30, 2010.

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

Reverse Stock Split

Effective May 11, 2010, we implemented a reverse stock split of our common stock in a 1-for-10 ratio. The reverse stock split was approved by our shareholders at a special meeting held on March 17, 2010 and by our board of directors. Based on approximately 143,979,034 pre-split shares of common stock issued and outstanding as of May 11, 2010, the number of shares of common stock that were outstanding as a result of the reverse stock split were 14,398,472.

 All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the reverse stock split automatically on May 11, 2010, the effective date. The reverse stock split affects all shareholders equally and does not affect any shareholders’ proportionate equity interest in the Company except for those shareholders whose fractional shares will be rounded up.

All shares, net loss per share, options and warrants data presented in this quarterly report on Form 10-Q have been adjusted to reflect the reverse stock split.

CE Mark Approval for our Surgical Ablation Probe

In March 2010, we received CE Mark approval with an Indication for the surgical treatment of atrial fibrillation for our Surgical Ablation Probe. All components of our Surgical Ablation System are now approved for marketing for the treatment of AF in European countries recognizing CE Mark approval.

Japanese Diagnostic Market

In December 2009, we received regulatory approval to re-enter the Japanese market and resumed sales of our PATHFINDER products. Since then, we have shipped approximately $1.5 million worth of PATHFINDER products to Japan.  However, there can be no assurance that we will be able to achieve higher levels of sales.

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

We concluded in early 2009 that an opportunity existed to significantly improve our existing EP Ablation System with the key objective of marketing a system with a significantly higher clinical success rate from a single ablation procedure compared with existing commercial products. We elected to implement and clinically validate product improvements prior to a wide commercial launch of the EP Ablation System in Europe and the filing of a premarket approval application with the FDA in the United States.

We have made significant advances and are currently validating and clinically evaluating our next generation EP ablation system, the Cardima CADENCETM EPL. We expect that EPs will benefit from the new Cardima CADENCE EPL’s improved power delivery, temperature feedback, tissue temperature stability, tissue contact, deflection characteristics and ease of catheter manipulation, as well as shorten total procedure times and improved formation of critical target lesions.

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

New Energy Management Device

We are developing an entirely new and updated energy management device to improve both the Surgical Ablation System and EP Ablations System. Clinical studies with this new unit are scheduled to begin in the early part of 2011 and, following clinical evaluation, the new is expected to be validated for sale in Europe and the U.S in the later part of 2011. This new unit will incorporate its own radiofrequency (“RF”) energy source and is expected to offer significant benefits in terms of improved power delivery and stability over our current INTELLITEMP, which relies on a third-party RF generator.

Commercial sale and use of new products in each market will be entirely dependent upon receipt of the applicable regulatory approvals.  In addition, new product development, clinical trials and application for regulatory approval for new products will require substantial amount of working capital. We do not have any external financing currently in place to support the cash flow required to support these functions. However, we are regularly working with potential investors through public or private financings, or other arrangements to raise additional capital to fund our operations. Historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  To date, we have no definitive agreements in place to raise additional capital and there can be no assurance that a definitive agreement will ever materialize. If we are unable to raise additional capital, all new product development efforts are likely to be curtailed.

Results of Operations

Net Sales

	(unaudited, in thousands)
	Three months ended		Six months ended
Net sales	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
United States	$316	$295	$643	$596
Europe	109	119	196	177
Asia/Pacific	688	1	713	3
Total net sales	$1,113	$415	$1,552	$776

Sales for the three months ended June 30, 2010 were $1.1 million, an increase of $698,000, or 168%, compared to $415,000 for the same period in 2009.  Sales for the six months ended June 30, 2010 were $1.6 million, an increase of $776,000, or 100%,  compared to $776,000 for the same period in 2009.  The increase in sales is primarily due to sales of our PATHFINDER products in Japan after the receipt of regulatory approval in December 2009.  Domestic sales of $316,000 and $643,000 for the three and six months ended June 30, 2010, respectively, represent 28% and 41% of total sales. Domestic sales of $295,000 and $596,000, for the three and six months ended June 30, 2009, respectively, represents 71% and 77% of total sales.  International sales of $797,000 and $120,000 for the three months ended June 30, 2010 and 2009, respectively, represent 72% and 29% of total sales, respectively. International sales of $909,000 and $180,000 for the six months ended June 30, 2010 and 2009, respectively, represent 59% and 23% of total sales, respectively.  Our future revenue will depend on various factors including the effectiveness of our commercialization of our products and continued commercial success and duration of that commercial acceptance. In addition to the foregoing, the effect of competing products; coverage and reimbursement under commercial or government plans both domestically and internationally will impact future revenues. In addition to the continuing sales of PATHFINDER, our future revenue will also depend on our ability to obtain regulatory approvals for our new products in the US.

Cost of goods sold; gross margin (deficiency)

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$1,113	$415	$1,552	$776
Cost of sales	1,139	465	1,670	1,331
Gross margin (deficiency)	$(26)	$(50)	$(118)	$(555)

Cost of goods sold for the three months ended June 30, 2010 and 2009 were $1.1 million, or 102% of sales, and $465,000, or 112% of sales, respectively. Cost of goods sold for the six months ended June 30, 2010 and 2009 were $1.7 million, or 108% of sales, and $1.3 million, or 172% of sales, respectively.  The decrease in the percentage of cost of goods sold in 2010 compared to 2009 was mainly due to more stringent cost controls in manufacturing including, material cost reductions, enhanced manufacturing processes, better utilization of production labor and higher output of our PATHFINDER line of diagnostic catheters. We expect our cost of goods sold and our gross margins to improve as sales volume increases.

Research and Development Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Research and development	$2,019	$1,474	$3,456	$3,179

Research and development expenses for the three months ended June 30, 2010 were $2.0 million, compared to $1.5 million for the same period in 2009. The increase in research and development expenses of $545,000 or 37% was primarily due to increased expenses of $468,000 of consulting fees and $453,000 of product used for testing for the development of Cardima’s CADENCE EPL system.  This was offset by lower compensation expense of $321,000 from reduced headcounts.

Research and development expenses for the six months ended June 30, 2010 were $3.5 million, compared to $3.2 million for the same period in 2009.  The increase in research and development expenses of $277,000 or 9% was primarily due to increased consulting expenses of $460,000 and product for testing of $697,000 related to the CADENCE EPL system, offset by lower compensation expenses of $586,000 from reduced headcounts. Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of products for clinical trials, and other fees and costs related to the development of our products.

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

Selling, Marketing, General and Administrative Expenses

	(unaudited, in thousands)
	Three months ended		Six months ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009
Selling, general and administrative	$1,751	$1,537	$3,683	$3,574

Selling, marketing, general and administrative expenses for the three months ended June 30, 2010 were $1.8 million, compared to $1.5 million for the same period in 2009.  The increase in selling general and administrative expenses of approximately $214,000, or 14%, compared to the same period in 2009, was primarily due to an increase in stock compensation expense of $152,000, and legal costs of approximately $63,000.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2010 were $3.7 million, compared to $3.6 million for the same period in 2009.  The slight increase in selling general and administrative expenses of approximately $109,000, or approximately 3%, compared to the same period in 2009, was primarily due to an increase in compensation expenses, offset by lower legal costs.

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

Total other income/(expense)

Total other income (expenses) for the three months ended June 30, 2010 were $11,000 of expenses, compared to $66,000 of income for the same period in 2009 mainly due to interest earned from short-term investments during 2009.  Total other income (expenses) for the six months ended June 30, 2010 were $19,000 of expenses compared to $9,000 of income for the same period in 2009 mainly due to interest earned from short-term investments in 2009.  Total other income (expense) fluctuates from year to year depending on the level of interest income earned on available cash and short-term investment balances and interest expense on debt and capital lease obligations. Future other income/(expense) will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private placements of notes and common stock. We had cash and cash equivalents of $1.7 million as of June 30, 2010. We also had $50,000 in short-term investments as of June 30, 2010. Our working capital was $2.2 million as of June 30, 2010 as compared to $8.4 million as of December 31, 2009.

The cash used in operating activities in the six months ended June 30, 2010 was $5.1 million, which reflected primarily a net loss of $7.3 million and non-cash charges of $1.3 million consisting primarily of depreciation expense and stock-based compensation, offset partially by an increase in accounts payable and accrued liabilities of $642,000 due mostly to timing of payments. The cash used in operating activities in the six months ended June 30, 2009 was $6.8 million, which reflected primarily a net loss of $7.3 million and non-cash charges of $1.2 million consisting primarily of depreciation expense and stock-based compensation, a decrease in accounts payable and accrued liabilities and interest of $625,000 due to the timing of payments, and an increase in net inventory of $766,000, offset in part by deferred revenue of $656,000.

Net cash provided by investing activities of $6.3 million in the six months ended June 30, 2010 was mainly attributable to maturities of short-term investments of approximately $6.4 million to support our operating needs, offset by our investment in capital expenditures to acquire lab equipment, computer hardware and software of $93,000.  Net cash used in investing activities of $11.6 million in the six months ended June 30, 2009 was primarily for the purchase of short-term investments of $11.5 million consisting of certificates of deposit and our investment in capital expenditures of $112,000.

Net cash used by financing activities was $4,000 in the six months ended June 30, 2010 as compared to net cash provided by financing activities of $14.0 million in the same period in 2009, resulting from $14.0 million of funds received from an equity raise during the first quarter of 2009.

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

There was no new capital financing during the first six months of 2010.  Historically, we have funded our operations primarily with proceeds from issuances of our common stock, debt financing, and lease financing. We have used the net proceeds for general corporate purposes, including working capital and equipment purchase.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following: the rate of progress and cost of our research and development activities; the scope, prioritization and number of clinical development programs we pursue; the terms and timing of any collaborative, licensing and other arrangements that we may establish; and other intellectual property rights; the costs and timing of regulatory approvals; the cost of establishing or contracting for sales and marketing capabilities; and the effect of competing technological and market developments. We anticipate that our existing cash, cash equivalents, and short-term investments will be sufficient to satisfy our current and projected funding requirements through the middle of September 2010.

We have no current means of generating material cash flows from operations to meet our existing working capital needs. There can be no assurance that our product development efforts with respect to any of our product candidates will be successfully completed, that required regulatory approvals will be obtained, or that any products, if introduced, will be successfully marketed or achieve commercial acceptance. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.

We do not currently have any external financing in place to support operating cash flow requirements at level of activity present during the three and six months ended June 30, 2010. We have taken steps in August 2010 to further reduce costs by lowering employee headcount and other administrative costs.  However, our management is regularly working with potential investors through public or private financings or other arrangements to raise additional capital in order to continue operations. Historically, we have been able to raise capital through the issuance of debt or equity to meet working capital needs.  To date, we have no definitive agreements in place to raise additional capital and there can be no assurance that any definitive agreement will ever materialize. If we are unable to raise additional capital, our business may fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2010.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARDIMA, INC.

August 11, 2010	By:	/s/ Robert Cheney
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)